Form 10-Q
period 1996-06-30
AMERICAN MEDICAL TECHNOLOGIES INC
filed 1996-08-14
CIK 842695

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ______________________

                                      FORM 10-Q

                                     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1996
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

                           Commission file number 000-17288
                                                  ---------

                         AMERICAN MEDICAL TECHNOLOGIES, INC.
                ------------------------------------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                               75-2193593
                     --------                               ----------
              (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)           Identification No.)

         5847 San Felipe, San Felipe Plaza, Suite 900, Houston, Texas  77057
        ---------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

          Registrant's telephone number, including area code: (713)783-8200
                                                              -------------

        ---------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.   YES [X]   NO [ ]

                         APPLICABLE ONLY TO ISSUERS INVOLVED
                           IN BANKRUPTCY PROCEEDINGS DURING
                              THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES [ ]   NO [ ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of Common Stock outstanding as of the close of business on June 30, 1996, was 12,517,404.

                         AMERICAN MEDICAL TECHNOLOGIES, INC.


                                      I N D E X


                                                                      PAGE
                                                                     NUMBER
                                                                     ------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 1996
           and September 30, 1995 (unaudited) . . . . . . . . . . . .   1

          Consolidated Statements of Operations for the
               three months and nine months ended June 30, 1996
               and 1995 (unaudited) . . . . . . . . . . . . . . . . .   2

          Consolidated Statements of Cash Flows for the
               nine months ended June 30, 1996
               and 1995 (unaudited) . . . . . . . . . . . . . . . . .   3

          Notes to Consolidated Financial
               Statements (unaudited) . . . . . . . . . . . . . . . .   4


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .   6


PART II.  OTHER INFORMATION:

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  10

  Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . .  10

  Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . .  10

  Item 4. Submission of Matters to a Vote
               Of Security Holders. . . . . . . . . . . . . . . . . .  10

  Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .  10

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

               AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                               JUNE 30,         SEPTEMBER 30,
ASSETS                                           1996               1995
                                               --------         -------------
Current Assets:
  Cash and cash equivalents                 $   420,071         $  233,765
  Trade accounts receivable, net of
    allowance of $161,263 and $161,143,
    respectively                              4,410,531          1,279,271
  Note and other receivable                          --          2,300,000
  Inventories                                 3,127,436          2,196,065
  Prepaid expenses and other assets             152,585            155,928
                                            -----------         ----------
      Total current assets                    8,110,623          6,165,029

Investment in 3CI, at market value            1,106,330            340,409

Property, plant and equipment, at cost        1,323,357          1,249,870
  Accumulated depreciation                     (881,867)          (730,733)
                                            -----------         ----------
      Net property, plant and equipment         441,490            519,137

Intangible assets, net of accumulated
  amortization of $521,230 and $415,282,
  respectively                                  972,607          1,078,555
Other assets                                     48,838             89,870
                                            -----------         ----------
      Total assets                          $10,679,888         $8,193,000
                                            -----------         ----------
                                            -----------         ----------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term notes payable                  $ 3,691,052         $2,014,318
  Accounts payable                            1,235,186          2,100,619
  Accrued liabilities                         1,563,623          1,411,165
                                            -----------         ----------
      Total current liabilities               6,489,861          5,526,102

Long-term notes payable                              --            640,000
                                            -----------         ----------
      Total liabilities                       6,489,861          6,166,102
                                            -----------         ----------

Shareholders' Equity:
  Common stock, $.01 par value,
    authorized 100,000,000 shares;
    issued and outstanding 12,517,404
    shares and 11,882,404, respectively         125,174            118,824
  Additional paid-in capital                 10,860,073         10,473,173
  Accumulated deficit                        (6,354,642)        (7,358,600)
  Unrealized loss on investment in 3CI         (440,578)        (1,206,499)
                                            -----------         ----------
      Total shareholders' equity              4,190,027          2,026,898
                                            -----------         ----------
      Total liabilities and shareholders'
        equity                              $10,679,888         $8,193,000
                                            -----------         ----------
                                            -----------         ----------


See accompanying notes to consolidated financial statements.

            AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                       --------------------------    --------------------------
                                          1996            1995           1996           1995
                                       ----------      ----------    -----------    -----------
Revenues                               $5,626,753      $2,235,051    $14,583,187    $ 9,077,505
Cost of sales                           3,483,337       1,404,174      9,140,731      5,469,094
                                       ----------      ----------    -----------    -----------
    Gross profit                        2,143,416         830,877      5,442,456      3,608,411

Selling, general and administrative     1,513,151       1,607,426      3,931,222      4,580,596
Depreciation and amortization              84,849         126,944        257,117        414,299
                                       ----------      ----------    -----------    -----------
    Operating income (loss)               545,416        (903,493)     1,254,117     (1,386,484)

Other income (expense):
    Interest expense, net                 (99,837)        (74,430)       258,149)      (206,278)
    Other income                            1,702             392          7,990         27,580
                                       ----------      ----------    -----------    -----------
        Total other expense               (98,135)        (74,038)      (250,159)      (178,698)
                                       ----------      ----------    -----------    -----------

Net income (loss)                      $  447,281      $ (977,531)   $ 1,003,958    $(1,565,182)
                                       ----------      ----------    -----------    -----------
                                       ----------      ----------    -----------    -----------

Net income (loss) per common and
    and common equivalent share:

    Primary:
        Net income (loss)              $     0.03      $    (0.08)   $      0.08    $     (0.13)
                                       ----------      ----------    -----------    -----------
                                       ----------      ----------    -----------    -----------
        Weighted average shares
            outstanding                14,376,392      11,784,000     13,041,536     11,681,000
                                       ----------      ----------    -----------    -----------
                                       ----------      ----------    -----------    -----------

    Fully diluted:
        Net income (loss)              $     0.03      $    (0.08)   $      0.07    $     (0.13)
                                       ----------      ----------    -----------    -----------
                                       ----------      ----------    -----------    -----------
        Weighted average shares
            outstanding                15,345,820      11,784,000     14,804,141     11,681,000
                                       ----------      ----------    -----------    -----------
                                       ----------      ----------    -----------    -----------




See accompanying notes to consolidated financial statements.

             AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED JUNE 30,
                                                                1996          1995
                                                           ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                        $  1,003,958   $ (1,565,182)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                               257,117        414,299
    Gain on sale of property and equipment                         --          (29,369)
    Changes in assets and liabilities:
      Trade accounts receivable, net                         (3,131,260)       685,955
      Note and other receivable                               2,300,000           --
      Inventories                                              (931,371)      (854,367)
      Prepaid expenses and other assets                          44,340         73,771
      Accounts payable and accrued liabilities                 (704,975)       626,438
                                                           ------------   ------------
    Net cash used in operating activities                    (1,162,191)      (648,455)
                                                           ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment                           (73,487)      (258,805)
  Proceeds from sale of property and equipment                     --           84,626
                                                           ------------   ------------
    Net cash used in investing activities                       (73,487)      (174,179)
                                                           ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                     2,515,769        774,030
  Repayments of notes payable                                (1,296,035)      (326,589)
  Proceeds from exercise of warrants                            175,250        183,050
                                                           ------------   ------------
    Net cash provided by financing activities                 1,421,984        630,491
                                                           ------------   ------------
    Net increase (decrease) in cash and cash equivalents        186,306       (192,143)

Cash and cash equivalents at beginning of period                233,765        363,735
                                                           ------------   ------------
Cash and cash equivalents at end of period                 $    420,071   $    171,592
                                                           ------------   ------------
                                                           ------------   ------------
Supplemental disclosure:
  Cash paid for interest                                   $    272,398   $    206,261
                                                           ------------   ------------
                                                           ------------   ------------
  Notes payable converted to common stock                  $    210,000   $       --
                                                           ------------   ------------
                                                           ------------   ------------


See accompanying notes to consolidated financial statements.

                 AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


(1) CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheets of American Medical Technologies, Inc., d/b/a AMT Industries, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries as of June 30, 1996 and the related statements of operations for the three months and nine months ended June 30, 1996 and 1995, and the related statements of cash flows for the nine months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. All significant intercompany items have been eliminated in consolidation.

    Certain disclosures and other information required by generally accepted accounting principles have been omitted from these financial statements as permitted by reference to other Securities and Exchange Commission filings. These statements should be read in conjunction with the Company's Form 10-K Annual Report as of September 30, 1995.

(2) INVENTORIES

    Inventories at June 30, 1996 and September 30, 1995 consisted of the following:

                                    June 30,        September 30,
                                      1996               1995
                                  ----------        -------------
         Raw materials            $2,775,156         $ 1,596,657
         Work in process             231,815             262,181
         Finished goods              561,799           1,004,472
         Other (demo)                 86,666              61,755
                                  ----------          ----------
                                   3,655,436           2,925,065
         Inventory reserve          (528,000)           (729,000)
                                  ----------          ----------
                                  $3,127,436          $2,196,065
                                  ----------          ----------
                                  ----------          ----------

(3) NET INCOME (LOSS) PER SHARE

    Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, dilutive outstanding warrants and employee stock options are considered common stock equivalents.

                 AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

(4)  INVESTMENT IN 3CI

     The Company owns 680,818 shares of the common stock of 3CI Complete Compliance Corporation. The investment is carried at market value.

(5) LITIGATION

     The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

     A wholly owned subsidiary of the Company, Tidel Engineering, Inc., was previously involved in substantial litigation relating to a dispute with a major customer and a major supplier relative to the Company's environmental monitoring systems product line. Pursuant to a settlement agreement with the customer and supplier in September 1995, the Company received $2,000,000 in October 1995. Such amount had previously been recorded as a receivable as of September 30, 1995. In connection with the settlement, the Company and Tidel Engineering, Inc. were released by the other parties from all liability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operating and growth requirements through funds generated from the private placements of common stock and debt securities with detachable warrants.

     In 1995, the Company experienced working capital shortages as a result of increased expenses relating to litigation concerning its EMS products. As discussed in Note 5 to the accompanying financial statements, the litigation has now been settled and the Company received $2,000,000 in October 1995 in connection therewith. As a result of the settlement and much improved operations, the overall liquidity position of the Company has been favorably impacted. At June 30, 1996, working capital was $1,620,762 as compared to $638,927 at September 30, 1995.

     The Company renewed its revolving credit agreement on March 29, 1996. The agreement provides, under certain terms and conditions, for working capital advances up to a maximum amount of $3,000,000 until May 31, 1997. As of June 30, 1996, $2,036,642 was outstanding pursuant to the agreement as compared to $984,873 at September 30, 1995.

     The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. All of the shares are currently pledged to secure outstanding notes payable with aggregate principal balances of $1,100,000.

     The Company presently has outstanding warrants for the purchase of approximately 4,300,000 shares of its common stock for an aggregate purchase price of approximately $4,500,000. A substantial portion of the warrants expire sixty days after the effective date of a registration statement by the Company covering the offering of common stock underlying warrants. Substantial proceeds would be generated upon the exercise of the warrants and would be available for general working capital purposes, although there can be no assurance that this event will occur.

     The Company's research and development budget for fiscal 1996 has been estimated at $862,000. Approximately $656,000 had been expended for research and development during the nine months ended June 30, 1996.

     No major additions of property, plant and equipment are contemplated during fiscal 1996.

     The Company does not anticipate paying dividends on shares of its common stock in the foreseeable future.

                            RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

REVENUES increased $3,391,702 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Revenues for the three months ended June 30, 1996 and 1995 are broken down by individual product in the following table:

                                                    Net Sales (000's)
                                            --------------------------------
                                                                   Increase
          Product Line                       1996         1995    (Decrease)
          ------------                      ------       ------   ----------
            AnyCard-TM-                     $3,616       $  228      $3,388
            TACC                             1,239        1,188          51
            EMS                                247          350        (103)
            Parts, service and other           525          469          56
                                            ------       ------      ------
                                            $5,627       $2,235      $3,392
                                            ------       ------      ------
                                            ------       ------      ------

AnyCard-TM- sales have increased significantly due to the successful introduction of the single cassette model in November 1995 as an alternative to the tube-type model of automated teller machine. The Company continues to carry the tube-type models in inventory, but sales of the single cassette model contributed most of the revenue from this product line.

TACC sales remained flat due to the shift of marketing emphasis to the automated teller product recently introduced and fewer international shipments during the period. Management believes that this trend will continue throughout the rest of the year.

EMS sales to new accounts will continue to decline as the marketing focus of the Company is shifted to other product lines. Management believes that certain existing customers will continue to purchase these products, however, to complete retrofit projects that are currently in progress.

Parts, service and other revenues increased due to slightly higher demand for replacement parts. As more AnyCard-TM- machines are sold, and the level of transactions per machine increases, this revenue segment is expected to become significant.

COST OF SALES, as a percentage of revenues, decreased from 63% for the three months ended June 30, 1995 to 62% for the three months ended June 30, 1996. A portion of the decline resulted from an adjustment of reserves for slow-moving raw materials.

SELLING, GENERAL AND ADMINISTRATIVE expense decreased $94,275, or 6%, for the three months ended June 30, 1996 as compared to the same period in 1995. The decrease was attributable to reduced legal fees and lower administrative expenses in the corporate office.

DEPRECIATION AND AMORTIZATION decreased $42,095, or 33%, from 1995, due to the write-off of certain intangible costs related to the EMS product line at September 30, 1995.

INTEREST EXPENSE increased from $74,430 in 1995 to $99,837 in 1996, as a result of increased indebtedness.

OTHER INCOME arose primarily from gains on sales of surplus equipment for the three months ended June 30, 1996 and 1995.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

REVENUES increased $5,505,682 for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. Revenues for the nine months ended June 30, 1996 and 1995 are broken down by individual product in the following table:

                                                    Net Sales (000's)
                                            --------------------------------
                                                                   Increase
          Product Line                       1996         1995    (Decrease)
          ------------                     -------       ------   ----------
            AnyCard-TM-                    $ 7,992       $2,227     $5,765
            TACC                             4,429        4,511        (82)
            EMS                                741        1,058       (317)
            Parts, service and other         1,421        1,282         39
                                           -------       ------     ------
                                           $14,583       $9,078     $5,505
                                           -------       ------     ------
                                           -------       ------     ------

AnyCard-TM- sales have increased significantly due to the successful introduction of the single cassette model in November 1995 as an alternative to the tube-type model of automated teller machine. The Company continues to carry the tube-type models in inventory, but sales of the single cassette model contributed most of the revenue from this product line.

TACC sales remained flat due to the shift of marketing emphasis to the automated teller product recently introduced and fewer international shipments during the period. Management does not foresee any significant change in this trend for the remainder of the year.

EMS sales to new accounts will continue to decline as the marketing focus of the Company is shifted to other product lines. Management believes that certain existing customers will continue to purchase these products, however, to complete retrofit projects that are currently in progress.

Parts, service and other revenues increased due to slightly higher demand for replacement parts. As more AnyCard-TM- machines are sold, and the level of transactions per machine increases, this revenue segment is expected to become significant.

COST OF SALES, as a percentage of revenues, increased from 60% to 63% for the nine months ended June 30, 1996 as compared to the same period last year. Management believes that a significant portion of these expenses are applicable to the startup costs incurred in the development of the AnyCard-TM- SC, and accordingly, margins should improve over the next several quarters.

SELLING, GENERAL AND ADMINISTRATIVE expense decreased $649,374, or 14%, for the nine months ended June 30, 1996 as compared to the same period in 1995. The decrease was attributable to reduced legal fees and lower administrative expenses in the corporate office.

DEPRECIATION AND AMORTIZATION decreased $157,182, or 38%, from 1995, due to the write-off of certain intangible costs related to the EMS product line at September 30, 1995.

INTEREST EXPENSE increased from $206,278 in 1995 to $258,149 in 1996, as a result of increased indebtedness.

OTHER INCOME for the nine months ended June 30, 1996 and 1995 arose primarily from gains on sales of surplus equipment.

SEASONALITY

The Company can experience seasonal variances in operations which are closely associated with the construction of convenience stores and service stations and historically has its lowest dollar volume sales months between November and March. With the favorable sales of its new automated teller machine, however, the Company did not experience this trend in the current year. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

MAJOR CUSTOMERS AND CREDIT RISKS

The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements. The Company has a concentration of credit risk, as a significant portion of its revenues is from customers in the retail and petroleum marketing industries. Sales to major customers were as follows for the three months and nine months ended June 30, 1996 and 1995:

                       Three months ended             Nine months ended
                            June 30,                       June 30,
                    -----------------------       -------------------------
                       1996           1995           1996            1995
                    ----------     --------       ----------       --------
     Customer A     $1,086,673     $    --        $1,086,673       $    --
     Customer B     $  699,500     $    --        $  699,500       $    --
     Customer C     $  582,328     $    --        $1,026,134       $281,997
     Customer D     $  191,951     $256,301       $  442,484       $613,985


Foreign sales accounted for 2% and 12% of the Company's total sales during the three months ended June 30, 1996 and 1995, respectively, and 9% and 16% of the Company's total sales during the nine months ended June 30, 1996 and 1995, respectively.

                         PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed no Reports on Form 8-K during the quarter ended June 30, 1996.


                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN MEDICAL TECHNOLOGIES, INC.
                                   (Registrant)



DATE:  August 14, 1996             By: /s/    JAMES T. RASH
                                      ----------------------------------------
                                        James T. Rash
                                        President, Principal Executive Officer
                                        and Principal Financial Officer