Form 10-K
period 1996-09-30
AMERICAN MEDICAL TECHNOLOGIES INC
filed 1996-12-30
CIK 842695

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended September 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (NO FEE REQUIRED)

                        Commission file Number 000-17288

                       AMERICAN MEDICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               Delaware 75-2193593
               (State or other jurisdiction of (I.R.S. Employer
                incorporation or organization) Identification No.)

                           5847 San Felipe, Suite 900
                              Houston, Texas 77057
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (713)783-8200
                            ----------------------

      Securities Registered Pursuant to Section 12(b) of the Act:       None

      Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 8,859,876 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on December 24, 1996 of $2.25 was $19,934,721.

The number of shares of Common Stock outstanding as of the close of business on December 24, 1996 was 12,517,404.

             ---------------------------------------------------

                       AMERICAN MEDICAL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K
             ---------------------------------------------------

                                                                        PAGE
                                     PART I

    Item 1. Business................................................      1
    Item 2. Properties..............................................      8
    Item 3. Legal Proceedings.......................................      9
    Item 4. Submission of Matters to
              a Vote of Security Holders............................      9

                                     PART II

    Item 5. Market for Registrant's Common
              Equity and Related Stockholder Matters................     10
    Item 6. Selected Financial Data.................................     12
    Item 7. Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations.............................     13
    Item 8. Financial Statements and Supplementary Data.............     17
    Item 9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................     17

                                    PART III

    Item 10.  Directors and Executive Officers of
              the Registrant........................................     18
    Item 11.  Executive Compensation................................     20
    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management.................................     23
    Item 13.  Certain Relationships and Related
              Transactions..........................................     24

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K...............................     24

    Signature Page..................................................     26
------------------

* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.     BUSINESS
                                     GENERAL

    American Medical Technologies, Inc. d/b/a AMT Industries, Inc. ("AMT" or the "Company") is a Delaware corporation engaged in the manufacture of automated teller machines, cash management security systems and environmental monitoring systems through its three wholly owned subsidiaries, AnyCard International, Inc., Tidel Cash Systems, Inc. and Tidel Engineering, Inc. (collectively "Tidel").

    The following is a summary of business activities for the previous five years:

    On September 6, 1991, after an eight month period of inactivity, AMT became engaged in the business of medical waste management through its acquisition of substantially all of the assets and certain liabilities of Complete Compliance Corporation and 3CI Transportation Systems Corporation (collectively "3CI"). The purchase price was $6,741,884, which included cash, debentures and common stock.

    On April 14, 1992, AMT sold 580,000 shares of its 3CI common stock as a selling shareholder in an initial public offering by 3CI. The net proceeds to AMT of $3,064,800 were utilized principally to reduce the notes payable arising from the initial acquisition of 3CI assets.

    On February 7, 1994, AMT sold 1,255,182 shares of its holdings of 3CI common stock to Waste Systems, Inc. ("WSI") for $5,083,488, resulting in a gain of $2,229,725. The sale was in connection with the acquisition by 3CI of substantially all of the assets and liabilities of A/MED, Inc. ("A/MED") and American Medical Transports Corporation ("AMTC"), both majority owned subsidiaries of WSI, in exchange for 2,640,350 shares of newly issued 3CI common stock. The shares sold by AMT, together with the shares issued to the former shareholders of A/MED and AMTC in the 3CI acquisitions, resulted in a change of control of 3CI whereby WSI owns a majority of the total outstanding shares of 3CI. AMT's investment in 3CI now consists of 680,818 shares of the outstanding common stock of 3CI, representing approximately 6.9% of the total outstanding 3CI shares. At September 30, 1996, the investment is carried at market value of $893,914 which is net of a provision for unrealized loss of $652,994 in accordance with Statement of Financial Accounting Standards No. 115.

    On September 30, 1992, AMT acquired all of the issued and outstanding capital stock of Tidel Engineering, Inc., a manufacturer of automated teller machines, cash management systems and environmental monitoring systems for a purchase price of $4,746,848. These operations currently represent the sole business of the Company.

                              MANUFACTURED PRODUCTS

    The following is a description of each product line manufactured by the
    Company:

    ANYCARD(TM) AUTOMATED TELLER MACHINES ("ANYCARD(TM)")

    The Company entered the automated teller machine ("ATM") market in October 1992, with the introduction of its original AnyCard(TM) II model. The AnyCard(TM) ATM Cash System was an integration of Tidel's cash management equipment with electronic funds interface processing, utilizing a Personal Identification Number (PIN) system familiar to ATM users.

    The Company generated significant revenues from the sales of the original AnyCard(TM) product from October 1992 through March 1995 and rapidly achieved leadership in the low-cost ATM market. During the last half of fiscal 1995, however, the Company experienced a dramatic reduction in sales of this product. Management believes that this deterioration in sales resulted from increased competition from another manufacturer whose product, although comparably priced, included more features. Accordingly, the Company developed its newest ATM product, the AnyCard(TM) sc , which offers substantially more features than the old product and is competitively priced to assist the Company in regaining its leadership in the low-cost ATM market. The AnyCard(TM) sc can process larger transaction volumes and supports either armored car or self-serve cash replenishment. Sales of this product commenced in November 1995 and comprised the majority of the Company's revenues for fiscal 1996.

    Sales of the AnyCard(TM) II model were insignificant in fiscal 1996, and management has decided to discontinue the product line and liquidate the remaining inventory units in bulk. Certain raw materials will be maintained in stock to support more than 1,000 units which are presently in service. Management has provided reserves for these inventories. See Note 5 of Notes to Consolidated Financial Statements.

    TIMED ACCESS CASH CONTROLLERS ("TACC")

    The Company's original product is its electronic cash management security system known as TACC, which acts both as a drop safe and as a cash dispenser. This unit serves as a depository for cash which is stored in plastic tubes that can be retrieved upon programmed commands at timed intervals. The TACC has been instrumental in the reduction of incidents of crime in many segments of the retail industry, including convenience stores, retail gasoline, specialty retailers, hospitality and entertainment.

    Management believes its TACC products are highly regarded in the retail market and have become standard equipment in virtually all new construction by major convenience store operators and gasoline retailers. The TACC systems are in use in all 7-ELEVEN stores in the United States, as well as in more than 88,000 other locations in the U.S. and 20 other countries.

    Current models allow for a computer interface which can be used in conjunction with offsite systems such as lotteries and point-of-sale systems.

    Management considers the international market for its TACC products to be potentially significant. Certain of the Company's largest customers during the fiscal year have been international distributors. Consequently, the Company has targeted Australia, U.K., Germany, Holland, Sweden, New Zealand, Korea, Taiwan, Thailand and Hong Kong for continued expansion.

    ENVIRONMENTAL MONITORING SYSTEMS ("EMS")

    The Company's EMS product lines are designed to provide leak detection and fuel management of underground petroleum storage tanks and their associated piping systems. The EMS has the capability to print reports of requested data, verify fuel inventories and provide instant notification of alarm conditions such as leaks. The EMS can monitor up to eight storage tanks simultaneously, providing a cost efficient method of monitoring fuel inventories. In addition, the EMS console has communication ports for interface with point-of-sale terminals, modems and computers. The EMS is designed for use by petroleum retailers and other owners and operators of underground storage tanks ("UST"), who must comply with government mandated monitoring regulations for both tanks and piping systems.

    The original EMS product developed for domestic use was the 3000 series which incorporated several different probes purchased from a third party supplier. The line probes failed to function properly as excessive false alarms were registered. The supplier retrofitted the line probes in 1992, but the retrofitted probes also malfunctioned. On January 27, 1994, Tidel Engineering, Inc. sued the supplier seeking damages for the problems caused by the defective probes. Further, on December 21, 1994, the principal customer for the EMS-3000 series filed suit against Tidel Engineering, Inc. and the supplier seeking damages of $18 million. All matters related to this litigation have now been settled. See "ITEM 3. LEGAL PROCEEDINGS" and Notes 4 and 13 of Notes to Consolidated Financial Statements.

    The litigation relative to the line probes had a significant adverse effect on this segment of the Company's business. Sales from EMS products were $6,824,000 in 1993, declining to $1,586,000 and $1,269,000 in 1994 and 1995, respectively. In an effort to combat the negative impact of this problem, the Company developed the EMS-3500 series which did not incorporate the probes used in the EMS-3000 series. Although the Company believes that the EMS-3500 series is a state of the art system with advanced probe technology, sales of the product have been minimal due, in the opinion of management, to industry wide knowledge of the problems associated with the line probes used in the EMS-3000. As a result, marketing efforts have been discontinued with respect to the entire EMS product line. Several of the Company's existing customers are in process of converting all of their store locations to this product, however, and the Company will continue to sell EMS products to accommodate their requirements. Total sales of EMS systems in fiscal 1996 were $954,610.

    Due to the matters discussed in the preceding paragraphs, management has written-off all of the intangible assets applicable to the EMS-3000 series and provided reserves for certain line probe inventories. See Notes 5 and 8 of Notes to Consolidated Financial Statements.


                            RESEARCH AND DEVELOPMENT

    In the effort to protect against product obsolescence by reason of emerging technologies, as well as to insure development of the most advanced products possible, the Company has a continuing program of research and development. Management believes that the Company has established an excellent record of product conception, design, development, field testing and commercial production through its eleven-person engineering department. The engineering staff works with internal sales, marketing and service groups to incorporate customer driven enhancements into Company products. The research and development budget for fiscal 1997 provides for approximately $1,262,000 to be spent in the enhancement of the AnyCard(TM) and TACC product lines. In fiscal 1996, total research and development expenditures were $826,251.


                                  MANUFACTURING

    The Company manufactures or assembles its products, produces spare parts, and renovates or repairs its products at its facility in Carrollton, Texas. The product assembly operations consist of configuring components received from various vendors with the Company's proprietary hardware and software. Upon completion of product assembly, the equipment undergoes functional testing to the extremes of the product's specifications and final quality assurance inspection. The Company normally fills and ships customer orders within 45 days of receipt, and therefore no significant backlog generally exists.

                       MARKETING, DISTRIBUTION AND SERVICE

    DOMESTIC

    The Company markets its cash system products in the United States through Company controlled national accounts and a network of approximately 152 independent distributors and dealers operating in five marketing regions:
    Northeastern, Southeastern, Central, Southwestern and Western. There are approximately 108 distributors handling only AnyCard(TM), 27 handling only TACC, and 17 marketing both product lines.

    The distributor network facilitates coverage of both large national accounts and diversified end-user groups. The Company also coordinates a national service network of service dealers, including 425 for AnyCard(TM) and TACC and 86 for EMS, to provide electronic and mechanical support for all of its products in use.

    INTERNATIONAL

    The Company markets its TACC products overseas through approximately 24 distributors. The international market lags the U.S. by several years with respect to cash management systems. The international market for petroleum and convenience stores is heavily influenced by the Company's traditional domestic customer base, allowing the Company and its international distributors to leverage and develop markets in many diverse geographical areas.

    At this time, the Company does not have a presence in the international market for automated teller machines, but the Company plans to expand its marketing efforts to include certain foreign countries in the future.


                             INTELLECTUAL PROPERTIES

    The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company owns United States patents for certain of its products (see "PATENTS AND TRADEMARKS" hereinbelow) and has filed United States and foreign patent applications for other proprietary products and expects to continue to file product, process and use patent applications with respect to products or improvements developed in the future. There can be no assurance, however, that such patent applications will be filed or, if filed, that patents will be issued to the Company or, if issued, will be adequate to protect its products. In addition, it is not possible to predict the degree of protection that patents will afford. It is possible that patents issued to or licensed by the Company will be successfully challenged, that the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes or pay licensing fees or cease certain activities to take into account patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company's business.

    In addition, competitors may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to those availed of by the Company. The scope and validity of these patents and proprietary rights, the extent to which the Company may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit the Company's ability to market its existing or future products. See "LICENSES" hereinbelow.

    The Company also relies upon unpatented trade secrets and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to its unpatented trade secrets.

                             PATENTS AND TRADEMARKS

    The AnyCard(TM) developed by the Company is protected by two patents and a trademark granted by the U.S. Patent and Trademark office.

    The Company owns two patents relating to its TACC machines and two patents relating to its EMS systems. The Company also owns registered trademarks "TACC", "Tidel Systems" and "TS and Design".


                                    LICENSES

    The Company grants various distributors a non-exclusive right and license, with the right to grant sublicenses, to use the names "Tidel" and "Tidel AnyCard(TM)", together with any associated trademarks, logos or insignias, for the limited purpose of marketing, selling and distributing the AnyCard(TM) products.


                            GOVERNMENTAL REGULATIONS

    The Company's EMS unit is produced and sold to provide total compliance and documentation to the EPA and other regulatory agencies to insure customers' compliance with all applicable regulations relating to the detection and prevention of petroleum leaks in tanks and piping systems. The potential liability from a leaking underground storage tank is the primary motivating factor influencing the decision to install a leak detection device. The EPA and other federal agencies are responsible for the regulation and enforcement of petroleum storage and piping systems and the potential leaks therefrom.

    The Company's EMS systems are subject to numerous other state and local regulations relating to the storage and dispensing of petroleum products.


                                   COMPETITION

    Competition in the automated teller machine manufacturing business is substantial. Large manufacturers such as Diebold, NCR and Fujitsu dominate the marketplace. Direct competition to the Company in the quickly growing, low cost automated teller machine and scrip machine market currently consists of other companies such as Triton and Dessault. Management believes that AnyCard(TM)'s lower initial cost and ongoing operating expenses allow it to compete effectively in the low cost market.

    Direct competition to the Company in the domestic TACC market comes principally from Allied Gary International, McGunn, Scitak and AutoVend. AutoVend is the only manufacturer other than the Company which features cash controllers as a major product line.

    Competition to the Company in its EMS product line is significant. There are at least six active competitors on a level with the Company, consisting of EBW, Emco Wheaton, Gilbarco, Petrovend, Red Jacket, and Veeder-Root. These companies manufacture systems which also provide general leak detection and fuel management capabilities. Further, all of these companies have significant name recognition in the industry and have capital resources which are significantly greater than those presently available to the Company.


                                    EMPLOYEES

    At September 30, 1996, the Company had 84 employees comprised of 41 manufacturing personnel, 11 engineering employees, 13 sales personnel, 12 general office employees, and 7 executive personnel. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationships with all its employees to be satisfactory.


ITEM 2.     PROPERTIES

    The Company's principal executive offices are located in approximately 4,100 square feet at 5847 San Felipe, Suite 900, Houston, Texas 77057.

    The Company's subsidiaries occupy approximately 65,000 square feet of space in a one story brick building in Carrollton, Texas, under a lease expiring in January 2005. The facility houses the principal administrative offices and all manufacturing, testing, product design and research and development operations. The subsidiaries moved into this building in January 1995 and added special foundations for heavy equipment and extended the office area to meet its needs.

    At September 30, 1996, the Company owned tangible property and equipment of approximately $1.6 million. Such amount is comprised primarily of sheet metal shearing, punching and forming equipment, manual and robotic welding equipment, two vehicles used in servicing and delivery functions, and computer equipment and systems.

ITEM 3.     LEGAL PROCEEDINGS

    The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

    In addition, a wholly owned subsidiary of the Company, Tidel Engineering, Inc., was involved in substantial litigation relating to a dispute with a major customer and a major supplier relative to the original EMS product.

    The original EMS product was the 3000 series which incorporated several different probes purchased from a third party supplier. The line probes failed to function properly as excessive false alarms were registered. The supplier retrofitted the line probes in 1992, but the retrofitted probes also malfunctioned. On January 27, 1994, Tidel Engineering, Inc. sued the supplier seeking damages for the problems caused by the defective probes. Further, on December 21, 1994, the principal customer for the EMS-3000 series filed suit against Tidel Engineering, Inc. and the supplier seeking damages of $18 million.

    Following settlement discussions, on September 28, 1995, the supplier tendered an offer of judgment pursuant to Rule 68 of the Federal Rules of Civil Procedure. This offer was accepted by the Company and settlement proceeds of $2,000,000 were received on October 17, 1995. In connection with the settlement, the Company and Tidel Engineering, Inc. were released by the other parties from all liability. See Notes 4 and 13 of Note to Consolidated Financial Statements.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 1996 Annual Meeting of Shareholders was held in Houston, Texas on May 6, 1996. Each of the directors named below in Item 10. hereof was elected to serve until the 1997 Annual Meeting. The shareholders also voted affirmatively to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1996.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                  MARKET PRICES

    The Company's common stock trades on THE NASDAQ SMALL-CAP MARKET under the symbol AMTI. The following table sets forth the quarterly high and low closing sales price for the Company's common stock on the NASDAQ quotation system for the two year period ended September 30, 1996:

      QUARTER ENDED                                     HIGH              LOW
---------------------------                           --------          --------
September 30, 1996 ........................            3 1/16             2 1/16
June 30, 1996 .............................            3 1/16             1 1/32
March 31, 1996 ............................            1 17/32            29/32
December 31, 1995 .........................            1 11/32            13/16

      QUARTER ENDED                                     HIGH              LOW
---------------------------                           --------          --------
September 30, 1995 .........................            1 1/4              9/16
June 30, 1995 ..............................            1 3/4              29/32
March 31, 1995 .............................            1 15/32            11/16
December 31, 1994 ..........................            1 3/32             7/16

The Company's common stock closed at a price of $2.25 per share on December 24, 1996.


                                    DIVIDENDS

    The Company has not paid any cash dividend in the past, and does not anticipate paying cash dividends in the foreseeable future.


                                     HOLDERS

    As of September 30, 1996, 62% of the total 12,397,404 shares outstanding of the Company's common stock were held of record by central depository corporations and broker-dealers for the accounts of others; however, as far as the Company can determine, its common stock is owned by approximately 1,500 persons.

                                    WARRANTS

    At September 30, 1996, there were outstanding warrants to purchase 4,807,255 shares of the Company's common stock at prices ranging from $0.50 to $2.50 per share. During the years ended September 30, 1996 and 1995, the expiration dates for 2,277,255 warrants were extended until sixty days after the effective date of a registration statement covering the shares underlying the warrants. If all the warrants were exercised, the Company would receive approximately $5,085,000 in cash, which would be used to retire all of the outstanding notes payable and increase working capital. During the year ended September 30, 1996, 215,000 warrants were exercised at prices ranging from $0.75 to $1.25, for aggregate proceeds of $168,750. Subsequent to September 30, 1996, the Company issued 267,500 warrants at prices ranging from $0.90 to $1.00, and expects to issue an additional 325,245 warrants at similar prices upon successful filing by the Company of a registration statement discussed herein below.

    The Company plans to file a registration statement in the near future covering an offering by selling shareholders of common stock underlying all of the then outstanding warrants. Management recognizes the potential dilution and effect on the market price of its common stock from the proposed offering. The Company could enter into an agreement with an investment banking firm to manage the offering, but no such arrangement presently exists.


                             1989 STOCK OPTION PLAN

    The Company's 1989 Incentive Stock Option Plan (the "Plan") provides for up to 500,000 shares of common stock to be reserved for the purpose of providing additional incentive to the officers and employees of the Company who are primarily responsible for its management and growth. Options granted under the Plan vest over a three year period and expire no later than 10 years from the date of grant. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 6.     SELECTED FINANCIAL DATA

    The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Report.

                                                                                NINE
                                                                               MONTHS
                                       YEARS ENDED                             ENDED
                                         SEPT. 30,                            SEPT. 30,
SELECTED STATEMENT            ---------------------------------------------   ---------
OF OPERATIONS DATA: (1)         1996        1995        1994      1993  (2)   1992  (2)
------------------            --------    --------    --------    --------    --------
Revenues ..................   $ 20,111    $ 10,860    $ 13,256    $ 12,567  $     --
Gain on sale of investments       --          --          --            24       2,594
Income (loss) from
continuing operations            1,215      (3,418)       (824)       (759)      1,228
Discontinued operations:
Loss from operations-- ....       --          (119)       (506)       (300)
Gain on disposal ..........       --          --         2,230        --          --
Income (loss) from
continuing operations
per share (3) .............       0.10       (0.29)      (0.08)      (0.08)       0.11
--------------

SELECTED BALANCE
SHEET DATA: (1)

Current assets ............   $  9,815    $  6,165    $  5,534    $  4,562    $  4,343
Current liabilities .......      7,594       5,526       3,666       3,682       5,013
Working capital (deficit) .      2,221         639       1,868         880        (670)
Total assets ..............     12,363       8,193      10,420      13,071      13,518
Total notes payable and
  long-term debt ..........      4,769       2,654       2,149       6,502       5,715
Shareholders' equity ......      4,129       2,027       5,354       4,699       4,690
--------------

  (1) All amounts are in thousands, except per share data.

  (2) All data presented for 1993 and 1992 has been restated to reflect 3CI as a discontinued operation.

  (3)Shares used to calculate income (loss) from continuing operations per share were 14,090,464, 11,605,689, 10,536,589, 9,969,509 and 11,168,885 for
     the years ended September 30, 1996, 1995, 1994 and 1993 and for the nine months ended September 30, 1992, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

    OVERVIEW

    The Company increased revenues and earnings for the year ended September 30, 1996 compared to previous years. Revenues reached $20,111,000, representing an 85% increase from the $10,860,000 in 1995. Net income for the year was $1,215,000 as compared to the loss of $3,418,000 sustained in the preceding year.

    The significant sales growth resulted from the introduction of the AnyCard(TM) sc in November 1995. The gross profit from these sales, together with efficiencies in cost management, were primary factors in the overall improvement in net income.

    YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

    REVENUES increased $9,251,434 for the year ended September 30, 1996 compared to the year ended September 30, 1995. A breakdown of sales by individual product line is provided in the following table:

                                                     NET SALES (000'S)
                                            -----------------------------------
                                                                       Increase
  PRODUCT LINE                                1996          1995      (DECREASE)
                                            -------       -------       -------
AnyCard(TM) .........................       $11,508       $ 2,062       $ 9,446
TACC ................................         5,639         5,733           (94)
EMS .................................           954         1,269          (315)
Parts, service and other ............         2,010         1,796           214
                                            -------       -------       -------
                                            $20,111       $10,860       $ 9,251
                                            =======       =======       =======

    AnyCard(TM) sales increased significantly due to the introduction of the single cassette model in November 1995 as an alternative to the tube-type model of automated teller machine.

    TACC sales remained flat due to the shift of marketing emphasis to the automated teller product recently introduced and fewer international shipments during the last six months of the year.

    All marketing activities for EMS products have terminated as the marketing focus of the Company has shifted to other product lines. Management believes that certain customers will continue to purchase these products , however, to complete retrofit projects that are currently in progress.

    Parts, service and other revenues increased due to higher demand for replacement parts. As more AnyCard(TM) machines are sold, and the level of transactions per machine increases, this revenue source is expected to become significant.

    COST OF SALES, as a percentage of revenues, decreased from 67.9% to 63.7% for the year ended September 30, 1996. In the prior year, the Company provided reserves for certain EMS components and AnyCard(TM) II raw materials in the aggregate amount of $600,000.

    SELLING, GENERAL AND ADMINISTRATIVE expense decreased $187,580 for the year ended September 30, 1996 as compared to the same period in 1995, even though sales increased 85% for 1996. The decrease was attributable to lower administrative expenses in the corporate office.

    DEPRECIATION AND AMORTIZATION decreased $203,620, or 37%, from 1995, due to the write-off of certain intangible costs related to the EMS product line at September 30, 1995.

    IMPAIRMENT OF LONG-LIVED ASSETS, applicable to the write-off of intangible costs associated with the EMS-3000 series due to matters discussed elsewhere herein, resulted in a charge of $1,238,595 to results of operations for the year ended September 30, 1995. See Note 8 of Notes to Consolidated Financial Statements.

    INTEREST EXPENSE increased from $317,871 in 1995 to $382,691 in 1996, as a result of increased short-term borrowings.

    OTHER INCOME for the years ended September 30, 1996 and 1995 arose primarily from gains on sales of scrap and surplus equipment. These sales were significantly higher in 1995.

    INCOME FROM SETTLEMENT, NET OF RELATED COSTS of $715,145 was attributable to the one-time settlement of the litigation regarding the EMS-3000 series products in 1995. See Note 13 of Notes to Consolidated Financial Statements.


    YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

    REVENUES decreased $2,396,526 for the year ended September 30, 1995 compared to the year ended September 30, 1994. The following is a summary of revenues by product lines for 1995 and 1994:
                                                     NET SALES (000'S)
                                            -----------------------------------
                                                                       Increase
  PRODUCT LINE                                1995          1994      (DECREASE)
                                            -------       -------       -------
AnyCard(TM) ..........................      $ 2,062      $  5,287       $(3,225)
TACC .................................        5,733         4,347         1,386
EMS ..................................        1,269         1,586          (317)
Parts, service and other .............        1,796         2,036          (240)
                                            -------      --------       -------

                                            $10,860      $ 13,256       $(2,396)
                                            =======      ========       =======

    Sales of the AnyCard(TM) II model deteriorated substantially due to increased competition from a product introduced by another manufacturer.

    TACC sales increased 32% from the previous year due to the addition of new customers in the oil retailing segment and the development of new distributors in the European market.

    EMS sales decreased 20% over the same period in 1994 as the Company continued to experience depressed overall EMS sales due to the problems described elsewhere herein with respect to malfunctioning components in the discontinued EMS 3000. The Company has developed new EMS products in an effort to regain its market position, but management does not believe that domestic sales will be significant in the next year.

    Parts, service and other revenues decreased 11% due to the decline in volume with one significant customer.

    COST OF SALES, as a percentage of revenues, increased from 57% to 68% for the year ended September 30, 1995. This increase arose primarily from two factors. First, the cost of sales percentage applicable to AnyCard(TM) II sales increased from 52% in 1994 to 74% in 1995, as the fixed overheads in this division were up $270,000. Further, the Company provided reserves for certain EMS components and AnyCard(TM) II raw materials in the aggregate amount of $600,000 for 1995. See Note 5 of Notes to Consolidated Financial Statements.

    SELLING, GENERAL AND ADMINISTRATIVE expense increased $68,527 for the year ended September 30, 1995 as compared to 1994. The overall increase was attributable to costs of approximately $164,000 attributable to the relocation of the plant in February 1995, offset somewhat by decreases in selling expenses.

    DEPRECIATION AND AMORTIZATION decreased $100,576, or 16%, from 1994, as certain equipment became fully depreciated and was replaced by new equipment with longer life expectancy.

    IMPAIRMENT OF LONG-LIVED ASSETS, applicable to the write-off of intangible costs associated with the EMS-3000 series due to matters discussed elsewhere herein, resulted in a charge of $1,238,595 to results of operations for the year ended September 30, 1995. See Note 8 of Notes to Consolidated Financial Statements.

    INTEREST EXPENSE decreased from $400,128 in 1994 to $317,871 in 1995, as a result of the retirement of over $4 million in notes payable upon the sale of 3CI in February 1994 and refinancing of existing debt at lower average interest rates.

    OTHER INCOME increased in 1995 due to gains on the sale of scrap and surplus equipment .

    INCOME FROM SETTLEMENT, NET OF RELATED COSTS of $715,145 was attributable to the settlement of the litigation regarding the EMS-3000 series products. See
    Note 13 of Notes to Consolidated Financial Statements.

                         LIQUIDITY AND CAPITAL RESOURCES

    The financial position of the Company at September 30, 1996 was significantly improved from September 30, 1995, as reflected in the following summary of key indicators:

                                                     1996               1995
                                                --------------       -----------
    Shareholders' equity ...............          $4,128,771          $2,026,898
    Tangible net worth .................           3,191,480             948,343
    Working capital ....................           2,220,823             638,927

    The favorable operating results for the year accounted for the substantial improvement in financial position. The Company required $2,439,818 from financing activities, however, to provide the funds required for capital expenditures and the substantial buildups in accounts receivable and inventories associated with the increased AnyCard(TM) sales.

    During March 1996, the Company extended its revolving credit note until May 31, 1997 and increased the maximum borrowing line to $3,000,000. Upon maturity of the note, the Company expects to renew or replace its borrowing facility at essentially the same terms and for an amount required to satisfy its needs for the foreseeable future.

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

    The Company presently has outstanding warrants for the purchase of 4,807,255 shares of its common stock for an aggregate purchase price of approximately $5,085,000. A substantial portion of the warrants are scheduled to expire sixty days after the effective date of a registration statement covering the offering of common stock underlying the warrants which the Company contemplates filing in January 1997. While there can be no assurance that these warrants will be exercised, substantial proceeds would be generated should such event occur, thereby improving the Company's working capital position.

    The Company's research and development budget for fiscal 1997 has been estimated at $1,300,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency.

    The Company does not anticipate paying dividends on shares of its common stock in the foreseeable future.

    OUTLOOK

    The Company anticipates continued growth in sales as consumer demand for low-priced automated teller machines strengthens. The Company expects to increase its market share through the continued success of the AnyCard(TM) sc and the introduction of its new multiple product dispenser. Pricing of competitive products will provide continued pressure on margins, but the Company expects favorable growth in earnings from the increased volumes.

    With its present capital resources, its potential capital from the exercise of warrants, and with its borrowing facility, the Company should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

    SEASONALITY

    The Company can experience seasonal variances in its operations which are closely associated with the construction of convenience stores and service stations and historically has its lowest dollar sales months between November and March. With the favorable sales of its new automated teller machine, however, the Company did not experience this trend in the current year. The Company's operating results for any particular quarter, however, may not be indicative of the results for the future quarter or for the year.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 hereinbelow for an index of the financial statements and schedules included as a part of this Annual Report on Form 10-K.


ITEM 9.     CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The table below gives certain information regarding each director and each executive officer of the Company serving as such during any part of the fiscal year ended September 30, 1996. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers.

                                   ALL OFFICES
                                    WITH THE                DIRECTOR
      NAME              AGE         COMPANY                  SINCE
-----------------      -----       -------------          ------------
James T. Rash           56          Chairman,               11/11/87
                                    Chief Executive and
                                    Financial Officer,
                                    and Director

J. Otis Winters         64          Director                1/19/94   (1)

James L. Britton, III   61          Director                12/03/90

Jerrell G. Clay         55          Director                12/03/90

Mark K. Levenick        37          Director and
                                    President of the
                                    operating subsidiaries  3/28/95

Jerome L. Murtaugh      73          Director and            12/03/90
                                    Secretary


    (1)     Mr. Winters served until May 6, 1996.


                              BUSINESS BACKGROUNDS

    The following is a summary of the business background and experience of each of the persons named above:

    JAMES T. RASH joined the Company in July 1987 and served as Chief Financial Officer and as a Director until February 14, 1989. Since that time he has served continuously as Chairman of the Board of Directors and Chief Executive Officer, and he currently serves as Chief Financial Officer. Mr. Rash was also Chairman and Chief Executive Officer of 3CI from the date of its acquisition by the Company until February 1994.

    J. OTIS WINTERS is the former Chairman of Pate, Winters & Stone, Inc., a financial management consulting firm. Mr. Winters serves on the Board of Directors of Triton Energy Corporation, Trident NGL, Inc., Liberty Bancorp, as well as several other entities, and is a Registered Professional Engineer. Mr. Winters did not stand for reelection to the Board of Directors on May 6, 1996.

    JAMES L. BRITTON, III has for more than the past 5 years managed his own investments. Mr. Britton received a Bachelor of Business Administration degree from the University of Texas in 1957.

    JERRELL G. CLAY for more than the preceding 5 years has been the President of Protective Financial Services, an independent marketing company designed to supply products and services to life insurance and equity sales organizations. Mr. Clay is also a member of the Management Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama and serves as President of International Planners, Inc., a firm involved in estate planning for professionals and high net worth individuals.

    MARK K. LEVENICK is the President and Chief Executive Officer of the operating subsidiaries and has been an executive with Tidel and its predecessors for more than the preceding 5 years. Mr. Levenick is a recognized authority in underground storage tank management and related environmental matters. He holds a B.S. degree from the University of Wisconsin at Whitewater.

    JEROME L. MURTAUGH has engaged in the private practice of law in Houston since 1952. For more than the preceding 5 years, Mr. Murtaugh has pursued his own affairs while practicing law as a sole practitioner. Mr. Murtaugh was a director and Secretary of 3CI until February 1994.


                              DIRECTOR COMPENSATION

    Directors of the Company receive $1000 per meeting as compensation for their services as members of the Board of Directors. Directors who serve on board committees receive $500 per committee meeting. In addition thereto, in May 1996 the directors were granted 50,000 warrants each for the purchase of the Company's common stock at an exercise price of $1.00 per share.


                          BOARD OF DIRECTORS COMMITTEES

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, composed of Messrs. Winters, Britton and Murtaugh, is charged with reviewing the Company's financial statements, the scope and performance of the audit and non-audit services provided by the Company's independent auditors and overseeing the Company's internal accounting procedures. The Compensation Committee, composed of Messrs. Britton and Clay, both of whom are non-officer directors, administers the Company's 1989 Stock Option Plan and reviews and evaluates matters with respect to the payment of direct salaries and incentive compensation to the Company's executive officer and the senior management personnel of the subsidiaries.

               COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership of such equity securities with the Securities and Exchange Commission ("SEC") and NASDAQ. Such entities are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed.

    Based solely on a review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required, the Company believes that its directors and officers and greater than 10% beneficial owners have complied with all Section 16(a) filing requirements.


ITEM 11.    EXECUTIVE COMPENSATION

    The following table sets forth the amount of all cash and other compensation paid by the Company for services rendered during the fiscal years ended September 30, 1996, 1995 and 1994 to Messrs. Rash, Levenick, Hudson and Bedell, such individuals being all of the Company's executive officers whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE
                                                                     LONG-TERM
                                      ANNUAL COMPENSATION           COMPENSATION
NAME AND PRINCIPAL                -----------------------------     ------------
    POSITION                      YEAR        SALARY    BONUS        OPTIONS (1)
----------------------------      ----       ---------  -------       ----------
James T. Rash .................   1996       $182,292    $  --            --
Chief Executive and ...........   1995       $182,292    $40,000          --
Financial Officer .............   1994       $182,292    $  --            --

Mark K. Levenick ..............   1996       $150,000    $90,000          --
President of the ..............   1995       $120,000    $62,500        50,000
operating subsidiaries ........   1994       $120,000    $44,885          --

Michael F. Hudson .............   1996       $105,808    $63,000          --
Vice President of .............   1995       $ 99,808    $ 5,000        50,000
Marketing .....................   1994 (2)   $195,632    $  --            --

Leonard A. Bedell .............   1996       $   --      $  --            --
Executive Vice President, .....   1995 (3)   $ 70,000    $  --            --
Chief Financial Officer and ...   1994       $125,000    $  --            --
Treasurer
--------------

    (1) Stock options granted under the Company's 1989 Stock Option Plan that vest over a three year period. Mr. Bedell's options expired unexercised on March 31, 1995.

    (2) Includes sales commissions of $100,786.

    (3) Includes salary for the three months ended December 31, 1994 and post-employment consulting fees of $40,000. Mr. Bedell is no longer employed by the Company.

    The options previously granted to executive officers and discussed herein become exercisable and vest over a three year period of service following date of grant. No options were exercised pursuant to the Company's 1989 Stock Option Plan during the year ended September 30, 1996. The table set forth below reflects the number of options exercisable by the respective optionees and the respective valuations at September 30, 1996:

                     OPTIONS EXERCISABLE AND RELATED VALUES
                               SEPTEMBER 30, 1996

                                  NUMBER OF          VALUE OF UNEXERCISED
                                 UNEXERCISED             IN-THE-MONEY
                                 OPTIONS AT                OPTIONS AT
                              SEPTEMBER 30, 1996       SEPTEMBER 30, 1996
                                  (SHARES)                    (  $  )
                       ----------------------------   --------------------------
   NAME                EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
---------------        -----------    -------------   -----------  -------------
James T. Rash ........   80,000             --          $40,000       $  --

Mark K. Levenick .....   66,666           33,334         49,062        34,375

Michael F. Hudson ....   16,666           33,334         17,187        34,375

--------------------------------------------------------------------------------

            COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
                      AMERICAN MEDICAL TECHNOLOGIES, INC.,
                   PEER GROUP INDEX AND NASDAQ MARKET INDEX


                                                     SEPTEMBER 30,
                                 ----------------------------------------------
                                 1992(1)    1993      1994      1995      1996
                                 ------    ------    ------    ------    ------
AMERICAN MEDICAL
TECHNOLOGIES, INC ............   104.08%    61.22%    34.69%    34.69%    71.43%

PEER GROUP A (2) .............    97.13%   163.35%   205.30%   257.41%   214.62%

PEER GROUP B (3) .............    83.29%    68.42%    70.21%    73.53%    85.19%

NASDAQ MARKET INDEX ..........    93.68%   121.84%   128.93%   156.54%   182.76%
-------------------------

(1) Assumes $100 invested on September 30, 1991 and no dividends paid in any year thereafter.

(2) Peer group consists of companies utilizing the category for Fabricated Metal Products Not Elsewhere Classified, SIC 3499. The Company has utilized this category since October 1, 1992.

(3) Peer group consists of companies utilizing the category for Environmental Management Firms, SIC 4953. The Company utilized this category from October 6, 1991 to February 7, 1994.

                              EMPLOYMENT AGREEMENTS

    None of the executive officers of the Company or its subsidiaries have employment agreements with the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 24, 1996, the number of shares of common stock beneficially owned by (i) the only persons known to the Company to be the beneficial owners of more than 5% of its voting securities and (ii) each director individually and by the directors and officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                       NAME AND                       AMOUNT AND
                      ADDRESS OF                      NATURE OF         PERCENT
  TITLE OF             BENEFICIAL                     BENEFICIAL          OF
    CLASS                OWNER                        OWNERSHIP         CLASS(1)
------------      ---------------------               -----------       -------
Common Stock      Alliance Developments               1,437,362(2)         11.5%
                  One Yorkdale Road
                  Suite 510
                  North York, Ontario
                  M6A 3A1

Common Stock      James L. Britton, III               898,500(3)            7.2%
                  3272 Westheimer, #3
                  Houston, Texas 77098

Common Stock      James T. Rash                       605,000(4)(5)         4.8%
                  5847 San Felipe
                  San Felipe Plaza, Suite 900
                  Houston, Texas 77057

Common Stock      Jerrell G. Clay                     275,000(3)            2.2%
                  2900 Wilcrest
                  Houston, Texas 77042

Common Stock      Jerome L. Murtaugh                  275,000(3)            2.2%
                  5847 San Felipe
                  Suite 900
                  Houston, Texas 77057

Common Stock      Mark K. Levenick                    166,666(6)            1.3%
                  2310 McDaniel Dr.
                  Carrollton, Texas 75006

Common Stock      Directors and Officers              2,220,166(7)         17.7%
                  as a group (5 persons)
---------------

  (1) Based upon 12,517,404 shares outstanding as of December 24, 1996.

  (2) Includes 125,000 shares which could be acquired within 60 days upon exercise of outstanding warrants providing for an exercise price $1.25 per share.

  (3) Includes 275,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at exercise prices of (i) $0.625 per share as to 100,000 shares, (ii) $1.25 per share as to 125,000 shares, and
      (iii) $1.00 per share as to 50,000 shares.

  (4) Includes 355,000 shares which could be acquired within 60 days upon exercise of outstanding options and warrants providing exercise prices of
      (i) $0.625 per share as to 100,000 shares, (ii) $1.25 per share as to 125,000 shares, (iii) $1.6875 per share as to 80,000 shares and (iv) $1.00 per share as to 50,000 shares.

  (5) 200,000 shares are being held in escrow, the release therefrom being subject to the direction and determination of the Vancouver Stock Exchange or the British Columbia Superintendent of Brokers, based upon the financial condition of the Company and other matters.

  (6) Consists of 166,666 shares which could be acquired within 60 days upon exercise of outstanding warrants and options providing for exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $1.25 per share as to 20,000 shares, (iii) $1.75 per share as to 30,000 shares, (iv) $1.00 as to 50,000 shares, (v) $0.875 per share as to 8,333 shares and (vi) $1.4375 per share as to 8,333 shares.

  (7) Includes the 275,000 shares for each of the three individuals referred to in Note (3) above, the 355,000 shares referred to in Note (4) above, and the 1666,666 shares referred to in Note (6) above obtainable upon exercise of outstanding warrants and options.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. J. L. Murtaugh, a director, serves as counsel to the Company. During the fiscal year ended September 30, 1996, he received legal fees aggregating $72,000 from the Company and could receive fees for such services in the future.

    The Company provided certain administrative and clerical services to two entities with whom James T. Rash, chief executive officer of the Company, serves as a director. Fees earned by the Company for these services totaled $144,000 for the year ended September 30, 1996.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON FORM 8-K


            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The audited consolidated financial statements of the Company and report of its independent certified public accountants responsive to the requirements of Item 8 of Form 10-K are included herein as part of this Report. Such audited financial statements and reports as set forth in the accompanying index include, in the opinion of management of the Company, all required disclosures in the notes thereto.

                                    EXHIBITS

    The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

                               REPORTS ON FORM 8-K

    The Company filed no report on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN MEDICAL TECHNOLOGIES, INC.
                              (Company)


December 27, 1996             /S/ JAMES T. RASH
                                  James T. Rash
                                  President and Principal Executive Officer


                              /S/ JAMES T. RASH
                                  James T. Rash
                                  Principal Financial and Accounting Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                       DATE
------------------                  --------                ------------------
/S/ JAMES T. RASH                   Director                December 27, 1996
    James T. Rash


/S/ JAMES L. BRITTON, III           Director                December 27, 1996
    James L. Britton, III


/S/ JERRELL G. CLAY                 Director                December 27, 1996
    Jerrell G. Clay


/S/ MARK L. LEVENICK                Director                December 27, 1996
    Mark K. Levenick


/S/ JEROME L. MURTAUGH              Director                December 27, 1996
    Jerome L. Murtaugh

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE


CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN MEDICAL TECHNOLOGIES, INC.
      AND SUBSIDIARIES

Independent Auditors' Report .............................................   F-2

Consolidated Balance Sheets -- September 30, 1996 and 1995 ...............   F-3

Consolidated Statements of Operations for the years ended
September 30, 1996, 1995 and 1994 ........................................   F-4

Consolidated Statements of Shareholders' Equity for the years
ended September 30, 1996, 1995 and 1994 ..................................   F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 1996, 1995 and 1994 ........................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES OF AMERICAN MEDICAL
      TECHNOLOGIES, INC. AND SUBSIDIARIES

The following schedules are filed as part of this Annual Report on Form 10-K:

Schedule I Condensed Financial Information of Registrant..................   S-1

Schedule II Valuation and Qualifying Accounts.............................   S-3

All other schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Medical Technologies, Inc.:


    We have audited the consolidated financial statements of American Medical Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statements schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Medical Technologies, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                KPMG PEAT MARWICK LLP

Houston, Texas
December 20, 1996

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,
                       ASSETS                                1996         1995
                                                        ------------    ------------
Current Assets:
Cash and cash equivalents ...........................   $    582,108    $    233,765
Trade accounts receivable, net of allowance of
$184,900 and $161,143, respectively .................      5,651,980       1,279,271
Note and other receivable (Note 4) ..................           --         2,300,000
Inventories (Note 5) ................................      3,341,486       2,196,065
Prepaid expenses and other assets ...................        239,621         155,928
                                                        ------------    ------------
Total current assets ................................      9,815,195       6,165,029

Investment in 3CI, at market value (Note 3) .........        893,914         340,409

Property, plant and equipment, at cost (Note 7) .....      1,601,145       1,249,870
Accumulated depreciation ............................       (928,762)       (730,733)
                                                        ------------    ------------
Net property, plant and equipment ...................        672,383         519,137

Intangible assets, net of accumulated amortization of
$556,546 and $415,282, respectively (Note 8) ........        937,291       1,078,555
Other assets ........................................         44,360          89,870
                                                        ------------    ------------
Total assets ........................................   $ 12,363,143    $  8,193,000
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable (Note 9) ...................   $  4,128,886    $  2,014,318
Accounts payable ....................................      1,857,601       2,100,619
Accrued liabilities .................................      1,607,885       1,411,165
                                                        ------------    ------------
Total current liabilities ...........................      7,594,372       5,526,102

Long-term debt (Note 9) .............................        640,000         640,000
                                                        ------------    ------------
Total liabilities ...................................      8,234,372       6,166,102
                                                        ------------    ------------

Commitments and contingencies (Notes 13 and 14)

Shareholders' Equity (Notes 10 and 11):
Common stock, $.01 par value, authorized 100,000,000
shares; issued and outstanding 12,397,404 and
11,882,404 shares, respectively .....................        123,974         118,824
Additional paid-in capital ..........................     10,801,273      10,473,173
Accumulated deficit .................................     (6,143,482)     (7,358,600)
Unrealized loss on investment in 3CI (Note 3) .......       (652,994)     (1,206,499)
                                                        ------------    ------------
Total shareholders' equity ..........................      4,128,771       2,026,898
                                                        ------------    ------------
Total liabilities and shareholders' equity ..........   $ 12,363,143    $  8,193,000
                                                        ============    ============

See accompanying notes to consolidated financial statements.

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended September 30,
                                                                             ------------------------------------------------------
                                                                                1996                  1995                1994
                                                                             ------------         ------------         ------------
Revenues ............................................................        $ 20,111,249         $ 10,859,815         $ 13,256,341
Cost of sales (Note 5) ..............................................          12,816,453            7,375,074            7,558,895
                                                                             ------------         ------------         ------------
Gross profit ........................................................           7,294,796            3,484,741            5,697,446

Selling, general and administrative .................................           5,366,006            5,553,586            5,485,059
Depreciation and amortization .......................................             341,561              545,181              645,757
Impairment of long-lived assets (Note 8) ............................                --              1,238,595                 --
                                                                             ------------         ------------         ------------
Operating income (loss) .............................................           1,587,229           (3,852,621)            (433,370)

Other income (expense):
Interest expense, net ...............................................            (382,691)            (317,871)            (400,128)
Other income ........................................................              10,580               37,478                9,389
Income from settlement, net of related costs (Note 13) ..............                --                715,145                 --
                                                                             ------------         ------------         ------------
Total other income (expense) ........................................            (372,111)             434,752             (390,739)
                                                                             ------------         ------------         ------------
Income (loss) from continuing operations ............................           1,215,118           (3,417,869)            (824,109)

Discontinued operations (Note 3):
Loss from operations ................................................                --                   --               (119,493)
Gain on disposal ....................................................                --                   --              2,229,725
                                                                             ------------         ------------         ------------
Net income (loss) ...................................................        $  1,215,118         $ (3,417,869)        $  1,286,123
                                                                             ============         ============         ============

Net income (loss) per common and
common equivalent share:

Primary:
Income (loss) from continuing operations ............................        $       0.10         $      (0.29)        $      (0.08)
Discontinued operations:
Loss from operations ................................................                --                   --                  (0.01)
Gain on disposal ....................................................                --                   --                   0.21
                                                                             ------------         ------------         ------------
Net income (loss) ...................................................        $       0.10         $      (0.29)        $       0.12
                                                                             ============         ============         ============
Weighted average shares outstanding .................................          14,090,464           11,605,689           10,536,589
                                                                             ============         ============         ============
Fully diluted:
Income (loss) from continuing operations ............................        $       0.09         $      (0.29)        $      (0.08)
Discontinued operations:
Loss from operations ................................................                --                   --                  (0.01)
Gain on disposal ....................................................                --                   --                   0.21
                                                                             ------------         ------------         ------------
Net income (loss) ...................................................        $       0.09         $      (0.29)        $       0.12
                                                                             ============         ============         ============
Weighted average shares outstanding .................................          14,188,497           11,605,689           10,536,589
                                                                             ============         ============         ============

See accompanying notes to consolidated financial statements.

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        UNREALIZED
                                           SHARES                       ADDITIONAL                       LOSS ON           TOTAL
                                         ISSUED AND       COMMON         PAID-IN       ACCUMULATED      INVESTMENT     SHAREHOLDERS'
                                         OUTSTANDING      STOCK          CAPITAL          DEFICIT         IN 3CI          EQUITY
                                         -----------     ---------     ------------     -----------     -----------     -----------
Balance, September 30, 1993 .........     10,186,573     $ 101,866     $  9,823,903     $(5,226,854)    $      --       $ 4,698,915

Exercise of warrants ................      1,337,362        13,373          505,603            --              --           518,976
Repurchase and
cancellation of
common stock ........................        (75,000)         (750)        (149,250)           --              --          (150,000)
Net income ..........................           --            --               --         1,286,123            --         1,286,123
                                         -----------     ---------     ------------     -----------     -----------     -----------

Balance, September 30, 1994 .........     11,448,935       114,489       10,180,256      (3,940,731)           --         6,354,014

Issuance of common stock ............         49,469           495           33,157            --              --            33,652
Exercise of warrants ................        384,000         3,840          259,760            --              --           263,600
Net loss ............................           --            --               --        (3,417,869)           --        (3,417,869)
Unrealized loss on
investment in 3CI ...................           --            --               --              --        (1,206,499)     (1,206,499)
                                         -----------     ---------     ------------     -----------     -----------     -----------

Balance, September 30, 1995 .........     11,882,404       118,824       10,473,173      (7,358,600)     (1,206,499)      2,026,898

Issuance of common stock ............        300,000         3,000          147,000            --              --           150,000
Exercise of warrants ................        215,000         2,150          159,100            --              --           161,250
Issuance of warrants ................           --            --             22,000            --              --            22,000
Net income ..........................           --            --               --         1,215,118            --         1,215,118
Unrealized gain on
investment in 3CI ...................           --            --               --              --           553,505         553,505
                                         -----------     ---------     ------------     -----------     -----------     -----------

Balance, September 30, 1996 .........     12,397,404     $ 123,974     $ 10,801,273     $(6,143,482)    $  (652,994)    $ 4,128,771
                                         ===========     =========     ============     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                              -----------------------------------------------------
                                                                                   1996                1995                1994
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
Net income (loss) ...................................................         $ 1,215,118          $(3,417,869)         $ 1,286,123
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization .......................................             341,561              545,181              645,757
Gain on sale of property, plant and equipment .......................              (1,214)             (29,367)              (1,315)
Impairment of long-lived assets .....................................                --              1,238,595                 --
Loss from discontinued operations ...................................                --                   --                119,493
Gain on disposal of discontinued operations .........................                --                   --             (2,229,725)
Changes in assets and liabilities:
Trade accounts receivable, net ......................................          (4,372,709)           1,664,740             (973,283)
Note and other receivable ...........................................           2,300,000           (2,300,000)                --
Inventories .........................................................          (1,145,421)            (170,807)            (224,928)
Prepaid expenses and other assets ...................................             (39,661)             132,388              167,479
Accounts payable and accrued liabilities ............................             (38,298)           1,600,105               45,586
                                                                              -----------          -----------          -----------
Net cash used in operating activities ...............................          (1,740,624)            (737,034)          (1,164,813)
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
Purchases of property, plant and equipment ..........................            (352,651)            (277,812)            (122,449)
Proceeds from sale of property, plant and equipment .................               1,800               87,906                3,614
Proceeds from disposal of discontinued operations ...................                --                   --              5,083,488
Decrease in investment in 3CI .......................................                --                   --                 67,997
Increase in intangible assets .......................................                --                   --                (38,614)
                                                                              -----------          -----------          -----------
Net cash (used in) provided by investing activities .................            (350,851)            (189,906)           4,994,036
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
Proceeds from issuance of notes payable .............................           3,528,211            1,128,821              872,923
Repayments of notes payable .........................................          (1,263,643)            (603,251)          (5,226,048)
Proceeds from exercise of warrants ..................................             161,250              263,600              518,976
Proceeds from issuance of warrants ..................................              14,000                 --                   --
Proceeds from issuance of common stock ..............................                --                  7,800                 --
Repurchase and cancellation of common stock .........................                --                   --               (150,000)
                                                                              -----------          -----------          -----------
Net cash provided by (used in) financing activities .................           2,439,818              796,970           (3,984,149)
                                                                              -----------          -----------          -----------
Net increase (decrease) in cash and cash equivalents ................             348,343             (129,970)            (154,926)

Cash and cash equivalents at beginning of year ......................             233,765              363,735              518,661
                                                                              -----------          -----------          -----------
Cash and cash equivalents at end of year ............................         $   582,108          $   233,765          $   363,735
                                                                              ===========          ===========          ===========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................         $   356,571          $   289,861          $   406,115
                                                                              ===========          ===========          ===========
Supplemental disclosure of noncash financing activity:
Conversion of note payable to common stock ..........................         $   150,000          $    25,852          $      --
                                                                              ===========          ===========          ===========

See accompanying notes to consolidated financial statements.

             AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


(1)   ORGANIZATION AND SIGNIFICANT BUSINESS TRANSACTIONS

American Medical Technologies, Inc. ("AMT" or the "Company") is a Delaware corporation engaged in the manufacture of automated teller machines, cash management security systems and environmental monitoring systems through its three wholly owned subsidiaries, AnyCard International, Inc., Tidel Cash Systems, Inc. and Tidel Engineering, Inc. (collectively referred to as "Tidel").

Prior to February 1994, AMT was engaged in the business of medical waste management services through its partially owned subsidiary, 3CI Complete Compliance Corporation ("3CI"). As more fully described in Note 3, AMT disposed of the majority of its 3CI common stock during the year ended September 30, 1994.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of AMT and its wholly owned subsidiaries. All significant intercompany items have been eliminated in consolidation.

RECLASSIFICATIONS
Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with current year presentation. Such reclassifications had no impact on net income (loss) for the previously reported.

CASH AND CASH EQUIVALENTS
For purposes of consolidated financial statement presentation and reporting cash flows, all liquid investments with original maturities at date of purchase of three months or less are considered cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values as deemed appropriate by management of the Company. See Note 5.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments are capitalized; expenditures for repairs and maintenance are charged to expense as incurred.

INTANGIBLE ASSETS
All intangible assets are amortized using the straight-line method over a period ranging from 5 to 10 years, with the exception of goodwill which is amortized over 40 years.

During the year ended September 30, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Accordingly, the Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

WARRANTIES
Certain of the Company's products are sold under warranty against defects in materials and workmanship for a period of one to two years. Parts generally carry a ninety day warranty. A provision for estimated warranty costs is included in accrued liabilities and is charged to operations at the time of sale.

FEDERAL INCOME TAXES
Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in determining income or loss in the period that includes the enactment date.

INVESTMENT SECURITIES
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was adopted by the Company during the year ended September 30, 1995. Statement 115 establishes standards for financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. See Note 3.

In accordance with Statement 115, the Company classifies its investment in 3CI as available for sale, with unrealized gains and losses excluded from earnings and recorded as a separate component of shareholders' equity.

NET INCOME (LOSS) PER SHARE
Net income (loss) per common and common equivalent share was computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, outstanding warrants and employee stock options are considered common stock equivalents. Fully diluted earnings per share is materially equal to primary earnings per share for 1995 and 1994. In 1996, the computation of fully diluted earnings per share includes additional shares assuming conversion of a 12% convertible note issued during 1996 that is due December 7, 1996.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued October 23, 1995. Statement 123 encourages companies to adopt in fiscal years beginning after December 15 1995, a new accounting method for recognizing stock-based expense based on the estimated fair value of employee stock options. Statement 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", provided that expanded footnote disclosure is presented. The Company does not intend to adopt the fair value method of accounting for stock-based compensation under Statement 123.

USE OF ESTIMATES
The preparation of the accompanying consolidated financial statements requires the use of estimates by management in determining the Company's assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

As of September 30, 1996 and 1995, the carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximated fair value because of the short maturity of those instruments. The fair value of the Company's debt approximates its carrying amount.

(3)   DISCONTINUED OPERATIONS -- 3CI

On February 7, 1994, AMT sold 1,255,182 shares of its holdings of 3CI common stock to Waste Systems, Inc. ("WSI") for $5,083,488, resulting in a gain of $2,229,725. The sale was in connection with the acquisition by 3CI of substantially all of the assets and liabilities of A/MED, Inc. ("A/MED") and American Medical Transports Corporation ("AMTC"), both majority owned subsidiaries of WSI, in exchange for 2,640,350 shares of newly issued 3CI common stock. The shares sold by AMT, together with the shares issued to the former shareholders of A/MED and AMTC in the 3CI acquisitions, resulted in a change of control of 3CI whereby WSI owns a majority of the total outstanding shares of 3CI. The three common Board of Directors members of the Company and 3CI resigned from the 3CI Board simultaneous with the closing and AMT has no continuing management control of 3CI. AMT's investment in 3CI now consists of 680,818 shares of the outstanding common stock of 3CI, representing approximately 6.9% of the total outstanding 3CI shares. At September 30, 1996, the investment is carried at market value of $893,914 which is net of an unrealized loss recorded in shareholders' equity of $652,994 in accordance with Statement 115.

The results of 3CI have been reported separately as a component of discontinued operations in the Consolidated Statements of Operations for the year ended September 30, 1994. Summarized results of 3CI prior to disposition as well as AMT's interest in those results are as follows:

                                                                         1994
                                                                     -----------
Total revenues .......................................              $ 2,312,413
Loss from operations .................................                 (265,823)
Net loss .............................................                 (216,042)
Company's interest ...................................                 (119,493)

(4)   NOTE AND OTHER RECEIVABLE

As discussed in Note 13, the Company received a cash payment of $2,000,000 on October 17, 1995 in connection with the final settlement of certain litigation and recorded such amount as an account receivable at September 30, 1995.

On May 15, 1995, the Company loaned $300,000 to a non-affiliated corporation which was under evaluation as a potential candidate for acquisition. The note bears interest at 12% per annum and is secured by 51% of the outstanding common stock of the corporation. The note was paid in full on November 30, 1995.


(5)   INVENTORIES

Inventories consist of the following at September 30, 1996 and 1995:

                                                 1996                   1995
                                             -------------          ------------
Raw materials ......................          $ 2,061,659           $ 1,596,657
Work in process ....................              740,627               262,181
Finished goods .....................              916,246             1,004,472
Other (demo) .......................               98,954                61,755
                                             -------------          ------------
                                                3,817,486             2,925,065
                                             -------------          ------------
Inventory reserve ..................             (476,000)             (729,000)
                                             -------------          ------------
                                              $ 3,341,486           $ 2,196,065
                                             =============          ============

During the year ended September 30, 1995, the Company increased its inventory reserve and recorded a corresponding charge to cost of sales of $300,000 to reflect a write down of the carrying amount of certain components related to an earlier model of its environmental monitoring products. As a result of the litigation pertaining to the environmental monitoring products, management of the Company does not believe that the value of the components will be realized from future operations. See Note 13.

In addition, during the year ended September 30, 1995, the Company, in anticipation of the introduction of a new model of automated teller machine, increased its inventory reserve and recorded a corresponding charge to cost of sales of $300,000 to reflect a write down of the carrying amount of certain raw materials used in the production of an earlier model. During the year ended September 30, 1996, the Company decreased such reserve $253,000 principally due to write-offs associated with the discontinuation of that model.


(6)   MAJOR CUSTOMERS AND CREDIT RISKS

The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements. The Company has a concentration of credit risk, as a significant portion of its revenues is from customers in the retail and petroleum marketing industries. In addition, the Company's product sales are impacted by various federal, state and local regulatory agencies involved with regulations related to environmental monitoring. During the year ended September 30, 1994, the Company had sales to two major customers that accounted for more than 10% of sales in the amounts of $1,827,836 and $1,617,721. None of the Company's sales to customers accounted for more than 10% of sales during the years ended September 30, 1996 and 1995.

Foreign sales accounted for 7%, 17% and 14% of the Company's total sales during the years ended September 30, 1996, 1995 and 1994, respectively.


(7)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 1996 and 1995:

                                           1996        1995         Useful Life
                                        ----------    ----------    ------------
Machinery and equipment ............    $1,173,194    $  895,828    2 - 10 years
Computer equipment and systems .....       236,555       184,932    3 -  7 years
Furniture, fixtures and other
improvements .......................       191,396       169,110    3 -  5 years
                                        ----------    ------------
                                        $1,601,145    $1,249,870
                                        ==========    ============

Depreciation expense was $198,819 and $241,013 for the years ended September 30, 1996 and 1995, respectively. Repairs and maintenance expenses were $41,999 and $57,966 for the years ended September 30, 1996 and 1995, respectively.


(8) INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 1996 and 1995:

                                                    1996                 1995
                                                ------------        ------------
Cash Management Systems:
  Software .............................        $   350,000         $   350,000
  Proprietary technology ...............            417,000             417,000
Other technology .......................            143,613             143,613
Goodwill ...............................            583,224             583,224
Accumulated amortization ...............           (556,546)           (415,282)
                                                ------------        ------------
                                                $   937,291         $ 1,078,555
                                                ============        ============

In connection with the litigation discussed in Note 13, management of the Company determined that the carrying amount of intangibles relating to earlier product designs of environmental monitoring systems was not recoverable from future cash flows expected to be realized. Based on the provisions of Statement 121, which was adopted by the Company during the year ended September 30, 1995, all costs related to these intangible assets were written off during the year ended September 30, 1995. The charge of $1,238,595 consisted of $948,104 (net of accumulated amortization of $454,896) related to environmental monitoring systems software and proprietary technology, and $290,491 (net of accumulated amortization of $23,553) related to corresponding goodwill associated with the environmental monitoring systems.

(9) NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consist of the following at September 30, 1996 and 1995:

                                                         1996            1995
                                                      -----------      ---------
Revolving credit note, secured by
substantially all of the assets of
the Subsidiaries; due on demand or
by May 31, 1997, guaranteed by AMT,
interest payable monthly at 2%
above prime ....................................       $2,640,387       $984,873

Promissory note due January 26 1996,
interest payable monthly at 12%,
secured by 200,000 shares of 3CI
common stock. Renewed and subsequently
paid March 1996 ................................             --          250,000

                                                            1996         1995
                                                        ----------    ----------
Promissory note due November, 30 1995, interest
payable at maturity at 12%, secured by a note
receivable to the Company from a non- affiliated
corporation. Paid November 30, 1995 ................          --         300,000


Promissory note due December 27, 1996, interest
payable at maturity at 12%, secured by a first
lien on 200,000 shares and a second lien on
480,818 shares of 3CI common stock. Reduced
$100,000 on December 3, 1996 .......................       700,000          --


Unsecured promissory note due December 7, 1996,
convertible into 120,000 shares of common stock
of the Company at the option of the payee,
interest payable at maturity at 12%. Converted
on December 7, 1996 ................................        60,000          --

Unsecured promissory notes due various dates,
interest payable quarterly at 10% to 12% ...........
$50,000 paid during October 1996 ...................       728,499       479,445
                                                        ----------    ----------
                                                        $4,128,886    $2,014,318
                                                        ==========    ==========

During March 1996, the Company extended its revolving credit note until May 31, 1997 and increased the maximum borrowing line to $3,000,000. The terms of the extended facility contain requirements for maintaining tangible net worth and certain financial ratios, as well as restrictions on additional borrowings and payment of dividends. The Company was in compliance with all covenants of the revolving credit note at September 30, 1996.

Long-term debt consists of the following at September 30, 1996 and 1995:

                                                           1996           1995
                                                         --------       --------
Promissory note due January 31, 1998,
interest payable quarterly at 12%,
secured by 480,818 shares of 3CI
common stock .....................................      $ 400,000     $  400,000

Unsecured promissory notes due
January 31, 1998, interest payable
quarterly at 12% .................................        240,000        240,000
                                                         --------       --------
                                                         $640,000       $640,000
                                                         ========       ========
(10) WARRANTS

The Company has outstanding warrants to purchase 4,807,255 common shares at September 30, 1996. The warrants relate to grants made in connection with debt and equity issues, acquisitions, directors remuneration and various services rendered. The warrants can be exercised at prices ranging from $0.50 to $2.50. During the years ended September 30, 1996 and 1995, the expiration dates for 2,277,255 warrants were extended until sixty days after the effective date of a registration statement to be filed by the Company covering the shares underlying the warrants. The remaining 2,530,000 warrants expire from October 1996 to September 1999.

Included in the warrants outstanding at September 30, 1995 were 200,000 conditional warrants which were exercisable upon attainment of a certain market price per share of the Company's common stock for a period of fifteen or more consecutive trading days. These warrants expired on January 31, 1996. Subsequent to September 30, 1996, the Company issued 267,500 warrants at prices ranging from $0.90 to $1.00, and expects to issue an additional 325,245 warrants at similar prices upon successful filing by the Company of a registration statement covering the shares underlying presently outstanding warrants.


(11) EMPLOYEE STOCK OPTION PLAN

The Company's 1989 Incentive Stock Option Plan (the "Plan") provides for up to 500,000 shares of common stock to be reserved for the purpose of providing additional incentive to the officers and employees of the Company who are primarily responsible for its management and growth. Options granted under the Plan vest over a three-year period and expire no later than 10 years from the date of grant. The following table represents a summary of the outstanding options in the Plan:

                                Option Price
   Stock Options                  Per Share        1996        1995        1994
-----------------------        ---------------   --------    --------    -------
Outstanding, beginning
of year ....................   $0.6875 - $1.75    443,250     420,750    400,750

Granted ....................   $0.6875 - $1.75     40,000     220,000     20,000


Canceled ...................   $1.3125 - $1.75    (30,000)   (197,500)      --
                                                 --------    --------    -------
Outstanding, end of year ...   $0.6875 - $1.75    453,250     443,250    420,750
                                                 ========    ========    =======
Exercisable, end of year ...                      306,581     223,250    322,833
                                                 ========    ========    =======

(12) INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are presented as follows:

                                                   1996                 1995
                                                -----------         -----------
Deferred tax assets:
Intangible assets ......................        $   369,279         $   595,961
Inventories ............................            182,020             298,204
Investment in 3CI ......................            360,475             548,667
Property, plant and
equipment ..............................               --                21,874
Accrued expenses .......................            207,434              60,568
Other ..................................             62,525              84,552
Net operating loss
carryforward ...........................          1,840,338           2,243,295
                                                -----------         -----------
Total gross deferred
tax assets .............................          3,022,071           3,853,121
Less: valuation allowance ..............         (2,959,399)         (3,090,490)
Net deferred tax
assets .................................             62,672             762,631
Deferred tax liabilities:
Property, plant and
equipment ..............................              5,013                --
Settlement .............................               --               713,049

Accounts receivable ....................             57,659              49,582
                                                -----------         -----------
Total gross deferred
tax liabilities ........................             62,672             762,631
                                                -----------         -----------
Net deferred taxes .....................        $      --           $      --
                                                ===========         ===========

The Company has a federal income tax net operating loss carryforward as of September 30, 1996 of approximately $5,400,000. The net operating loss carryforward will expire in various amounts between the years 2001 and 2010 if not utilized. The net operating losses are subject to limitations should the ownership of the Company significantly change. Deferred tax expense for the year ended September 30, 1996 was $131,000. The net change in the total valuation allowance during the year ended September 30, 1996 was a decrease of approximately $131,000. Accordingly, there was no book tax expense recorded for the year then ended.

The Company's effective tax rate applicable to income from continuing operations of 0% was less than the U.S. federal income tax rate of 34% , after considering certain permanent differences such as goodwill amortization and meals and entertainment, because of the realized benefits of a net operating loss carryforward for which a valuation allowance had been previously established.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

(13) LITIGATION

In September 1995, the Company, together with its wholly owned subsidiary, Tidel Engineering, Inc., reached an agreement to settle litigation with third parties concerning the malfunction of line probes formerly included in the environmental monitoring system product line. In connection with the settlement, the Company and its subsidiary were released by the other parties from all liability.

The settlement agreement provided for a payment of $2,000,000 to the subsidiary, and the reversal of certain accounts payable of $97,202. The payment, which was received on October 17, 1995, was recorded as a receivable as of September 30, 1995. See Note 4.

The aggregate settlement proceeds of $2,097,202, less related legal and professional expenses of $1,382,057, resulted in income from settlement of $715,145 which was included in other income (expense) for the year ended September 30, 1995.

In addition, the Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

(14) OTHER COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2005. Rental expense under these leases for the years ended September 30, 1996, 1995 and 1994 was approximately $347,000, $323,000 and $323,000, respectively. The Company has approximate future lease commitments as follows:

YEAR ENDING
SEPTEMBER 30                                                             AMOUNT
                                                                      ----------
1997 ................................................                 $  305,000
1998 ................................................                    279,000
1999 ................................................                    278,000
2000 ................................................                    288,000
2001 ................................................                    294,000
Subsequent ..........................................                    980,000
                                                                      ----------
                                                                      $2,424,000
                                                                      ==========
(15) RELATED PARTY TRANSACTIONS

The Company receives legal services from a director. Fees paid by the Company for such services totaled approximately $72,000, $72,000 and $142,000, for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company provides certain administrative and clerical services to two entities with whom a director has an affiliation. Fees for these services totaled $144,000 and $68,000 for the years ended September 30, 1996 and 1995, respectively.

                                                                      SCHEDULE I
                                (PARENT COMPANY)
                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,
                        ASSETS                                 1996            1995
                                                           ------------    ------------
Current Assets:
    Cash and cash equivalents ..........................   $    394,482    $      4,317
    Accounts and note receivable .......................        198,804         388,434
    Prepaid expenses and other assets ..................         20,668          21,959
                                                           ------------    ------------
        Total current assets ...........................        613,954         414,710

Investment in 3CI, at market value .....................        893,914         340,409

Property, plant and equipment, at cost .................         95,650          79,570
    Accumulated depreciation ...........................        (45,872)        (30,102)
                                                           ------------    ------------
        Net property, plant and equipment ..............         49,778          49,468

Investment in subsidiaires, at equity ..................      4,815,514       2,853,368
Receivables from subsidiaries ..........................        104,893         474,802
Other assets ...........................................         19,360          17,838
                                                           ------------    ------------
        Total assets ...................................   $  6,497,413    $  4,150,595
                                                           ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable ...........................   $  1,460,000    $  1,000,000
    Accounts payable ...................................        115,686         248,267
    Accrued liabilities ................................        152,956         235,430
                                                           ------------    ------------
        Total current liabilities ......................      1,728,642       1,483,697

Long-term debt .........................................        640,000         640,000
                                                           ------------    ------------
        Total liabilities ..............................      2,368,642       2,123,697
                                                           ------------    ------------
Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 12,397,404 and
        11,882,404 shares, respectively ................        123,974         118,824
    Additional paid-in capital .........................     10,801,273      10,473,173
    Accumulated deficit ................................     (6,143,482)     (7,358,600)
    Unrealized loss on investment in 3CI ...............       (652,994)     (1,206,499)
                                                           ------------    ------------
        Total shareholders' equity .....................      4,128,771       2,026,898
                                                           ------------    ------------
        Total liabilities and shareholders' equity .....   $  6,497,413    $  4,150,595
                                                           ============    ============

                                      S-1

                       AMERICAN MEDICAL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             1996           1995            1994
                                                         -----------    -----------    ------------
Revenues .............................................   $      --      $       --     $       --

Costs and expenses:
Selling, general and administrative ..................       557,245        739,279        736,573
Depreciation and amortization ........................        17,283         16,437         12,190
                                                         -----------    -----------    ------------
    Operating loss ...................................      (574,528)      (755,716)      (748,763)

Interest expense, net ................................      (172,500)      (128,727)      (230,875)
                                                         -----------    -----------    ------------
Loss before discontinued operations and
    equity in subsidiaries' earnings .................      (747,028)      (884,443)      (979,638)

Discontinued operations, net of taxes:
    Loss from operations .............................          --             --         (119,493)
    Gain on disposal .................................          --             --        2,229,725
                                                         -----------    -----------    ------------
Income (loss) before equity in
    subsidiaries' earnings ...........................      (747,028)      (884,443)     1,130,594

Equity in subsidiaries' earnings .....................     1,962,146     (2,533,426)       155,529
                                                         -----------    -----------    ------------
Net income (loss) ....................................   $ 1,215,118    $(3,417,869)   $ 1,286,123
                                                         ===========    ===========    ===========

                                   Schedule II

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                        Balance at   Charged to   Charged to            Balance at
                                        beginning     costs and    other                  end of
          Classification                of period     expenses    accounts  Deductions    period
--------------------------------------  ---------     --------    ---------  ---------   --------
For the year ended September 30, 1996:
       Allowance for doubtful accounts   $161,143     $ 24,000     $   --     $    243   $184,900
       Inventory reserve .............    729,000       63,000         --      316,000    476,000
                                          -------       ------     --------    -------    -------
                                         $890,143     $ 87,000     $   --     $316,243   $660,900
                                         ========     ========     ========   ========   ========

For the year ended September 30, 1995:
       Allowance for doubtful accounts   $152,082     $ 10,000     $   --     $    939   $161,143
       Inventory reserve .............    192,000      696,000         --      159,000    729,000
                                          -------      -------     --------    -------    -------
                                         $344,082     $706,000     $   --     $159,939   $890,143
                                         ========     ========     ========   ========   ========

For the year ended September 30, 1994:
       Allowance for doubtful accounts   $132,709     $ 15,000     $  4,373   $   --     $152,082
       Inventory reserve .............    151,000       45,000         --        4,000    192,000
                                          -------       ------     --------      -----    -------
                                         $283,709     $ 60,000     $  4,373   $  4,000   $344,082
                                         ========     ========     ========   ========   ========

                                INDEX TO EXHIBITS


EXHIBITS
Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report [the inclusion of certain Exhibits herein through incorporation by reference to "Form 10 of the Company" refer in each case to the indicated Exhibits as listed in Item 15.2 of the Company's Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989]:

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 2.01. Copy of Stock Purchase Agreement dated February 4, 1994 between Waste Systems, Inc. and the Company (incorporated by reference to Exhibit 1.2. of the Company's Report on Form 8-K filed under date of February 18, 1994).

 2.02. Copy of Option to Purchase 3CI Complete Compliance Corporation shares dated February 4, 1994 issued by the Company to Waste Systems, Inc. (incorporated by reference to Exhibit 1.3. of the Company's Report on Form 8-K filed under date of February 18,
          1994).

 2.03. Copy of Registration Rights Agreement dated February 4, 1994 between 3CI Complete Compliance Corporation and the Company (incorporated by reference to Exhibit 1.4. of the Company's Report on Form 8-K filed under date of February 18, 1994).

 3.01. Copy of Certificate of Incorporation of American Medical Technologies, Inc. (filed as Articles of Domestication with the Secretary of State, State of Delaware on November 6, 1987 and incorporated by reference to Exhibit 2 to Form 10 of the Company).

 3.02. Copy of By-Laws of the Company (incorporated by reference to Exhibit 3 to Form 10 of the Company).

 4.01. Form of Series C Warrant of the Company issued to the investors referred to in Exhibit 4.1. above and providing for the purchase on or before the expiration of 60 days following the effective date of a registration statement of the Company covering the offering to the public of the shares underlying the warrants of an aggregate of 1,081,250 shares of the common stock of the Company at an exercise price of $1.25 per share (incorporated by reference to Exhibit 4.17. to the Company Annual Report on Form 10-K for the year ended December 31, 1991).

 4.02. Form of Registration Agreement between the Company and each of the two purchasers of its common stock in a 1991 private placement (incorporated by reference to Exhibit 4.22. to the Company Annual Report on Form 10-K for the year ended December 31, 1991).

 4.03. Form of Warrant (Series 01) of the Company issued to the purchasers referred to in Exhibit 4.3 above (the 14 Warrants 01 issued by the Company to such investors are identical but for the name of the holder, the date of issue and the number of shares of the Company's common stock which may be purchased upon exercise) (incorporated by reference to Exhibit 4.23. to the Company Annual Report on Form 10-K for the year ended December 31, 1991).

 4.04. Form of Warrant (Series 03) of the Company issued to the purchasers of its common stock as referred to in Exhibits 4.3. above (the 14 Warrants 03 issued by the Company to such investors are identical but for the name of the holder, the date of issue and the number of shares of the Company's common stock which may be purchased upon exercise) (incorporated by reference to Exhibit 4.25. to the Company Annual Report on Form 10-K for the year ended December 31, 1991).

 4.05. Form of Warrant (Series 04) of the Company issued to the purchasers of its common stock as referred to in Exhibits 4.3. above (the 14 Warrants 04 issued by the Company to such investors are identical but for the name of the holder, the date of issue and the number of shares of the Company's common stock which may be purchased upon exercise) (incorporated by reference to Exhibit 4.26. to the Company Annual Report on Form 10-K for the year ended December 31, 1991).

 4.06. Copy of form of series TEC common stock purchase warrant (Warrant No. TEC--01) of the Company issued to Harry Argovitz and Rose Argovitz as joint tenants with right of survivorship covering 200,000 shares of the Company's common stock and providing for an exercise price of $2.00 per share during an exercise period expiring March 31, 1996 (identical warrants but for (i) the name of the holder (ii) the number of shares covered and (iii) the exercise price of $2.50 per share rather than $2.00 were issued to the two individuals referred to in Exhibit
          4.3. above) (incorporated by reference to Exhibit 4.1. of the Company's Report on Form 8-K filed under date of October 14,
          1992).

 4.07. Copy of form of series BOD common stock purchase warrants of the Company issued to each of the five directors of the Company as of May 31, 1991, each such warrant providing for the purchase on or before the expiration date referred to in Exhibit 4.2. above of 50,000 shares at an exercise price of $0.625 per share (incorporated by reference to Exhibit 4.21. of the Company's Report on Form 10-K for the year ended September 30, 1992).

 4.08. Copy of form of series BOD common stock purchase warrants of the Company issued to each of the six directors of the Company as of February 1, 1992, each such warrant providing for the purchase on or before the expiration date referred to in Exhibit 4.2. above of 50,000 shares of common stock at an exercise price of $1.25 per share (incorporated by reference to Exhibit 4.22. of the Company's Report on Form 10-K for the year ended September 30, 1992).

 4.09. Copy of form of series BOD common stock purchase warrants of the Company issued to each of the seven directors of the Company as of January 5, 1995, each such warrant providing for the purchase on or before January 19, 1997 of 75,000 shares of common stock at an exercise price of $1.25 per share (incorporated by reference to Exhibit 4.16. of the Company's Report on Form 10-K for the year ended September 30, 1994).

 4.10. Copy of form of series BOD common stock purchase warrants of the Company issued to each of the seven directors of the Company as of October 23, 1995, each such warrant providing for the purchase on or before October 23, 1998 of 50,000 shares of common stock at an exercise price of $0.625 per share (incorporated by reference to Exhibit 4.15. of the Company's Report on Form 10-K for the year ended September 30, 1995).

 4.11. Copy of Warrant No. JOW-02 of the Company issued to J. Otis Winters under date of October 23, 1995 covering 150,000 shares of the Company's common stock and providing for an exercise price of $0.625 per share during an exercise period expiring October 23, 1998 (incorporated by reference to Exhibit 4.16. of the Company's Report on Form 10-K for the year ended September 30, 1995).

 4.12. Copy of Warrant No. JCF-02 of the Company issued to James C. Ford under date of November 15, 1994, covering 120,000 shares of the Company's common stock and providing for an exercise price of $0.75 per share during an exercise period expiring November 15, 1997 (incorporated by reference to Exhibit 4.20. of the Company's Report on Form 10-K for the year ended September 30,
          1994).

 4.13. First Amended and Restated Loan Agreement executed by and between the Tidel and the The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to Exhibit
          4.01. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.14. Revolving Credit Note executed by the Tidel, jointly and severally, payable to the order of the The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to Exhibit 4.02. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.15. Guaranty Agreement executed by the Company (incorporated by reference to Exhibit 4.03. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.16. Security Agreement (Accounts, General Intangibles, Instruments and/or Inventory) executed by AnyCard International, Inc. (incorporated by reference to Exhibit 4.04. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.17. Security Agreement (Goods) executed by AnyCard International, Inc. (incorporated by reference to Exhibit 4.05. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.18. Security Agreement (Accounts, General Intangibles, Instruments and/or Inventory) executed by Tidel Cash Systems, Inc.
          (incorporated by reference to Exhibit 4.06. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.19. Security Agreement (Goods) executed by Tidel Cash Systems, Inc. (incorporated by reference to Exhibit 4.07. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.20. Security Agreement-Pledge executed by the Company covering all shares of AnyCard International, Inc. (incorporated by reference to Exhibit 4.08. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.21. Modification of Security Agreement-Pledge (modifying Security Agreement-Pledge previously executed by the Company in favor of Creekwood Capital Corporation covering all shares of Tidel Cash Systems, Inc.) (incorporated by reference to Exhibit 4.09. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.22. Modification of Security Agreement-Pledge by Tidel Cash Systems, Inc. (modifying Security Agreement-Pledge previously executed by Tidel Cash Systems, Inc. in favor of Creekwood Capital Corporation covering all shares of Tidel Cash Systems, Inc.) (incorporated by reference to Exhibit 4.10. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.23. Modification of Security Agreements by Tidel Engineering, Inc. ((Accounts, General Intangibles, Instruments and/or Inventory) and (Goods) modifying the respective Security Agreements previously executed by Tidel Engineering, Inc. in favor of Creekwood Capital Corporation)) (incorporated by reference to
          Exhibit 4.11. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.24. Intellectual Property Collateral Assignment executed by Tidel Engineering, Inc. in favor of The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to Exhibit
          4.12. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.25. Intellectual Property Collateral Assignment executed by AnyCard International, Inc. in favor of The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to Exhibit
          4.13. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.26. Intellectual Property Collateral Assignment executed by Tidel Cash Systems, Inc. in favor of The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to Exhibit
          4.14. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.27. Financing Statement executed by the Company (incorporated by reference to Exhibit 4.15. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.28. Financing Statement executed by AnyCard International, Inc. (incorporated by reference to Exhibit 4.16. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.29. Financing Statement executed by Tidel Cash Systems, Inc. (incorporated by reference to Exhibit 4.17. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.30. Special Deposit Agreement and Grant of Security Interest in Bank Account among AnyCard International, Inc., Creekwood Capital Corporation and Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.18. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.31. Special Deposit Agreement and Grant of Security Interest in Bank Account among Tidel Engineering, Inc., Creekwood Capital Corporation and Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.19. of the Company's Report on Form 10-Q for the quarterly period ended December 31,
          1994).

 4.32. Modification of Warrant Agreement granting to Creekwood Capital Corporation the right to purchase through May 13, 1996 up to 30,000 shares of the Company's common stock at a price of $2.00 per share executed by the Company (incorporated by reference to Exhibit 4.20. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 4.33.    Guaranty of Validity of Collateral executed by James T. Rash and
          J. Otis Winters, individually, in favor of The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to
          Exhibit 4.21. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

 10.01.   Copy of 1989 Incentive Stock Option Plan of the Company
          (incorporated by reference to Appendix A of the Company's Proxy Statement filed under Regulation 14A with respect to the Annual Meeting of Shareholders held June 13, 1989).

 10.02. Copy of Lease Agreement dated February 21, 1992 between the Company, as Lessee, and San Felipe Plaza, Ltd., as Lessor, related to the occupancy of the Company's executive offices (incorporated by reference to Exhibit 10.10. of the Company's Report on Form 10-K for the year ended September 30, 1992).

 10.03. Copy of Lease dated as of December 9, 1994 (together with the Addendum and Exhibits thereto) between Booth, Inc., a Texas corporation, as Landlord and Tidel Engineering, Inc., as Tenant, covering approximately 65,000 square feet of manufacturing and office premises at 2310 McDaniel Drive, Carrollton, Texas (incorporated by reference to Exhibit 10.7. of the Company's Report on Form 10-K for the year ended September 30, 1994).

 10.04. Copy of Agreement dated October 30, 1991 between ACS and Tidel Engineering, Inc. (incorporated by reference to Exhibit 10.14. of the Company's Report on Form 10-K for the year ended
          September 30, 1992).

 10.05. Copy of EFT Processing Services Agreement dated February 3, 1995 by, between and among Affiliated Computer Services, Inc. ("ACS"), AnyCard International, Inc. and the Company related to the electronic fund transfer services to be provided by ACS to AnyCard (incorporated by reference to Exhibit 10.9. of the Company's Report on Form 10-K for the year ended September 30,
          1995).

 10.06.   Copy of Amendment No. 1 dated as of September 14, 1995 to
          Exhibit 10.05. above (incorporated by reference to Exhibit
          10.10. of the Company's Report on Form 10-K for the year ended September 30, 1995).

 10.07. Copy of Purchase Agreement dated February 3, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of AnyCard Systems (incorporated by reference to Exhibit 10.11. of the Company's Report on Form 10-K for the year ended
          September 30, 1995).

 10.08.   Copy of Amendment No. 1 dated as of September 14, 1995 to
          Exhibit 10.07. above (incorporated by reference to Exhibit
          10.12. of the Company's Report on Form 10-K for the year ended September 30, 1995).

*11.01 Statement of Computation of Net Income (Loss) Per Share for the year ended September 30, 1996.

 22.1. The Registrant has three subsidiaries doing business in the names set forth below:

                                 State of         Percent
     Name                     Incorporation        Owned
      ----                     -------------       -------
Tidel Cash Systems, Inc.       Delaware            100%

AnyCard International, Inc.    Delaware            100%

Tidel Engineering, Inc.        Delaware            100%

*  -  Filed herewith