Form 10-K405/A
period 1996-09-30
AMERICAN MEDICAL TECHNOLOGIES INC
filed 1997-01-07
CIK 842695

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


                            RESEARCH AND DEVELOPMENT

    In the effort to protect against product obsolescence by reason of emerging technologies, as well as to insure development of the most advanced products possible, the Company has a continuing program of research and development. Management believes that the Company has established an excellent record of product conception, design, development, field testing and commercial production through its eleven-person engineering department. The engineering staff works with internal sales, marketing and service groups to incorporate customer driven enhancements into Company products. The research and development budget for fiscal 1997 provides for approximately $1,300,000 to be spent in the enhancement of the AnyCard(TM) and TACC product lines. In fiscal 1996, total research and development expenditures were $826,251.


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


                            GOVERNMENTAL REGULATIONS

    The Company's EMS unit is produced and sold to provide total compliance and documentation to the EPA and other regulatory agencies to insure customers' compliance with all applicable regulations relating to the detection and prevention of petroleum leaks in tanks and piping systems. The potential liability from a leaking underground storage tank is the primary motivating factor influencing the decision to install a leak detection device. The EPA and other federal agencies are responsible for the regulation and enforcement of petroleum storage and piping systems and the potential leaks
`    therefrom.

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

    Following settlement discussions, on September 28, 1995, the supplier tendered an offer of judgment pursuant to Rule 68 of the Federal Rules of Civil Procedure. This offer was accepted by the Company and settlement proceeds of $2,000,000 were received on October 17, 1995. In connection with the settlement, the Company and Tidel Engineering, Inc. were released by the other parties from all liability. See Notes 4 and 13 of Notes to Consolidated Financial Statements.


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

                                    WARRANTS

    At September 30, 1996, there were outstanding warrants to purchase 4,807,255 shares of the Company's common stock at prices ranging from $0.50 to $2.50 per share. During the years ended September 30, 1996 and 1995, the expiration dates for 2,277,255 warrants were extended until sixty days after the effective date of a registration statement covering the shares underlying the warrants. If all the warrants were exercised, the Company would receive approximately $5,085,000 in cash, which would be used to retire all of the outstanding notes payable and increase working capital. During the year ended September 30, 1996, 215,000 warrants were exercised at prices ranging from $0.75 to $1.25, for aggregate proceeds of $168,750. Subsequent to September 30, 1996, the Company issued 267,500 warrants at prices ranging from $0.90 to $1.00, and expects to issue an additional 442,745 warrants at similar prices upon successful filing by the Company of a registration statement discussed herein below.

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

                                                                                NINE
                                                                               MONTHS
                                       YEARS ENDED                             ENDED
                                         SEPT. 30,                            SEPT. 30,
SELECTED STATEMENT            ---------------------------------------------   ---------
OF OPERATIONS DATA: (1)         1996        1995        1994      1993  (2)   1992  (2)
------------------            --------    --------    --------    --------    --------
Revenues ..................   $ 20,111    $ 10,860    $ 13,256    $ 12,567  $     --
Gain on sale of investments       --          --          --            24       2,594
Income (loss) from
continuing operations            1,215      (3,418)       (824)       (759)      1,228
Discontinued operations:
Loss from operations.......       --          --          (119)       (506)       (300)
Gain on disposal ..........       --          --         2,230        --          --
Income (loss) from
continuing operations
per share (3) .............       0.10       (0.29)      (0.08)      (0.08)       0.11
--------------

SELECTED BALANCE
SHEET DATA: (1)

Current assets ............   $  9,815    $  6,165    $  5,534    $  4,562    $  4,343
Current liabilities .......      7,594       5,526       3,666       3,682       5,013
Working capital (deficit) .      2,221         639       1,868         880        (670)
Total assets ..............     12,363       8,193      10,420      13,071      13,518
Total notes payable and
  long-term debt ..........      4,769       2,654       2,149       6,502       5,715
Shareholders' equity ......      4,129       2,027       5,354       4,699       4,690
--------------

  (1) All amounts are in thousands, except per share data.

  (2) All data presented for 1993 and 1992 has been restated to reflect 3CI as a discontinued operation.

  (3) Shares used to calculate income (loss) from continuing operations per share were 14,090,464, 11,605,689, 10,536,589, 9,969,509 and 11,168,885
      for the years ended September 30, 1996, 1995, 1994 and 1993 and for the nine months ended September 30, 1992, respectively.

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

Schedule II Valuation and Qualifying Accounts.............................   S-6

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

Included in the warrants outstanding at September 30, 1995 were 200,000 conditional warrants which were exercisable upon attainment of a certain market price per share of the Company's common stock for a period of fifteen or more consecutive trading days. These warrants expired on January 31, 1996. Subsequent to September 30, 1996, the Company issued 267,500 warrants at prices ranging from $0.90 to $1.00, and expects to issue an additional 442,745 warrants at similar prices upon successful filing by the Company of a registration statement covering the shares underlying presently outstanding warrants.


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

                                                                      SCHEDULE I
                       AMERICAN MEDICAL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

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
                                                           ============    ============

                                      S-1

                       AMERICAN MEDICAL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

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
                                                         ===========    ===========    ===========

                                                                      Schedule I

                      AMERICAN MEDICAL TECHNOLOGIES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                           Year Ended September 30,
                                                                                      1996               1995               1994
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
    Net income (loss) .....................................................       $ 1,215,118        $(3,417,869)       $ 1,286,123
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization .....................................            17,283             16,436             12,190
        (Gain) loss on sale of property, plant and equipment ..............               245             (1,027)              --
        (Increase) decrease in equity in earnings of subsidiary ...........        (1,962,146)         2,533,426           (155,529)
        Loss from discontinued operations .................................              --                 --              119,493
        Gain on disposal of discontinued operations .......................              --                 --           (2,229,725)
        Changes in assets and liabilities:
            Accounts receivable ...........................................           259,539            (81,764)           (58,200)
            Note receivable ...............................................           300,000           (300,000)              --
            Prepaid expenses and other assets .............................            (1,709)            31,157            121,976
            Accounts payable and accrued liabilities ......................          (207,055)           188,078           (264,932)
                                                                                  -----------        -----------        -----------
        Net cash used in operating activities .............................          (378,725)        (1,031,563)        (1,168,604)
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment ............................           (16,360)           (34,285)            (3,472)
    Proceeds from sale of property, plant and equipment ...................              --                4,306               --
    Proceeds from disposal of discontinued operations .....................              --                 --            5,083,488
    Decrease in investment in 3CI .........................................              --                 --               67,997
                                                                                  -----------        -----------        -----------
        Net cash provided by (used in) investing activities ...............           (16,360)           (29,979)         5,148,013
                                                                                  -----------        -----------        -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ...............................         1,864,000          1,090,000            750,000
    Repayments of notes payable ...........................................        (1,254,000)          (470,000)        (5,220,375)
    Proceeds from exercise of warrants ....................................           161,250            263,600            518,976
    Proceeds from issuance of warrants ....................................            14,000               --                 --
    Proceeds from issuance of common stock ................................              --                7,800               --
    Repurchase and cancellation of common stock ...........................              --                 --             (150,000)
                                                                                  -----------        -----------        -----------
        Net cash provided by (used in) financing activities ...............           785,250            891,400         (4,101,399)
                                                                                  -----------        -----------        -----------
        Net increase (decrease) in cash and cash equivalents ..............           390,165           (170,142)          (121,990)

Cash and cash equivalents at beginning of year ............................             4,317            174,459            296,449
Cash and cash equivalents at end of year ..................................       $   394,482        $     4,317        $   174,459
                                                                                  ===========        ===========        ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest ................................................       $   151,700        $   119,878        $   267,551
                                                                                  ===========        ===========        ===========
Supplemental disclosure of noncash financing activity:
    Conversion of note payable to common stock ............................       $   150,000        $    25,852        $      --
                                                                                  ===========        ===========        ===========

                       AMERICAN MEDICAL TECHNOLOGIES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)  SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following at September 30, 1996 and 1995:

                                                          1996            1995
                                                       ----------     ----------
Promissory note due December 27, 1996,
  interest payable at maturity at 12%,
  secured by a first lien on 200,000
  shares and a second lien on 480,818
  shares of 3CI common stock. Reduced
  $100,000 on December 3, 1996 ...................        700,000           --

Promissory note due January 26 1996,
  interest payable monthly at 12%,
  secured by 200,000 shares of 3CI
  common stock. Renewed and
  subsequently paid March 1996 ...................           --          250,000

Promissory note due November, 30 1995,
  interest payable at maturity at 12%,
  secured by a note receivable to the
  Company from a non- affiliated
  corporation. Paid November 30, 1995 ............           --          300,000

Unsecured promissory note due December 7,
  1996, convertible into 120,000 shares of
  common stock of the Company at the option
  of the payee, interest payable at maturity
  at 12%. Converted on December 7, 1996 ..........         60,000           --

  Unsecured promissory notes due various
  dates, interest payable quarterly at 10% to
  12%. $50,000 paid during October 1996 ..........        700,000        450,000
                                                       ----------     ----------
                                                       $1,460,000     $1,000,000
                                                       ==========     ==========

(B)  LONG-TERM DEBT

Long-term debt consists of the following at September 30, 1996 and 1995:

                                                           1996           1995
                                                        ---------       --------

Promissory note due January 31, 1998,
  interest payable quarterly at 12%,
  secured by 480,818 shares of 3CI
  common stock ..................................       $ 400,000       $400,000

                       AMERICAN MEDICAL TECHNOLOGIES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)


(B)  LONG-TERM DEBT (CONTINUED)

                                                            1996          1995
                                                          --------      --------
Unsecured promissory notes due January 31,
  1998, interest payable quarterly at 12%  .........       240,000       240,000
                                                          --------      --------

                                                          $640,000      $640,000
                                                          ========      ========

(C)  GUARANTEES

AMT has guaranteed the revolving credit note issued by its subsidiaries in the maximum principal amount of $3,000,000 due May 31, 1997.

(D)  DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to AMT by its subsidiaries as of September 30, 1996. The subsidiaries are restricted from paying dividends to AMT pursuant to the revolving credit note issued by due May 31, 1997.

(E)  AFFILIATED TRANSACTIONS

AMT receives legal services from a director. Fees paid by AMT for such services totaled approximately $72,000, $72,000 and $142,000, for the years ended September 30, 1996, 1995 and 1994, respectively.

AMT provides certain administrative and clerical services to two entities with whom a director has an affiliation. Fees earned for these services totaled $144,000 and $68,000 for the years ended September 30, 1996 and 1995, respectively. No such fees were earned in 1994.

The subsidiaries paid management fees to AMT in the aggregate amount of $180,000 per annum in each of the years ended September 30, 1996, 1995 and 1994. In addition, AMT bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest bearing advances for working capital purposes.

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

*11.01 Statement of Computation of Net Income (Loss) Per Share for the three-year period ended September 30, 1996.

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