Form 10-Q
period 1996-12-31
AMERICAN MEDICAL TECHNOLOGIES INC
filed 1997-02-14
CIK 842695

As filed with the Securities and Exchange Commission on February 14, 1997.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
      __________

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

      The number of shares of Common Stock outstanding as of the close of business on February 13, 1997 was 12,696,904.

                      AMERICAN MEDICAL TECHNOLOGIES, INC.



                                  I N D E X


                                                                 PAGE
                                                                NUMBER
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1996
             and September 30, 1996 (unaudited)................    1

            Consolidated Statements of Operations for the
              three months ended December 31, 1996
              and 1995 (unaudited).............................    2

            Consolidated Statements of Cash Flows for the
              three months ended December 31, 1996
              and 1995 (unaudited).............................    3

            Notes to Consolidated Financial
              Statements (unaudited)...........................    4


    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............    5


PART II.      OTHER INFORMATION:

    Item 1. Legal Proceedings...................................   8

    Item 2. Changes in Securities...............................   8

    Item 3. Defaults Upon Senior Securities.....................   8

    Item 4. Submission of Matters to a Vote
              Of Security Holders...............................   8

    Item 5. Other Information...................................   8

    Item 6. Exhibits and Reports on Form 8-K....................   8

SIGNATURE.......................................................   9

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               December 31,    September 30,
                                                                   1996            1996
                                                               ------------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents ..............................   $    379,641    $    582,108
     Accounts receivable, net of allowance of
         $187,305 and $184,900, respectively ...............      6,052,919       5,651,980
    Inventories ............................................      3,691,376       3,341,486
    Prepaid expenses and other assets ......................        324,355         239,621
                                                               ------------    ------------
        Total current assets ...............................     10,448,291       9,815,195

 Investment in 3CI, at market value ........................        638,607         893,914

 Property, plant and equipment, at cost ....................      1,741,012       1,601,145
    Accumulated depreciation ...............................     (1,001,410)       (928,762)
                                                               ------------    ------------
         Net property, plant and equipment .................        739,602         672,383

 Intangible assets, net of accumulated amortization
     of $591,862 and $556,546, respectively ................        901,975         937,291
Other assets ...............................................        106,128          44,360
                                                               ------------    ------------
        Total assets .......................................   $ 12,834,603    $ 12,363,143
                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable ...............................   $  4,050,550    $  4,128,886
    Accounts payable .......................................      2,574,981       1,857,601
    Accrued liabilities ....................................      1,230,213       1,607,885
                                                               ------------    ------------
        Total current liabilities ..........................      7,855,744       7,594,372

Long-term debt .............................................        640,000         640,000
                                                               ------------    ------------
        Total liabilities ..................................      8,495,744       8,234,372
                                                               ------------    ------------
Commitments and contingencies

Shareholders' Equity:
     Common stock, $.01 par value, authorized 100,000,000
         shares; issued and outstanding 12,517,404
         and 12,397,404 shares, respectively ...............        125,174         123,974
    Additional paid-in capital .............................     10,860,073      10,801,273
    Accumulated deficit ....................................     (5,738,087)     (6,143,482)
    Unrealized loss on investment in 3CI ...................       (908,301)       (652,994)
                                                               ------------    ------------
        Total shareholders' equity .........................      4,338,859       4,128,771
                                                               ------------    ------------
        Total liabilities and shareholders' equity .........   $ 12,834,603    $ 12,363,143
                                                               ============    ============

          See accompanying notes to consolidated financial statements

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended December 31,
                                                    1996          1995
                                                -----------   -----------
Revenues ....................................   $ 6,256,136   $ 4,118,508
Cost of sales ...............................     4,041,381     2,656,715
                                                -----------   -----------
    Gross profit ............................     2,214,755     1,461,793

Selling, general and administrative..........     1,564,964     1,113,132
Depreciation and amortization ...............       108,330        86,961
                                                -----------   -----------
    Operating income ........................       541,461       261,700

 Interest expense, net ......................       136,066        61,192
                                                -----------   -----------
Net income ..................................   $   405,395   $   200,508
                                                ===========   ===========
Net income per share ........................   $      0.03   $      0.02
                                                ===========   ===========
Shares used to calculate net income per share    15,316,909    12,096,655
                                                ===========   ===========

          See accompanying notes to consolidated financial statements

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                                  1996            1995
                                                               -----------    -----------
Cash flows from operating activities:
    Net income .............................................   $   405,395    $   200,508
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization ......................       108,330         86,961
        Changes in assets and liabilities:
            Accounts receivable, net .......................      (400,939)      (466,310)
            Note and other receivable ......................          --        2,300,000
            Inventories ....................................      (349,890)      (607,137)
            Prepaid expenses and other assets ..............      (146,868)        82,459
            Accounts payable and accrued liabilities .......       339,708       (678,950)
                                                               -----------    -----------
        Net cash provided by (used in) operating activities        (44,264)       917,531
                                                               -----------    -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment .............      (139,867)       (23,706)
                                                               -----------    -----------
        Net cash used in investing activities ..............      (139,867)       (23,706)
                                                               -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ................       139,666        260,000
    Repayments of notes payable ............................      (158,002)    (1,115,819)
                                                               -----------    -----------
        Net cash used in financing activities ..............       (18,336)      (855,819)
                                                               -----------    -----------
        Net increase (decrease) in cash and cash equivalents      (202,467)        38,006

Cash and cash equivalents at beginning of period ...........       582,108        233,765
                                                               -----------    -----------
Cash and cash equivalents at end of period .................   $   379,641    $   271,771
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest .................................   $   123,271    $    84,464
                                                               ===========    ===========

Supplemental disclosure of noncash financing activity:
    Conversion of note payable to common stock .............   $    60,000    $      --
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements

             AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


(1) CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheets of American Medical Technologies, Inc. d/b/a AMT Industries, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries as of December 31, 1996 and the related statements of operations and cash flows for the three months ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. All significant intercompany items have been eliminated in consolidation.

    Certain disclosures and other information required by generally accepted accounting principles have been omitted from these financial statements as permitted by reference to other Securities and Exchange Commission filings. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


(2) INVENTORIES

    Inventories consist of the following at December 31, 1996 and September 30, 1996:

                                             December 31,          September 30,
                                                 1996                   1996
                                              -----------           -----------
          Raw materials ............          $ 3,218,420           $ 2,061,659
          Work in process ..........              463,899               740,627
          Finished goods ...........              368,595               916,246

          Other (demo) .............              116,462                98,954
                                              -----------           -----------
                                                4,167,376             3,817,486
          Inventory reserve ........             (476,000)             (476,000)
                                              -----------           -----------
                                              $ 3,691,376           $ 3,341,486
                                              ===========           ===========

(3) NET INCOME PER SHARE

    Net income per share is computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, outstanding warrants and employee stock options are considered common stock equivalents. Fully diluted earnings per share is materially equal to primary earnings per share for the three months ended December 31, 1996 and 1995.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

    REVENUES increased $ 2,137,628 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Revenues for the three months ended December 31, 1996 and 1995 are broken down by individual product in the following table:


                                           NET SALES(000'S)            Increase
                                      ------------------------        ----------
                      PRODUCT LINE      1996            1995          (Decrease)
                      ------------    -------          -------        ---------
                      AnyCardTM       $ 4,227          $ 1,857          $ 2,370
                      TACC              1,337            1,595             (258)
                      Parts, service
                      and other           521              407              114

                      EMS                 171              260              (89)
                                      -------          -------          -------
                                      $ 6,256          $ 4,119          $ 2,137
                                      =======          =======          =======

    AnyCardTM sales increased 127% due to strong demand for the single cassette model automated teller machine, which was introduced in November 1995 as an alternative to the tube-type model. Sales of the single cassette model accounted for 100% and 87% of AnyCard sales for the three months ended December 31, 1996 and 1995, respectively.

    TACC sales decreased 16% due to the shift of marketing emphasis to the automated teller machine products. Management believes that this trend will continue throughout the rest of the year.

    All marketing activities for EMS products have terminated as the marketing focus of the Company is shifted to other product lines. Management believes that certain existing customers will continue to purchase these products, however, to complete retrofit projects that are currently in progress.

    Parts, service and other revenues increased due to slightly higher demand for replacement parts. As more AnyCard machines are sold, and the level of transactions per machine increases, this revenue segment is expected to become significant.

    COST OF SALES remained constant at 65% percent of revenues for the three months ended December 31, 1996 and 1995. Management believes that cost of sales, as a percentage of revenues, should be slightly reduced over the remainder of the year due to improved manufacturing efficiencies.

    SELLING, GENERAL AND ADMINISTRATIVE expense increased $451,832 for the three months ended December 31, 1996 as compared to the same period in 1995. This increase was attributable to higher marketing expenses related to the promotion of the AnyCard product line and the addition of new personnel. Selling, general and administrative expense was 25% of revenues for the three months ended December 31, 1996, a decrease from 27% of revenues for the same period in 1995.

    DEPRECIATION AND AMORTIZATION increased $21,369, or 25%, from 1995, due to the recent addition of property, plant and equipment utilized in the development of new automated teller machine products.

    INTEREST EXPENSE increased from $61,192 in 1995 to $136,066 in 1996, as a result of increased indebtedness. Management believes that interest expense will be greatly reduced during the year, as the Company expects to retire substantial short-term indebtedness with the proceeds from the exercise of presently outstanding warrants as discussed more fully hereinbelow.


                         LIQUIDITY AND CAPITAL RESOURCES

    The financial position of the Company continues to improve primarily as a result of profitable operations, as reflected in the following key indicators as of December 31, 1996 and September 30, 1996:

                                                December 31,       September 30,
                                                     1996               1995
                                                  ----------         -----------
    Shareholders' equity ...................      $4,338,859          $4,128,771
    Tangible net worth .....................       3,436,884           3,191,480
    Working capital ........................       2,592,547           2,220,823

    During March 1996, the Company extended its revolving credit note until May 31, 1997 and increased the maximum borrowing line to $3,000,000. Upon maturity of the note, the Company expects to renew or replace its borrowing facility at essentially the same terms and for an amount required to satisfy its needs for the foreseeable future. At December 31, 1996, $2,780,053 was outstanding pursuant to the note as compared to $2,640,387 at September 30, 1996.

    The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. All of the shares are currently pledged to secure outstanding notes payable with aggregate principal balances of $1,535,000.

    The Company's recently filed registration statement covering the offering and sale by selling shareholders of the Company's common stock was declared effective on January 29, 1997. This registration statement includes common stock underlying all of the Company's 5,517,500 outstanding warrants. If all of the warrants are exercised, the net proceeds to the Company are estimated to be approximately $5,690,000. Approximately one-half of the Company's outstanding warrants are scheduled to expire on March 30, 1997. While there can be no assurance that these warrants will be exercised, substantial proceeds would be generated should such event occur, thereby improving the Company's working capital position.

    The Company's research and development budget for fiscal 1997 has been estimated at $1,300,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. During the three months ended December 31, 1996, $279,207 had been expended for research and development.

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


    SEASONALITY

    The Company can experience seasonal variances in operations and historically has its lowest dollar volume sales months between November and March. With the favorable sales of its new automated teller machine, however, the Company did not experience any downturn during the three months ended December 31, 1996. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.


    MAJOR CUSTOMERS AND CREDIT RISKS

    The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements.

    Sales to major customers were as follows for the three months ended December 31, 1996 and 1995:
                                           1996          1995
                                         ----------   ----------
             Customer A ..............   $  833,489   $  171,840
             Customer B ..............      666,220       94,930
             Customer C ..............      296,697    1,199,150

    Foreign sales accounted for 4% and 17% of the Company's total sales during the three months ended December 31, 1996 and 1995, respectively.


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

    The Company filed no Reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN MEDICAL TECHNOLOGIES, INC.
                                    (Registrant)



DATE:  February 14, 1997                  By:/S/ JAMES T. RASH
                                                 James T. Rash
                                                President, Principal Executive
                                                Officer and Principal Financial
                                                Officer