Form 10-Q
period 1997-03-31
AMERICAN MEDICAL TECHNOLOGIES INC
filed 1997-05-14
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997
                                       or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

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

      The number of shares of Common Stock outstanding as of the close of business on May 14, 1997 was 14,648,379.

                       AMERICAN MEDICAL TECHNOLOGIES, INC.

                                    I N D E X

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of March 31, 1997
              and September 30, 1996 (unaudited) ........................   1

            Consolidated Statements of Operations for the three
              months and six months ended March 31, 1997
              and 1996 (unaudited) ......................................   2

            Consolidated Statements of Cash Flows for the six
              months ended March 31, 1997 and 1996 (unaudited) ..........   3

            Notes to Consolidated Financial
              Statements (unaudited) ....................................   4

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................   5

PART II. OTHER INFORMATION:

    Item 1. Legal Proceedings ...........................................  10

    Item 2. Changes in Securities .......................................  10

    Item 3. Defaults Upon Senior Securities .............................  10

    Item 4. Submission of Matters to a Vote Of Security Holders .........  10

    Item 5. Other Information ...........................................  10

    Item 6. Exhibits and Reports on Form 8-K ............................  10

SIGNATURE ...............................................................  11

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,       SEPTEMBER 30,
                          ASSETS                                 1997              1996
                                                             ------------      ------------
Current Assets:
    Cash and cash equivalents ..........................     $    969,798      $    582,108
    Trade accounts receivable, net of allowance
        of $207,448 and $184,900, respectively .........        6,639,746         5,234,307
    Notes and other receivables ........................        1,216,300           417,673
    Inventories ........................................        4,092,081         3,341,486
    Prepaid expenses and other assets ..................          271,285           239,621
                                                             ------------      ------------
        Total current assets ...........................       13,189,210         9,815,195

Investment in 3CI, at market value .....................          595,716           893,914

Property, plant and equipment, at cost .................        1,961,052         1,601,145
    Accumulated depreciation ...........................       (1,047,541)         (928,762)
                                                             ------------      ------------
        Net property, plant and equipment ..............          913,511           672,383

Intangible assets, net of accumulated amortization
    of $627,178 and $556,546, respectively .............          866,659           937,291
Other assets ...........................................          113,457            44,360
                                                             ------------      ------------
        Total assets ...................................     $ 15,678,553      $ 12,363,143
                                                             ============      ============
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable ...........................     $  3,748,267      $  4,128,886
    Accounts payable ...................................        3,270,943         1,857,601
    Accrued liabilities ................................        1,487,516         1,607,885
                                                             ------------      ------------
        Total current liabilities ......................        8,506,726         7,594,372

Long-term debt .........................................             --             640,000
                                                             ------------      ------------
        Total liabilities ..............................        8,506,726         8,234,372
                                                             ------------      ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 14,613,379
        and 12,397,404 shares, respectively ............          146,134           123,974
    Additional paid-in capital .........................       13,201,679        10,801,273
    Accumulated deficit ................................       (5,224,794)       (6,143,482)
    Unrealized loss on investment in 3CI ...............         (951,192)         (652,994)
                                                             ------------      ------------
        Total shareholders' equity .....................        7,171,827         4,128,771
                                                             ------------      ------------
        Total liabilities and shareholders' equity .....     $ 15,678,553      $ 12,363,143
                                                             ============      ============

          See accompanying notes to consolidated financial statements.

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS                     SIX MONTHS
                                               ENDED MARCH 31,                ENDED MARCH 31,
                                        ---------------------------     ---------------------------
                                            1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
Revenues ..........................     $ 6,802,255     $ 4,837,926     $13,058,391     $ 8,956,434
Cost of sales .....................       4,512,266       3,000,679       8,553,647       5,657,394
                                        -----------     -----------     -----------     -----------
    Gross profit ..................       2,289,989       1,837,247       4,504,744       3,299,040

Selling, general and administrative       1,526,806       1,300,684       3,091,770       2,411,784
Depreciation and amortization .....         115,003          85,307         223,333         172,268
                                        -----------     -----------     -----------     -----------
    Operating income ..............         648,180         451,256       1,189,641         714,988

Interest expense, net .............         134,887          95,087         270,953         158,311
                                        -----------     -----------     -----------     -----------
Net income ........................     $   513,293     $   356,169     $   918,688     $   556,677
                                        ===========     ===========     ===========     ===========
Net income per share ..............     $      0.04     $      0.03     $      0.06     $      0.04
                                        ===========     ===========     ===========     ===========
Weighted average common and
    common equivalent shares ......      14,078,385      12,568,194      14,437,783      12,454,137
                                        ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    1997             1996
                                                                -----------      -----------
Cash flows from operating activities:
    Net income ............................................     $   918,688      $   556,677
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization .....................         223,333          172,268
        Changes in assets and liabilities:
            Trade accounts receivable, net ................      (1,405,439)      (2,088,784)
            Notes and other receivables ...................         (55,627)       2,300,000
            Inventories ...................................        (750,595)        (934,804)
            Prepaid expenses and other assets .............        (101,127)         (17,514)
            Accounts payable and accrued liabilities ......       1,292,973         (581,281)
                                                                -----------      -----------
        Net cash used in operating activities .............         122,206         (593,438)
                                                                -----------      -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment ............        (432,613)         (42,320)
    Proceeds from sale of property, plant and equipment ...          39,150             --
                                                                -----------      -----------
        Net cash used in investing activities .............        (393,463)         (42,320)
                                                                -----------      -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ...............         895,000        1,444,372
    Repayments of notes payable ...........................      (1,816,869)        (755,894)
    Proceeds from exercise of warrants ....................       1,580,816          161,250
                                                                -----------      -----------
        Net cash provided by financing activities .........         658,947          849,728
                                                                -----------      -----------
        Net increase in cash and cash equivalents .........         387,690          213,970

Cash and cash equivalents at beginning of period ..........         582,108          233,765
                                                                -----------      -----------
Cash and cash equivalents at end of period ................     $   969,798      $   447,735
                                                                ===========      ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest ................................     $   300,645      $   168,250
                                                                ===========      ===========
Supplemental disclosure of noncash financing activities:
    Exercise of warrants in exchange for notes receivable       $   743,000      $      --
                                                                ===========      ===========
    Exercise of warrants in exchange for retirement of
        note payable ......................................     $    38,750      $      --
                                                                ===========      ===========
    Conversion of note payable to common stock ............     $    60,000      $      --
                                                                ===========      ===========

          See accompanying notes to consolidated financial statements.

              AMERICAN MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheets of American Medical Technologies, Inc. d/b/a AMT Industries, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries as of March 31, 1997 and the related statements of operations for the three months and six months ended March 31, 1997 and 1996, and the related statements of cash flows for the six months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made.
      All significant intercompany items have been eliminated in consolidation.

      Certain disclosures and other information required by generally accepted accounting principles have been omitted from these financial statements as permitted by reference to other Securities and Exchange Commission filings. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

(2)   INVENTORIES

      Inventories consist of the following at March 31, 1997 and September 30, 1996:

                                           March 31,            September 30,
                                             1997                   1996
                                         -----------            -----------
    Raw materials ..................     $ 3,171,803            $ 2,061,659
    Work in process ................         656,848                740,627
    Finished goods .................         553,059                916,246
    Other (demo) ...................         189,371                 98,954
                                         -----------            -----------
                                           4,571,081              3,817,486
    Inventory reserve ..............        (479,000)              (476,000)
                                         -----------            -----------
                                         $ 4,092,081            $ 3,341,486
                                         ===========            ===========

(3)   NET INCOME PER SHARE

      Net income per share is computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, outstanding warrants and employee stock options are considered common stock equivalents. Fully diluted earnings per share is materially equal to primary earnings per share for the three months and six months ended March 31, 1997 and 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

      REVENUES increased $1,964,329 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Revenues for the three months ended March 31, 1997 and 1996 are broken down by individual product in the following table:

                                        Net Sales (000's)
                                      --------------------        Increase
        Product Line                   1997          1996        (Decrease)
        ------------                  ------        ------        -------
        AnyCard ...................   $4,497        $2,519        $ 1,978
        TACC ......................    1,501         1,594            (93)
        Parts, service and other ..      529           491             38
        EMS .......................      275           234             41
                                      ------        ------        -------
                                      $6,802        $4,838        $ 1,964
                                      ======        ======        =======

      AnyCard(TM) sales increased 79% due to continued strong demand for the single cassette model automated teller machine, which was introduced in November 1995 as an alternative to the tube-type model.

      TACC sales decreased 6% due to the shift of marketing emphasis to the automated teller machine products. Management believes that this trend will continue throughout the rest of the year.

      All marketing activities for EMS products have terminated as the marketing focus of the Company is shifted to other product lines. Management believes that certain existing customers will continue to purchase these products, however, to complete retrofit projects that are currently in progress.

      Parts, service and other revenues increased due to slightly higher demand for replacement parts. As more AnyCard machines are sold, and the level of transactions per machine increases, this revenue component is expected to become significant.

      COST OF SALES was 66% and 62% of revenues for the three months ended March 31, 1997 and 1996, respectively. A portion of this increase was attributable to certain sales discounts and allowances.

      SELLING, GENERAL AND ADMINISTRATIVE expense was 22% of revenues for the three months ended March 31, 1997, a decrease from 27% of revenues for the same period in 1996. Management believes that selling, general and administrative expense, as a percentage of revenues, should continue to decrease over the remainder of the year.

      DEPRECIATION AND AMORTIZATION increased $29,696, or 35%, from 1996 due to the recent addition of property, plant and equipment utilized in the development of new automated teller machine products.

      INTEREST EXPENSE increased from $95,087 in 1996 to $134,887 in 1997 as a result of increased indebtedness. Management believes that interest expense will be reduced during the remainder of the year due to repayments of short-term indebtedness with the proceeds from the exercise of warrants as discussed more fully hereinbelow.

      SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED
      MARCH 31, 1996

      REVENUES increased $4,101,957 for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. Revenues for the six months ended March 31, 1997 and 1996 are broken down by individual product in the following table:

                                         Net Sales (000's)
                                       ---------------------       Increase
        Product Line                    1997           1996       (Decrease)
        ------------                   -------        ------        -------

        AnyCard ....................   $ 8,724        $4,376        $ 4,348
        TACC .......................     2,838         3,189           (351)
        Parts, service and other ...     1,050           897            153
        EMS ........................       446           494            (48)
                                       -------        ------        -------
                                       $13,058        $8,956        $ 4,102
                                       =======        ======        =======

      AnyCard sales increased 99% due to continued strong demand for the single cassette model automated teller machine, which was introduced in November 1995 as an alternative to the tube-type model.

      TACC sales decreased 11% due to the shift of marketing emphasis to the automated teller machine products. Management believes that this trend will continue throughout the rest of the year.

      All marketing activities for EMS products have terminated as the marketing focus of the Company is shifted to other product lines. Management believes that certain existing customers will continue to purchase these products, however, to complete retrofit projects that are currently in progress.

      Parts, service and other revenues increased 17% due to slightly higher demand for replacement parts. As more AnyCard machines are sold, and the level of transactions per machine increases, this revenue component is expected to become significant.

      COST OF SALES was 66% and 63% of revenues for the six months ended March 31, 1997 and 1996, respectively. A portion of this increase was attributable to certain sales discounts and allowances.

      SELLING, GENERAL AND ADMINISTRATIVE expense was 24% of revenues for the six months ended March 31, 1997, a decrease from 27% of revenues for the same period in 1996. Management believes that selling, general and administrative expense, as a percentage of revenues, should continue to decrease over the remainder of the year.

      DEPRECIATION AND AMORTIZATION increased $51,065, or 30%, from 1996 due to the recent addition of property, plant and equipment utilized in the development of new automated teller machine products.

      INTEREST EXPENSE increased from $158,311 in 1996 to $270,953 in 1997 as a result of increased indebtedness. Management believes that interest expense will be reduced during the remainder of the year due to repayments of short-term indebtedness with the proceeds from the exercise of warrants as discussed more fully hereinbelow.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of March 31, 1997 and September 30, 1996:

                                                March 31,      September 30,
                                                  1997             1996
                                               ----------       ----------
        Shareholders' equity ..........        $7,171,827       $4,128,771
        Tangible net worth ............         6,305,168        3,191,480
        Working capital ...............         4,682,484        2,220,823

      During March 1996, the Company extended its revolving credit note until May 31, 1997 and increased the maximum borrowing line to $3,000,000. Upon maturity of the note, the Company expects to renew or replace its borrowing facility at essentially the same terms and for an amount required to satisfy its needs for the foreseeable future. At March 31, 1997, $2,582,856 was outstanding pursuant to the note as compared to $2,640,387 at September 30, 1996.

      The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 480,818 shares are pledged to secure an outstanding note payable in the principal amount of $400,000.

      The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. As of March 31, 1997, warrants to purchase 2,095,975 shares have been exercised generating net proceeds to the Company of approximately $2,324,000, and warrants for the purchase of 718,780 shares have expired. As of March 31, 1997, the Company has outstanding warrants to purchase 2,702,745 shares of common stock, which if exercised would generate proceeds to the Company of approximately $2,263,000.

      Of the total warrants exercised, certain directors purchased 700,000 shares through a contribution of cash and promissory notes. The notes, which are due March 31, 1998, have an aggregate prinicipal balance of $743,000, bear interest at 10% per annum, and are secured by a pledge of all of the shares.

      The Company's research and development budget for fiscal 1997 has been estimated at $1,300,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. During the six months ended March 31, 1997, $468,889 had been expended for research and development.

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

      SEASONALITY

      The Company can experience seasonal variances in operations and historically has its lowest dollar volume sales months between November and March. With the favorable sales of its new automated teller machine, however, the Company did not experience any downturn during the three months ended March 31, 1997. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

      MAJOR CUSTOMERS AND CREDIT RISKS

      The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three and six months ended March 31, 1997 and 1996:

                     Three months ended                    Six months ended
                          March 31,                            March 31,
                   ----------------------               ------------------------
                      1997         1996                   1997          1996
                   ----------    --------               ----------    ----------
      Customer A   $1,802,920     $ --      Customer A  $2,277,994    $    --
                                            Customer B     515,847     1,223,846

      Foreign sales accounted for 7% and 10% of the Company's total sales during the three months ended March 31, 1997 and 1996, respectively, and 6% and 13% of the Company's total sales during the six months ended March 31, 1997 and 1996, respectively.

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

      The Company filed no Reports on Form 8-K during the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN MEDICAL TECHNOLOGIES, INC.
                                        (Registrant)

DATE:  May 14, 1997                     By:  /s/  JAMES T. RASH
                                                  James T. Rash
                                                  Principal Executive
                                                  and Financial Officer