Form 10-K405/A
period 1996-09-30
AMERICAN MEDICAL TECHNOLOGIES INC
filed 1997-06-11
CIK 842695

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

                            RESEARCH AND DEVELOPMENT

    In the effort to protect against product obsolescence by reason of emerging technologies, as well as to insure development of the most advanced products possible, the Company has a continuing program of research and development. Management believes that the Company has established an excellent record of product conception, design, development, field testing and commercial production through its eleven-person engineering department. The engineering staff works with internal sales, marketing and service groups to incorporate customer driven enhancements into Company products. The research and development budget for fiscal 1997 provides for approximately $1,300,000 to be spent in the enhancement of the AnyCard(TM) and TACC product lines. Total research and development expenditures were $826,251, $862,173 and $940,102 for the years ended September 30, 1996, 1995 and 1994, respectively.

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

                              AMERICAN MEDICAL TECHNOLOGIES, INC.
                              (Company)


June 11, 1997                 /s/ JAMES T. RASH
                                  James T. Rash
                                  President and Principal Executive Officer


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

During the year ended September 30, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Accordingly, the Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized, whereby the carrying amount of the asset is written-down to the market value or discounted cash flow value.

REVENUE RECOGNITION
Product revenue is recognized when the product is shipped. Revenue from sales is recorded net of a provision for cash discounts that are anticipated to be earned and deducted at time of payment by customer.

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

Sales to customers in foreign countries accounted for 7%, 17% and 14% of the Company's total sales during the years ended September 30, 1996, 1995 and 1994, respectively. A breakdown of sales to customers in foreign countries by geographic area is provided in the following table:

  Region                                       1996         1995         1994
  ------                                    ----------   ----------   ----------
Asia/Pacific .............................  $  704,288   $  662,232   $  755,520
Europe ...................................     599,808    1,065,778      920,868
Latin America ............................     102,841       88,716      105,908
Other ....................................      41,650        1,685       23,959
                                            ----------   ----------   ----------
  Total ..................................  $1,448,587   $1,818,411   $1,806,255
                                            ==========   ==========   ==========

(7)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 1996 and 1995:

                                           1996        1995         Useful Life
                                        ----------    ----------    ------------
Machinery and equipment ............    $1,173,194    $  895,828    2 - 10 years
Computer equipment and systems .....       236,555       184,932    3 -  7 years
Furniture, fixtures and other
improvements .......................       191,396       169,110    3 -  5 years
                                        ----------    ------------
                                        $1,601,145    $1,249,870
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

 11.01 Statement of Computation of Net Income (Loss) Per Share for the three-year period ended September 30, 1996. (Previously Filed)

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