Form 10-Q
period 1997-06-30
TIDEL TECHNOLOGIES INC
filed 1997-08-19
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                        Commission file Number 000-17288

                            TIDEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 75-2193593
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                           5847 San Felipe, Suite 900
                              Houston, Texas 77057
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 783-8200

                       AMERICAN MEDICAL TECHNOLOGIES, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

      The number of shares of Common Stock outstanding as of the close of business on August 15, 1997 was 14,818,895.

                            TIDEL TECHNOLOGIES, INC.

                                    I N D E X

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of June 30, 1997
                and September 30, 1996 (unaudited).............     1

              Consolidated Statements of Operations for the three
                months and nine months ended June 30, 1997
                and 1996 (unaudited)...........................     2

              Consolidated Statements of Cash Flows for the nine
                months ended June 30, 1997 and 1996
                (unaudited)....................................     3

              Notes to Consolidated Financial
                Statements (unaudited).........................     4


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............     5

PART II.      OTHER INFORMATION:

    Item 1.   Legal Proceedings.................................    8

    Item 2.   Changes in Securities.............................    8

    Item 3.   Defaults Upon Senior Securities...................    8

    Item 4.   Submission of Matters to a Vote
              Of Security Holders...............................    8

    Item 5.   Other Information.................................    9

    Item 6.   Exhibits and Reports on Form 8-K..................    9

SIGNATURE.......................................................   10

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              June 30,     September 30,
                                                               1997            1996
                                                           ------------    ------------
            ASSETS
Current Assets:
    Cash and cash equivalents ..........................   $    975,774    $    582,108
    Trade accounts receivable, net of allowance
        of $244,270 and $184,900, respectively .........      7,966,671       5,234,307
    Notes and other receivables ........................      1,442,752         417,673
    Inventories ........................................      3,531,127       3,341,486
    Prepaid expenses and other assets ..................        265,650         239,621
                                                           ------------    ------------
        Total current assets ...........................     14,181,974       9,815,195

Investment in 3CI, at market value .....................        425,511         893,914

Property, plant and equipment, at cost .................      2,031,427       1,601,145
    Accumulated depreciation ...........................     (1,125,986)       (928,762)
                                                           ------------    ------------
        Net property, plant and equipment ..............        905,441         672,383

Intangible assets, net of accumulated amortization
    of $662,494 and $556,546, respectively .............        831,343         937,291
Other assets ...........................................        257,674          44,360
                                                           ------------    ------------
        Total assets ...................................   $ 16,601,943    $ 12,363,143
                                                           ============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable ...........................   $  1,051,461    $  4,128,886
    Accounts payable ...................................      2,310,039       1,857,601
    Accrued liabilities ................................      1,790,459       1,607,885
                                                           ------------    ------------
        Total current liabilities ......................      5,151,959       7,594,372

Long-term debt .........................................      3,654,604         640,000
                                                           ------------    ------------
        Total liabilities ..............................      8,806,563       8,234,372
                                                           ------------    ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 14,643,379
        and 12,397,404 shares, respectively ............        146,434         123,974
    Additional paid-in capital .........................     13,228,379      10,801,273
    Accumulated deficit ................................     (4,458,036)     (6,143,482)
    Unrealized loss on investment in 3CI ...............     (1,121,397)       (652,994)
                                                           ------------    ------------
        Total shareholders' equity .....................      7,795,380       4,128,771
                                                           ------------    ------------
        Total liabilities and shareholders' equity .....   $ 16,601,943    $ 12,363,143
                                                           ============    ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months                Nine Months
                                            Ended June 30,              Ended June 30,
                                      -------------------------   -------------------------
                                          1997          1996          1997         1996
                                      -----------   -----------   -----------   -----------
Revenues ..........................   $ 8,002,189   $ 5,626,753   $21,060,580   $14,583,187
Cost of sales .....................     4,992,185     3,483,337    13,545,832     9,140,731
                                      -----------   -----------   -----------   -----------
    Gross profit ..................     3,010,004     2,143,416     7,514,748     5,442,456

Selling, general and administrative     2,022,382     1,511,449     5,116,402     3,923,232
Depreciation and amortization .....       121,657        84,849       344,990       257,117
                                      -----------   -----------   -----------   -----------
    Operating income ..............       865,965       547,118     2,053,356     1,262,107

Interest expense, net .............        99,207        99,837       367,910       258,149
                                      -----------   -----------   -----------   -----------
Net income ........................   $   766,758   $   447,281   $ 1,685,446   $ 1,003,958
                                      ===========   ===========   ===========   ===========
Net income per common and
    common equivalent share:

    Primary:
        Net income ................   $      0.05   $      0.03   $      0.11   $      0.08
                                      ===========   ===========   ===========   ===========
        Weighted average shares
            oustanding ............    16,389,732    14,376,392    14,847,684    13,041,536
                                      ===========   ===========   ===========   ===========
    Fully diluted:
        Net income ................   $      0.05   $      0.03   $      0.11   $      0.07
                                      ===========   ===========   ===========   ===========
        Weighted average shares
            oustanding ............    16,672,599    15,345,820    15,176,687    14,804,141
                                      ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended June 30,
                                                                --------------------------
                                                                    1997          1996
                                                                -----------    -----------
Cash flows from operating activities:
    Net income ..............................................   $ 1,685,446    $ 1,003,958
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization .......................       344,990        257,117
        Changes in assets and liabilities:
            Trade accounts receivable, net ..................    (2,732,364)    (3,131,260)
            Notes and other receivables .....................      (282,079)     2,300,000
            Inventories .....................................      (189,641)      (931,371)
            Prepaid expenses and other assets ...............      (239,709)        44,340
            Accounts payable and accrued liabilities ........       635,012       (704,975)
                                                                -----------    -----------
        Net cash used in operating activities ...............      (778,345)    (1,162,191)
                                                                -----------    -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment ..............      (511,459)       (73,487)
    Proceeds from sale of property, plant and equipment .....        39,725           --
                                                                -----------    -----------
        Net cash used in investing activities ...............      (471,734)       (73,487)
                                                                -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable .................     4,549,604      2,515,769
    Repayments of notes payable .............................    (4,513,675)    (1,269,035)
    Proceeds from exercise of warrants ......................     1,607,816        175,250
                                                                -----------    -----------
        Net cash provided by financing activities ...........     1,643,745      1,421,984
                                                                -----------    -----------
        Net increase in cash and cash equivalents ...........       393,666        186,306

Cash and cash equivalents at beginning of period ............       582,108        233,765
                                                                -----------    -----------
Cash and cash equivalents at end of period ..................   $   975,774    $   420,071
                                                                ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest ..................................   $   417,499    $   272,398
                                                                ===========    ===========
Supplemental disclosure of noncash financing activities:
    Exercise of warrants for notes receivable in lieu of cash   $   743,000    $      --
                                                                ===========    ===========
    Exercise of warrants in exchange for retirement of
        note payable ........................................   $    38,750    $      --
                                                                ===========    ===========
    Conversion of notes payable to common stock .............   $    60,000    $   210,000
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc., a Delaware corporation formerly known as American Medical Technologies, Inc. (the "Company"), are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

(2) INVENTORIES

    Inventories consist of the following at June 30, 1997 and September 30, 1996:

                                      June 30,    September 30,
                                       1997           1996
                                    -----------    -----------
                Raw materials ...   $ 3,271,863    $ 2,061,659
                Work in process .       225,354        740,627
                Finished goods ..       396,577        916,246
                Other (demo) ....       119,333         98,954
                                    -----------    -----------
                                      4,031,127      3,817,486
                Inventory reserve      (482,000)      (476,000)
                                    -----------    -----------
                                    $ 3,531,127    $ 3,341,486
                                    ===========    ===========

(3) NET INCOME PER SHARE

    Net income per share is computed by dividing the net income by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, outstanding warrants and employee stock options are considered common stock equivalents


(4) INVESTMENT IN 3CI

    The Company owns 680,818 shares of the common stock of 3CI Complete Compliance Corporation. The investment is carried at market value.

(5) LITIGATION

    The Company is subject to certain litigation and claims arising in the ordinary course of business. In the opinion of management, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

    The Company develops, manufactures, sells and supports products designed for specialty retail marketers, including automated teller machines and related software (the "AnyCard" or "ATM" products); electronic cash security systems (the "Timed Access Cash Controller" or "TACC" products); and underground fuel storage monitoring and leak detection devices (the "Environmental Monitoring System" or "EMS" products).

    PRODUCT REVENUES

    Total revenues increased $2,375,436, or 42%, for the third quarter of fiscal 1997 over the comparable quarter of 1996. On a year-to-date basis, revenues increased $6,477,393, or 44%, compared to the same period of the prior fiscal year. As discussed below, a significant increase in AnyCard sales was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                   Three Months Ended  Nine Months Ended
                                       June 30,            June 30,
        Net Product Revenues       -------------------------------------
        (in 000's)                  1997     1996       1997     1996
        ------------------------   ------   -------   -------   -------
        AnyCard ................   $5,705   $ 3,616   $14,428   $ 7,992
        TACC ...................    1,529     1,239     4,367     4,429
        Parts, service and other      592       525     1,643     1,421
        EMS ....................      176       247       623       741
                                   ------   -------   -------   -------
                                   $8,002   $ 5,627   $21,061   $14,583
                                   ======   =======   =======   =======

    AnyCard product sales for the quarter ended June 30, 1997 increased 58% over the comparable period in 1996. On a year-to-date basis, AnyCard sales increased 81% when compared to the same period in 1996. These increases are attributable to strong demand for the single cassette model ATM, which has been the Company's largest selling product since its introduction in November 1995.

    TACC product sales increased 23% for the quarter ended June 30, 1997, when compared to the same period in 1996. As expected, however, these sales were virtually unchanged on a year-to-date basis.

    All marketing activities for EMS products have terminated as the marketing focus of the Company is shifted to its two other product lines, and as a result, these sales have continued to decline. Certain existing customers have continued to purchase these products, however, to complete retrofit projects that are currently in progress.

    Parts, service and other revenues vary directly with sales of finished goods, and have increased accordingly.

    GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

    Gross profit was 38% of revenues for the quarters ended June 30, 1997 and 1996. On a year-to-date basis, gross profit decreased slightly from 37% of revenues in 1996 to 36% of revenues in 1997. The decrease was primarily due to discounts on sales prices of older tube-type ATMs shipped thus far in fiscal 1997, and costs related to upgraded features in the single cassette model. However, management expects gross profit to improve for the balance of fiscal 1997, due to volume discounts from raw material suppliers and higher margins on new products developed.

    As a percentage of revenues, selling, general and administrative expense was 25% and 27% in the respective third quarters of fiscal 1997 and 1996. On a year-to-date basis, selling, general and administrative expense was 24% of revenues in 1997, compared to 27% of revenues in 1996. Management believes that selling, general and administrative expense, as a percentage of revenues, should continue to decrease over the remainder of the year.

    Depreciation and amortization increased during fiscal 1997 due to the additions of property, plant and equipment utilized in the development of new automated teller machine products.

    Interest expense increased during fiscal 1997 as a result of increased indebtedness in the early part of the year, offset somewhat by a decline in average rates for borrowed funds.

                   LIQUIDITY AND CAPITAL RESOURCES

    The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of June 30, 1997 and September 30, 1996:

                                  June 30,   September 30,
                                    1997         1996       Increase
                                 ----------   ----------   ----------
          Shareholders' equity   $7,795,380   $4,128,771   $3,666,609
          Tangible net worth .    6,964,037    3,191,480    3,772,557
          Working capital ....    9,030,015    2,220,823    6,809,192

    The improvement in working capital is principally due to increased accounts receivable and the replacement of a short-term note payable with a long-term credit facility. The increase in accounts receivable arose from increased sales, and the provision of extended payment terms to principal customers for certain large orders. The replacement of the short-term note payable with the long-term credit facility resulted from the financing described in the following paragraph.

    During June, 1997, the Company's wholly owned subsidiary entered into a revolving credit agreement with Texas Commerce Bank National Association. The revolving credit agreement, which replaced the subsidiary's existing short-term revolving facility, provides for borrowings up to $5,000,000 at the prime rate, with certain LIBOR alternatives, until May 31, 1999. At June 30, 1997, $3,654,604 was outstanding pursuant to the revolving credit agreement.

    The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 480,818 shares are pledged to secure an outstanding note payable in the principal amount of $400,000.

    The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. As of June 30, 1997, warrants to purchase 2,125,975 shares have been exercised generating net proceeds to the Company of approximately $2,390,000, and warrants representing 761,244 shares have expired. As of June 30, 1997, the Company had outstanding warrants to purchase 2,630,281 shares of common stock, which if exercised would generate proceeds to the Company of approximately $2,200,000.

    Of the total warrants exercised, certain directors purchased 700,000 shares through a contribution of cash and promissory notes. The notes, which are due March 31, 1998, have an aggregate principal balance of $743,000, bear interest at 10% per annum, and are secured by a pledge of all of the shares.

    The Company's research and development budget for fiscal 1997 has been estimated at $1,300,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $863,000 and $656,000 for the nine months ended June 30, 1997 and 1996, respectively.

    With its present capital resources, its potential capital from the exercise of warrants, and with its borrowing facility, the Company should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

    The Company has never paid dividends on shares of its common stock, and does not anticipate paying dividends in the foreseeable future.

    SEASONALITY

    The Company can experience seasonal variances in operations and historically has its lowest dollar volume sales months between November and March. With the favorable sales of its automated teller machines, however, the Company did not experience any downturn during this period. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

    MAJOR CUSTOMERS AND CREDIT RISKS

    The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three and nine months ended June 30, 1997 and 1996:

                       Three Months Ended         Nine Months Ended
                             June 30,                  June 30,
                       -------------------     -----------------------
                         1997       1996          1997         1996
                       --------   --------     ----------   ----------
          Customer A   $657,930   $     --     $2,933,968   $  442,484
          Customer B    661,816      582,328    1,426,911    1,026,134
          Customer C       --      1,086,673         --      1,086,673
          Customer D       --        699,500         --        699,500

    Foreign sales accounted for 6% and 2% of the Company's total sales during the three months ended June 30, 1997 and 1996, respectively, and 6% and 9% of the Company's total sales during the nine months ended June 30, 1997 and 1996, respectively.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the Company's future gross profit, selling, general and administrative expense, the Company's financial position, working capital and seasonal variances in the Company's operations, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                       PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.     CHANGES IN SECURITIES

    Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on Tuesday, July 15, 1997, in Houston, Texas, the following proposals were adopted by the margins indicated:

    a) Election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                            Number of Shares
                                          --------------------
                                             For      Withheld
                                          ----------  --------
                  James T. Rash .......   12,101,496   67,710
                  James L. Britton, III   12,101,496   67,710
                  Jerrell G. Clay .....   12,101,496   67,710
                  Mark K. Levenick ....   12,101,496   67,710

    b) Approval of a proposed amendment to the Company's Certificate of Incorporation to change the name of the Company from "American Medical Technologies, Inc." to "Tidel Technologies Inc."

            For                    11,946,106
            Against                     2,400
            Abstentions                 7,000
            Broker non-votes          213,700

    c)  Approval of the Company's 1997 Long-Term Incentive Plan.

            For                     8,254,239
            Against                   202,628
            Abstentions               286,810
            Broker non-votes        3,425,529

    d) Ratification of the selection of KPMG Peat Marwick, LLP as the Company's independent auditors for fiscal year 1997.

            For                    12,085,356
            Against                    73,400
            Abstentions                10,450
            Broker non-votes               --

ITEM 5.     OTHER INFORMATION

    Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    a)  EXHIBITS

        3     - Amendment to Certificate of Incorporation dated July 16, 1997.

        4.01 - Credit Agreement dated June 12, 1997 by and between Tidel Engineering, Inc. and Texas Commerce Bank National Association.

        4.02 - Promissory Note dated June 12, 1997 executed by Tidel Engineering, Inc. payable to the order of Texas Commerce Bank National Association.

        4.03 - Security Agreement (Personal Property) dated as of June 12, 1997, by and between Tidel Engineering, Inc. and Texas Commerce Bank National Association.

        4.04  - Patent Security Agreement dated June 12, 1997 executed by
                Tidel Engineering, Inc. in favor of Texas Commerce Bank National Association.

        4.05 - Trademark Security Agreement dated June 12, 1997 executed by Tidel Engineering, Inc. in favor of Texas Commerce Bank National Association.

        4.06 - Unconditional Guaranty Agreement dated June 12, 1997 executed by the Company for the benefit of Texas Commerce Bank National Association.

        4.07 - Pledge and Security Agreement dated June 12, 1997 executed by the Company in favor of Texas Commerce Bank National Association.

        10.01 - Secured Promissory Note dated March 30, 1997 executed by James
                L. Britton, III and payable to the order of the Company.

        10.02 - Secured Promissory Note dated March 30, 1997 executed by Jerrell G. Clay and payable to the order of the Company.

        10.03 - Secured Promissory Note dated March 30, 1997 executed by Mark
                K. Levenick and payable to the order of the Company.

        10.04 - Secured Promissory Note dated March 30, 1997 executed by James
                T. Rash and payable to the order of the Company.

        10.05 - Form of Stock Pledge Agreement dated March 30, 1997 executed by each of the four directors of the Company in favor of the Company.

        11    - Computation of Net Income Per Share.

        27    - Financial Data Schedule

    b)  REPORTS ON FORM 8-K

        The Company filed no Reports on Form 8-K during the quarter ended June 30, 1997.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TIDEL TECHNOLOGIES, INC.
                                    (Registrant)

DATE: August 18, 1997               By: /s/ JAMES T. RASH

                                            James T. Rash
                                            Principal Executive
                                            and Financial Officer