Form 10-K
period 1997-09-30
TIDEL TECHNOLOGIES INC
filed 1998-01-13
CIK 842695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                                       or

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

      Registrant's telephone number, including area code (713) 783-8200
                            ----------------------
      Securities Registered Pursuant to Section 12(b) of the Act: None

      Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 12,630,501 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on December 31, 1997 of $3.94 was $49,764,174.

The number of shares of Common Stock outstanding as of the close of business on December 31, 1997 was 15,535,968.

             ---------------------------------------------------
                            TIDEL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K
             ---------------------------------------------------

                                                                        PAGE
                                     PART I

    Item 1.  Business................................................      1
    Item 2.  Properties..............................................      5
    Item 3.  Legal Proceedings.......................................      5
    Item 4.  Submission of Matters to
              a Vote of Security Holders.............................      6

                                     PART II

    Item 5.  Market for Registrant's Common
              Equity and Related Stockholder Matters.................      7
    Item 6.  Selected Financial Data.................................      8
    Item 7.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations..............................      9
    Item 8.  Financial Statements and Supplementary Data.............     13
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................     13

                                    PART III

    Item 10. Directors and Executive Officers of
              the Registrant.........................................     13
    Item 11. Executive Compensation..................................     15
    Item 12. Security Ownership of Certain Beneficial
             Owners and Management...................................     18
    Item 13. Certain Relationships and Related
             Transactions............................................     19

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K...............................     19

    Signature Page..................................................      20
------------------

* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.     BUSINESS

                                   BACKGROUND

    Tidel Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1987 under the name of American Medical Technologies, Inc., succeeding a corporation established in British Columbia, Canada in May 1984. The Company changed its name to Tidel Technologies, Inc. in July 1997.

    Prior to September 30, 1992, the Company was engaged in the business of medical waste management services through its majority owned subsidiary, 3CI Complete Compliance Corporation ("3CI"). In February 1994, the Company sold 1,255,182 shares of its holdings of common stock of 3CI resulting in a gain of $2,229,725 The Company's investment in 3CI now consists of 680,818 shares of common stock of 3CI, representing approximately 6.7% of the total outstanding shares of 3CI. At September 30, 1997, the investment was carried at market value of $553,505, net of an unrealized loss of $993,403, in accordance with Statement of Financial Accounting Standards No. 115.

    On September 30, 1992, the Company acquired all of the issued and outstanding capital stock of Tidel Engineering, Inc., a manufacturer of automated teller machines, electronic cash security systems and underground fuel storage monitoring and leak detection devices for a purchase price of $4,746,848. These operations currently represent the sole business of the Company.

                       DESCRIPTION OF BUSINESS ACTIVITIES

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

    ANYCARD AUTOMATED TELLER MACHINES ("ANYCARD")

    The Company entered the automated teller machine ("ATM") market in October 1992, with the introduction of its original AnyCard model. The original AnyCard ATM product was an integration of Tidel's cash management equipment with electronic funds interface processing, utilizing a Personal Identification Number, or PIN, system familiar to ATM users.

    In November 1995, the Company developed a new ATM product, the AnyCard sc (single cassette), which offers substantially more features than the old product and is competitively priced to assist the Company in gaining market share in the low-cost ATM market. The AnyCard sc can process larger transaction volumes and supports either armored car or self-serve cash replenishment. Sales of this product commenced in November 1995 and comprised the majority of the Company's revenues until June 30, 1997, at which time the AnyCard td (tower design) model was introduced. The AnyCard td utilizes the same electronics and software platform as the AnyCard sc, but is housed in a newly designed cabinet which permits multiple cassette configurations and can be produced at a lower cost.

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

    Management believes its TACC products are highly regarded in the retail market and have become standard equipment in virtually all new construction by major convenience store operators and gasoline retailers. The TACC systems are in use in all 7-ELEVEN stores in the United States, as well as in more than 90,000 other locations in the U.S. and 20 other countries. Current models allow for a computer interface which can be used in conjunction with lottery and point-of-sale systems.

    ENVIRONMENTAL MONITORING SYSTEMS ("EMS")

    The Company's EMS product lines are designed to provide leak detection and fuel management of underground petroleum storage tanks and their associated piping systems to petroleum retailers and other owners and operators of underground storage tanks. The EMS has the capability to print reports of requested data, verify fuel inventories and provide instant notification of alarm conditions such as leaks. It can monitor up to eight storage tanks simultaneously, providing a cost efficient method of monitoring fuel inventories. In addition, the EMS console has communication ports for interface with point-of-sale terminals, modems and computers.

    Sales of the EMS product lines were less than 5% of total sales in fiscal 1997, and management has terminated marketing of the EMS product lines to shift focus to the AnyCard and TACC product lines. However, the Company will continue to supply products and service to existing EMS customers.


                            RESEARCH AND DEVELOPMENT

    In the effort to protect against product obsolescence by reason of emerging technologies, as well as to ensure development of the most advanced products possible, the Company has a continuing program of research and development. Management believes that the Company has established an excellent record of product conception, design, development, field testing and commercial production through its thirteen-person engineering department. The engineering staff works with internal sales, marketing and service groups to incorporate customer driven enhancements into Company products. The research and development budget for fiscal 1998 provides for approximately $1,250,000 to be spent in the enhancement of the AnyCard and TACC product lines. In the years ended September 30, 1997, 1996 and 1995, total research and development expenditures were $1,202,356, $1,026,251 and $862,173, respectively.

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

                       MARKETING, DISTRIBUTION AND SERVICE

    DOMESTIC

    The Company markets its cash system products in the United States through Company controlled national accounts and a network of approximately 125 independent distributors and dealers operating in five marketing regions:
    Northeastern, Southeastern, Central, Southwestern and Western. There are approximately 85 distributors handling only AnyCard, 20 handling only TACC, and 20 marketing both product lines.

    The distributor network facilitates coverage of both large national accounts and diversified end-user groups. The Company also coordinates a national service network of service dealers, including 350 for AnyCard and TACC and 50 for EMS, to provide electronic and mechanical support for all of its products in use.

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

                             INTELLECTUAL PROPERTIES

    The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company owns United States patents for certain of its products (see "PATENTS AND TRADEMARKS" below) and has filed United States and foreign patent applications for other proprietary products and expects to continue to file product, process and use patent applications with respect to products or improvements developed in the future. There can be no assurance, however, that such patent applications will be filed or, if filed, that patents will be issued to the Company or, if issued, will be adequate to protect its products. In addition, it is not possible to predict the degree of protection that patents will afford. It is possible that patents issued to or licensed by the Company will be successfully challenged, that the Company may unintentionally infringe patents of third parties or that the Company may have to alter its products or processes or pay licensing fees or cease certain activities to take into account patent rights of third parties, thereby causing additional unexpected costs and delays which may have a material adverse effect on the Company's business.

    In addition, competitors may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to those availed of by the Company. The scope and validity of these patents and proprietary rights, the extent to which the Company may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit the Company's ability to market its existing or future products. See "LICENSES" below.

    The Company also relies upon unpatented trade secrets and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to its unpatented trade secrets.

                             PATENTS AND TRADEMARKS

    The AnyCard developed by the Company is protected by two patents and a trademark granted by the U.S. Patent and Trademark office.

    The Company owns two patents relating to its TACC machines and two patents relating to its EMS systems. The Company also owns registered trademarks "TACC", "Tidel Systems" and "TS and Design".

                                    LICENSES

    The Company grants various distributors a non-exclusive right and license, with the right to grant sublicenses, to use the names "Tidel" and "Tidel AnyCard", together with any associated trademarks, logos or insignias, for the limited purpose of marketing, selling and distributing the AnyCard products.

                            GOVERNMENTAL REGULATIONS

    The Company's EMS unit is produced and sold to provide total compliance and documentation to the EPA and other regulatory agencies to ensure customers' compliance with all applicable regulations relating to the detection and prevention of petroleum leaks in tanks and piping systems. The potential liability from a leaking underground storage tank is the primary motivating factor influencing the decision to install a leak detection device. The EPA and other federal agencies are responsible for the regulation and enforcement of petroleum storage and piping systems and the potential leaks therefrom.

    The Company's EMS systems are subject to numerous other state and local regulations relating to the storage and dispensing of petroleum products.

                                   COMPETITION

    Competition in the automated teller machine manufacturing business is substantial. Large manufacturers such as Diebold Incorporated (including Interbold, a joint venture between Diebold and IBM), NCR Corporation and Fujitsu Corporation dominate the marketplace. Direct competition to the Company in the fast growing, low-cost automated teller machine and scrip machine market currently consists of other companies such as Triton Systems, Inc. and Dessault. Management believes that

    AnyCard's lower initial cost and ongoing operating expenses allow it to compete effectively in the low-cost market.

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

                                    EMPLOYEES

    At September 30, 1997, the Company had 96 employees comprised of 50 manufacturing personnel, 13 engineering employees, 8 sales personnel, 18 general office employees, and 7 executive personnel. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationships with all its employees to be satisfactory.

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

    At September 30, 1997, the Company owned tangible property and equipment costing $2.1 million. Such amount is comprised primarily of sheet metal shearing, punching and forming equipment, manual and robotic welding equipment, two vehicles used in servicing and delivery functions, and computer equipment and systems.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on Tuesday, July 15, 1997, in Houston, Texas, the following proposals were adopted by the margins indicated:

    a)Election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                              NUMBER OF SHARES
                                          -----------------------
                                              FOR        WITHHELD
                                          ----------     --------
            James T. Rash                 12,101,496      67,710
            James L. Britton, III         12,101,496      67,710
            Jerrell G. Clay               12,101,496      67,710
            Mark K. Levenick              12,101,496      67,710

    b)Approval of a proposed amendment to the Company's Certificate of Incorporation to change the name of the Company from "American Medical Technologies, Inc." to "Tidel Technologies Inc."

            For                    11,946,106
            Against                     2,400
            Abstentions                 7,000
            Broker non-votes          213,700

    c)Approval of the Company's 1997 Long-Term Incentive Plan.

            For                     8,254,239
            Against                   202,628
            Abstentions               286,810
            Broker non-votes        3,425,529

    d)Ratification of the selection of KPMG Peat Marwick, LLP as the Company's independent auditors for fiscal year 1997.

            For                    12,085,356
            Against                    73,400
            Abstentions                10,450
            Broker non-votes            --

                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                  MARKET PRICES

    The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol ATMS. The following table sets forth the quarterly high and low closing sales price for the Company's common stock for the two-year period ended September 30, 1997:

      QUARTER ENDED                        HIGH          LOW
      ------------------                  -------      -------
      September 30, 1997                  3  5/8       2  3/8
      June 30, 1997                       2 11/16      1  7/16
      March 31, 1997                      2  1/2       1 11/16
      December 31, 1996                   2  1/2       1  5/8

      September 30, 1996                  3  1/16      2  1/16
      June 30, 1996                       3  1/16      1  1/32
      March 31, 1996                      1 17/32      2  9/32
      December 31, 1995                   1 11/32      1  3/16

                                    DIVIDENDS

    The Company has not paid any dividends in the past, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

                                     HOLDERS

    At September 30, 1997, 61% of the total 14,851,050 shares outstanding of the Company's common stock were held of record by central depository corporations and broker-dealers for the accounts of others; however, as far as the Company can determine, its common stock is owned by approximately 2,300 persons.

ITEM 6.     SELECTED FINANCIAL DATA

    The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Report.

                                          YEARS ENDED SEPTEMBER 30,
SELECTED STATEMENT           ----------------------------------------------------
OF OPERATIONS DATA: (1)        1997      1996      1995       1994         1993(2)
                             -------   -------   --------    --------    --------
Revenues                     $30,153   $20,111   $ 10,860    $ 13,256    $ 12,567
Income (loss) from
   continuing operations       2,117     1,215     (3,418)       (824)       (759)
Discontinued operations:
      Loss from operations      --        --         --          (119)       (506)
      Gain on disposal          --        --         --         2,230        --
Income (loss) from
   continuing operations
   per share (3)                0.14      0.10      (0.29)      (0.08)      (0.08)

------------------

SELECTED BALANCE
SHEET DATA: (1)

Current assets               $15,576   $ 9,815   $  6,165    $  5,534    $  4,562
Current liabilities            6,517     7,594      5,526       3,666       3,682
Working capital                9,059     2,221        639       1,868         880
Total assets                  18,263    12,363      8,193      10,420      13,071
Total short-term notes
   payable and long-term
   debt                        4,603     4,769      2,654       2,149       6,502
Shareholders' equity           8,092     4,129      2,027       5,354       4,699

------------------

(1) All amounts are in thousands, except per share data.

(2) Data presented for 1993 has been restated to reflect 3CI as a discontinued operation.

(3) Shares used to calculate income (loss) from continuing operations per share were 15,332,231; 14,090,464; 11,605,689; 10,536,589 and 9,969,509 for the
    years ended September 30, 1997, 1996, 1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    OVERVIEW

    The Company revenues and earnings for the years ended September 30, 1997 and 1996 increased compared to previous years. Revenues were $30,153,000 in fiscal 1997, representing an increase of $10,042,000, or 50%, from fiscal 1996 and $19,293,000, or 178%, from fiscal 1995. Net income for the year was $2,117,000 as compared to $1,215,000 in fiscal 1996 and a loss of $3,418,000 in fiscal 1995.

    The significant sales growth resulted from the introduction of the AnyCard sc product line in November 1995. The gross profit from these sales, together with efficiencies in cost management, were primary factors in the overall improvement in net income.

    PRODUCT REVENUES

    A breakdown of net sales by individual product line is provided in the following table:

                                                      (DOLLARS IN 000'S)
                                             -----------------------------------
                                              1997          1996           1995
                                             -------       -------       -------
              AnyCard                        $21,000       $11,508       $ 2,062
              TACC                             5,783         5,639         5,733
              EMS                                967           954         1,269
              Parts, service and other         2,403         2,010         1,796
                                             -------       -------       -------
                                             $30,153       $20,111       $10,860
                                             =======       =======       =======

    AnyCard sales have steadily increased since the introduction of the single-cassette model in November 1995 as an alternative to the tube-type model of automated teller machine.

    TACC sales remained virtually unchanged during the three-year period as sales efforts in international markets were significantly reduced.

    All marketing activities for EMS products have terminated as the marketing focus of the Company has shifted to other product lines. Management believes that certain customers will continue to purchase these products, however, to complete retrofit projects that are currently in progress.

    Parts, service and other revenues vary directly with sales of finished goods, and have increased accordingly.

    GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

    A comparison of certain operating information is provided in the following table:

                                                  (DOLLARS IN 000'S)
                                           --------------------------------
                                             1997         1996       1995
                                           --------      ------     -------
    Gross profit                           $ 10,695      $7,295     $ 3,485
    Selling, general and administrative       7,628       5,366       5,554
    Depreciation and amortization               474         342         545
    Impairment of long-lived assets            --          --         1,239
    Operating income (loss)                   2,593       1,587      (3,853)
    Interest expense                            473         383         318
    Other (expense) income                       (3)         11          37
    Income from settlement                     --          --           715
    Net income (loss)                         2,117       1,215      (3,418)

    GROSS PROFIT on product sales increased $3,400,000 and $7,210,000 from 1996 and 1995, respectively, to a level of $10,695,000 in 1997. Product gross margins in 1997 were 35.5% of product sales, compared to 36.3% in 1996 and 32.0% in 1995. The slight decrease in 1997 compared to 1996 resulted from a decline in average sales price per unit of $600. Such decline relates primarily to volume discounts for large orders. Cost of sales in 1995 included a provision of $600,000, or 5.5% of sales, applicable to a write down of certain EMS components and raw materials for tube-type automated teller machines.

    SELLING, GENERAL AND ADMINISTRATIVE expenses of $7,628,000 or 25.3% of sales in 1997 represented a decrease from the 1996 and 1995 levels of 26.7% and 51.1%, respectively. The overall decline relates to increased sales volumes and cost reduction efforts.

    DEPRECIATION AND AMORTIZATION was $474,000, $342,000 and $545,000 for the years ended September 30, 1997, 1996 and 1995. The increase in 1997 compared to 1996 related to additions of property, plant and equipment including approximately $500,000 for a new computer system.

    IMPAIRMENT OF LONG-LIVED ASSETS, applicable to the write-off of intangible costs associated with the EMS-3000 series due to matters discussed elsewhere herein, resulted in a charge of $1,238,595 to results of operations for the year ended September 30, 1995. See Note 7 of Notes to Consolidated Financial Statements.

    INTEREST EXPENSE increased from $318,000 in 1995 to $383,000 in 1996 to $473,000 in 1997, as a result of increased borrowings to finance increases in accounts receivable and inventories associated with the significant growth in revenues.

    OTHER (EXPENSE) INCOME for the years ended September 30, 1997 and 1996 was insignificant. The income for 1995 arose from gains on sales of scrap and surplus equipment.

    INCOME FROM SETTLEMENT, NET OF RELATED COSTS of $715,145 was attributable to the one-time settlement of the litigation regarding the EMS-3000 series products in 1995. See Note 12 of Notes to Consolidated Financial Statements.

                         LIQUIDITY AND CAPITAL RESOURCES

    The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of September 30, 1997, 1996 and 1995.

                                             (DOLLARS IN 000's)
                                --------------------------------------------
                                    1997             1996            1995
                                -----------      -----------      ----------
        Working capital           $ 9,059          $ 2,221          $  639
        Total assets               18,263           12,363           8,193
        Shareholders' Equity        8,092            4,129           2,027

    The improvement in working capital is principally due to increased cash and accounts receivable and the replacement of a short-term note payable with a long-term credit facility. The increase in accounts receivable arose from increased sales, and the provision of extended terms to principal customers for payment of certain large orders. In 1997, the Company's wholly owned subsidiary, Tidel Engineering, Inc., entered into a revolving credit agreement with Texas Commerce Bank National Association which provides for borrowings up to $5,000,000 at the prime rate, with certain LIBOR alternatives, until May 31, 1999. The terms of the note contain requirements for maintaining tangible net worth and certain financial ratios, as well as restrictions on additional borrowings and payments of dividends. At September 30, 1997, $3,654,604 was outstanding pursuant to the revolving credit agreement.

    The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 480,818 shares are pledged to secure an outstanding note payable in the principal amount of $400,000.

    The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. As of September 30, 1997, warrants to purchase 2,333,646 shares have been exercised generating net proceeds to the Company of approximately $2,547,424, net of registration costs of $109,982. During the year ended September 30, 1997, warrants to purchase 761,244 shares expired unexercised. As of September 30, 1997, the Company had outstanding warrants to purchase 2,422,610 shares of common stock, which expire various dates from November 1997 to January 2000, and if exercised would generate proceeds to the Company of approximately $2,007,000.

    The Company's research and development budget for fiscal 1998 has been estimated at $1,250,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $1,202,000, $1,026,000 and $862,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

    With its present capital resources, its potential capital from the exercise of warrants, and its borrowing facility, the Company should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

    The Company has never paid dividends on shares of its common stock, and does not anticipate paying dividends in the foreseeable future.

    SEASONALITY

    The Company can experience seasonal variances in its operations and historically has its lowest dollar volume sales months between November and March. With the favorable sales of its automated teller machines, however, the Company did not experience any downturn during this period. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from convertible securities. SFAS 128 is effective for periods ending after December 15, 1997.

    In February 1997, the FASB issued Statement of Financial Accounting Standards No 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"). SFAS 129 establishes standards for disclosing information about a company's outstanding debt and equity securities and eliminates exemptions from such reporting requirements for nonpublic companies. SFAS 129 is effective for periods ending after December 15, 1997.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, the company's owners. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997.

    FORWARD-LOOKING STATEMENTS

    This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
    Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the Company's future gross profit, selling, general and administrative expense, the Company's financial position, working capital and seasonal variances in the Company's operations, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 below for an index of the financial statements and schedules included as a part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The table below gives certain information regarding each director and each executive officer of the Company serving at September 30, 1997. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers.

      NAME                    AGE      POSITION

      James T. Rash           57    Chairman, Chief Executive and Financial
                                    Officer, and Director

      Mark K. Levenick        38    Chief Operating Officer and President of the
                                    operating subsidiaries and Director

      Michael F. Hudson       45    Senior Vice President - Marketing

      James L. Britton, III   62    Director

      Jerrell G. Clay         56    Director

                              BUSINESS BACKGROUNDS

    The following is a summary of the business background and experience of each of the persons named above:

    JAMES T. RASH joined the Company in July 1987 and served as Chief Financial Officer and as a Director until February 1989. Since that time he has served continuously as Chairman of the Board of Directors and Chief Executive Officer, and he has served as Chief Financial Officer since January 1995. He was also Chairman and Chief Executive Officer of 3CI from the date of its acquisition by the Company until February 1994. Mr. Rash earned a Bachelor of Business Administration degree from the University of Texas at Austin.

    MARK K. LEVENICK, a director since March 1995, has been an executive with the Company's wholly owned subsidiary and its predecessors for more than the preceding 5 years, and has served as Chief Operating Officer of the Company since July 1997. Mr. Levenick is a recognized authority in underground storage tank management and related environmental matters. He earned a Bachelor of Science degree from the University of Wisconsin at Whitewater.

    MICHAEL F. HUDSON has served as Senior Vice President - Marketing of the Company's wholly owned subsidiary since September 1993 and of the Company since July 1997. Prior to joining the Company, Mr. Hudson held various positions with the Southland Corporation and its affiliates for more than 18 years, concluding as President and Chief Executive Officer of MoneyQuick, a large non-bank ATM network. Mr. Hudson is a recognized authority in the ATM industry.

    JAMES L. BRITTON, III, a director since December 1990, has for more than the past 5 years managed his own investments. Mr. Britton earned a Bachelor of Business Administration degree from the University of Texas at Austin.

    JERRELL G. CLAY, a director since December 1990, has for more than the preceding 5 years has been the President of III Mark Financial, Inc., an independent marketing company designed to supply products and services to life insurance and equity sales organizations and one of its predecessors. Mr. Clay is also a member of the Management Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama and serves as President of International Planners, Inc., a firm involved in estate planning for professionals and high net worth individuals.

                              DIRECTOR COMPENSATION

    Directors of the Company receive $1,000 per meeting as compensation for their services as members of the Board of Directors. Directors who serve on board committees receive $500 per committee meeting.

                          BOARD OF DIRECTORS COMMITTEES

    The Board of Directors has established an Audit Committee and a Compensation Committee, each composed of Messrs. Britton and Clay, both of whom are non-officer directors. The Audit Committee is charged with reviewing the Company's financial statements, the scope and performance of the audit and non-audit services provided by the Company's independent auditors and overseeing the Company's internal accounting procedures. The Compensation Committee administers the Company's 1997 Long-Term Incentive Plan and 1989 Stock Option Plan, and reviews and evaluates matters with respect to the payment of direct salaries and incentive compensation to the Company's executive officer and the senior management personnel of the subsidiaries.

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

    Based solely on a review of the copies of Forms 5 filed on November 14, 1997 and Form 3 filed January 12, 1998 and furnished to the Company, Messrs. Rash, Britton, Clay, Levenick and Hudson had the following items not filed on a timely basis: (i) Messrs. Rash and Britton each had 8 transactions on Form 4 due on or about April 10, 1997 and 2 transactions on Form 5 due on or about November 15, 1996, (ii) Mr. Clay had 9 transactions on Form 4 due on or about April 10, 1997, 2 transactions on Form 5 due on or about November 15, 1996, and 1 transaction on Form 5 due on or about November 15, 1994,
    (iii) Mr. Levenick had 6 transactions on Form 4 due on or about April 10, 1997, 2 transactions on Form 5 due on or about November 15, 1996, 1 transaction on Form 5 due on or about November 15, 1995, and 3 transactions on Form 3 due on or about April 8, 1995, and (iv) Mr. Hudson had 2 transactions on Form 3 due on or about July 25, 1997.

ITEM 11.    EXECUTIVE COMPENSATION

    The following table sets forth the amount of all cash and other compensation paid by the Company for services rendered during the fiscal years ended September 30, 1997, 1996 and 1995 to Messrs. Rash, Levenick and Hudson [such individuals being all of the Company's executive officers, as such term is defined in Item 402 of Regulation S-K, whose compensation exceeded $100,000]:

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                       ANNUAL COMPENSATION          COMPENSATION
    NAME AND PRINCIPAL          ---------------------------------   -----------
        POSITION                YEAR       SALARY         BONUS     OPTIONS (1)
    ---------------------       ----      ---------     ---------   -----------

    James T. Rash               1997       $182,292     $    --          --
    Chief Executive and         1996       $182,292     $    --          --
    Financial Officer           1995       $182,292     $  40,000        --

    Mark K. Levenick            1997       $193,962     $  97,500    100,000
    Chief Operating Officer     1996       $150,000     $  90,000        --
                                1995       $120,000     $  62,500     50,000

    Michael F. Hudson           1997       $124,538     $  62,500     67,000
    Senior Vice President -     1996       $105,808     $  63,000        --
    Marketing                   1995       $ 99,808     $   5,000     50,000

    The options granted to executive officers in 1997 and 1995 become exercisable and vest over four-year and three-year periods, respectively. No options were exercised pursuant to the Company's 1997 Long-Term Incentive Plan and 1989 Stock Option Plan during the year ended September 30, 1997. The following table provides information regarding the options exercisable by the respective optionees and the respective valuations at September 30, 1997:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL REALIZABLE VALUE
                                                                              AT ASSUMED ANNUAL RATES
                                                                            OF STOCK PRICE APPRECIATION
                                INDIVIDUAL GRANTS                                 FOR OPTION TERM
      ------------------------------------------------------------------------ -----------------------
                                        % OF TOTAL
                               NUMBER     OPTIONS
                             OF SHARES   GRANTED TO
                               UNDER     EMPLOYEES      EXERCISE
                              OPTIONS    IN FISCAL      PRICE PER   EXPIRATION
         NAME                 GRANTED       YEAR          SHARE         DATE     5% ($)      10% ($)
      -----------------       -------     --------       --------     -------  ---------   ----------
      James T. Rash               --          0.0%        $   --        --     $    --     $    --
      Mark K. Levenick        100,000        34.3%          2.50      8/27/97    157,000     398,000
      Michael F. Hudson        67,000        23.0%          2.50      8/27/97    105,190     266,660

    The following table provides the number of options exercisable by the respective optionees and the respective valuations at September 30, 1997:

                     OPTIONS EXERCISABLE AND RELATED VALUES
                               SEPTEMBER 30, 1997

                           NUMBER OF               VALUE OF UNEXERCISED
                          UNEXERCISED                   IN-THE-MONEY
                          OPTIONS AT                      OPTIONS AT
                      SEPTEMBER 30, 1997             SEPTEMBER 30, 1997
                           (SHARES)                        (  $ )
                    ----------------------------   ---------------------------
   NAME             EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                    -----------    -------------   -----------   -------------
 James T. Rash         80,000              --        $155,000      $   --
 Mark K. Levenick      83,334           116,666       186,043       153,644
 Michael F. Hudson     33,334            83,666        82,293       116,519

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
              AMONG TIDEL TECHNOLOGIES, INC., PEER GROUP INDEX AND
                               NASDAQ MARKET INDEX

                                                SEPTEMBER 30,
                                 -----------------------------------------------
                                 1993(1)    1994      1995      1996       1997
                                 -------   -------   -------   -------   -------
Tidel Technologies, Inc.         $ 58.82   $ 33.33   $ 33.33   $ 68.63   $113.73
Peer group (2)                    168.18    211.36    265.01    220.96    254.17
NASDAQ Market Index               130.05    265.01    167.10    195.08    265.16
-------------------------
(1) Assumes $100 invested on September 30, 1992 and no dividends paid in any year thereafter.

(2) Peer group consists of companies utilizing the category for Fabricated Metal Products Not Elsewhere Classified, SIC 3499. The Company has utilized this category since October 1, 1992.

                              EMPLOYMENT AGREEMENTS

    Messrs. Levenick and Hudson, both executive officers of the Company, have employment agreements with the Company's wholly owned subsidiary, Tidel Engineering, Inc., which provide for minimum annual salaries of $195,000 and $125,000, respectively, over a three-year term ending July 2000, with certain change of control provisions. Similarly, three non-executive employees have employment agreements with the Company's wholly owned subsidiary which provide for minimum annual salaries of $100,000, $100,000 and $75,000, respectively, for the same term, which also contain change of control provisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of December 31, 1997, the number of shares of common stock beneficially owned by (i) the only persons known to the Company to be the beneficial owners of more than 5% of its voting securities and (ii) each director individually and by the directors and officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                            NAME AND              AMOUNT AND
                           ADDRESS OF             NATURE OF          PERCENT
      TITLE OF              BENEFICIAL            BENEFICIAL            OF
       CLASS                  OWNER                OWNERSHIP         CLASS (1)
      --------          ---------------------   ---------------      ---------
      Common Stock      Alliance Developments     1,437,362            9.3%
                        One Yorkdale Road
                        Suite 510
                        North York, Ontario
                        M6A 3A1

      Common Stock      James L. Britton, III       813,500 (2)        5.2%
                        3272 Westheimer, #3
                        Houston, Texas 77098

      Common Stock      James T. Rash               630,000 (3)(4)     4.0%
                        5847 San Felipe, Suite 900
                        Houston, Texas 77057

      Common Stock      Jerrell G. Clay              304,605 (2)       1.9%
                        2900 Wilcrest
                        Houston, Texas 77042

      Common Stock      Mark K. Levenick             291,667 (5)       1.9%
                        2310 McDaniel Dr.
                        Carrollton, Texas 75006

      Common Stock      Michael F. Hudson             41,667 (6)       0.3%
                        2310 McDaniel Dr.
                        Carrollton, Texas 75006

      Common Stock      Directors and Officers     2,081,439 (7)      12.7%
                        as a group (5 persons)

---------------

(1) Based upon 15,535,968 shares outstanding as of December 31, 1997.

(2) Includes 100,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at exercise prices of (i) $0.625 per share as to 50,000 shares and (ii) $1.00 per share as to 50,000 shares.

(3) Includes 180,000 shares which could be acquired within 60 days upon exercise of outstanding options and warrants at exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $1.00 per share as to 50,000 shares and
    (iii) $1.6875 per share as to 80,000 shares.

(4) 200,000 shares are being held in escrow, the release therefrom being subject to the direction and determination of the Vancouver Stock Exchange or the British Columbia Superintendent of Brokers, based upon the financial condition of the Company and other matters.

(5) Includes 191,667 shares which could be acquired within 60 days upon exercise of outstanding warrants and options at exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $0.875 per share as to 25,000 shares, (iii) $1.00 as to 50,000 shares, (iv) $1.25 per share as to 20,000 shares, (v) $1.4375 per share as to 16,667 shares, and (vi) $1.75 per share as to 30,000 shares.

(6) Consists of 41,667 shares which could be acquired within 60 days upon exercise prices of (i) $0.875 per share as to 25,000 shares and (ii) $1.4375 per share as to 16,667 shares.

(7) Includes the 100,000 shares for each of the two individuals referred to in Note (2) above, the 180,000 shares referred to in Note (3) above, the 191,667 shares referred to in Note (5) above, and the 41,667 shares referred to in Note (6) above obtainable upon exercise of outstanding warrants and options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From time to time, the Company provides certain administrative and clerical services to two entities with whom James T. Rash, Chief Executive Officer of the Company, has an affiliation. Fees earned by the Company for these services totaled $72,000 for the year ended September 30, 1997. Amounts due to the Company from these entities totaled $192,180 at September 30, 1997.

    On March 30, 1997, the Company received notes with an aggregate principal balance of $743,000 in connection with the exercise of warrants to purchase common stock by James T. Rash, James L. Britton, III, Jerrell G. Clay and Mark K. Levenick, all directors of the Company. These notes are due March 31, 1998, bear interest at 10% and are secured by the shares issued thereby.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The audited consolidated financial statements and related financial statement schedules of the Company and report of its independent certified public accountants responsive to the requirements of Item 8 of Form 10-K are included herein as part of this Report. Such audited financial statements, related financial statement schedules, and reports as set forth in the accompanying index include, in the opinion of management of the Company, all required disclosures in the notes thereto.

                                    EXHIBITS

    The Exhibits filed as a part of this Report are listed in the attached Index to Exhibits.

                               REPORTS ON FORM 8-K

    The Company filed no report on Form 8-K during the last quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TIDEL TECHNOLOGIES, INC.
                              (Company)


January 13, 1998              /s/ JAMES T. RASH
                                  James T. Rash
                                  President and Principal Executive Officer

                              /s/ JAMES T. RASH
                                  James T. Rash
                              Principal Financial and Accounting Officer

    Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                            DATE

/s/ JAMES T. RASH              Director                January 13, 1998
    James T. Rash

/s/ JAMES L. BRITTON, III      Director                January 13, 1998
    James L. Britton, III

/s/ JERRELL G. CLAY            Director                January 13, 1998
    Jerrell G. Clay

/s/ MARK K. LEVENICK           Director                January 13, 1998
    Mark K. Levenick

                          INDEX TO FINANCIAL STATEMENTS



                                                                       PAGE
CONSOLIDATED FINANCIAL STATEMENTS OF TIDEL TECHNOLOGIES, INC.
      AND SUBSIDIARIES

      Independent Auditors' Report                                      F-2

      Consolidated Balance Sheets - September 30, 1997 and 1996         F-3

      Consolidated Statements of Operations for the years ended
            September 30, 1997, 1996 and 1995                           F-4

      Consolidated Statements of Shareholders' Equity for the years
            ended September 30, 1997, 1996 and 1995                     F-5

      Consolidated Statements of Cash Flows for the years ended
            September 30, 1997, 1996 and 1995                           F-6

      Notes to Consolidated Financial Statements                        F-7


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES OF TIDEL TECHNOLOGIES, INC.
      AND SUBSIDIARIES

      The following schedules are filed as part of this Annual Report on Form 10-K:

      Schedule I  Condensed Financial Information of Registrant         S-1

      Schedule II Valuation and Qualifying Accounts                     S-6

      All other schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Tidel Technologies, Inc.:


      We have audited the consolidated financial statements of Tidel Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                KPMG PEAT MARWICK LLP

Houston, Texas
December 5, 1997

                     TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                                      September 30,
                                                               ----------------------------
                                       ASSETS                     1997             1996
                                                               ------------    ------------
Current Assets:
    Cash and cash equivalents                                  $  1,549,331    $    582,108
    Trade accounts receivable, net of allowance of
        $750,347 and $184,900, respectively                       8,732,080       5,234,307
    Notes and other receivables                                     852,514         417,673
    Inventories                                                   4,208,360       3,341,486
    Prepaid expenses and other assets                               233,273         239,621
                                                               ------------    ------------
        Total current assets                                     15,575,558       9,815,195

Investment in 3CI, at market value                                  553,505         893,914

Property, plant and equipment, at cost                            2,126,726       1,601,145
    Accumulated depreciation                                     (1,189,409)       (928,762)
                                                               ------------    ------------
        Net property, plant and equipment                           937,317         672,383

Intangible assets, net of accumulated amortization of
    $692,814 and $556,546, respectively                             801,023         937,291
Deferred tax asset                                                  318,810            --
Other assets                                                         77,238          44,360
                                                               ------------    ------------
        Total assets                                           $ 18,263,451    $ 12,363,143
                                                               ============    ============
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable                                   $    948,697    $  4,128,886
    Accounts payable                                              3,239,412       1,857,601
    Accrued liabilities                                           2,328,917       1,607,885
                                                               ------------    ------------
        Total current liabilities                                 6,517,026       7,594,372

Long-term debt                                                    3,654,604         640,000
                                                               ------------    ------------
        Total liabilities                                        10,171,630       8,234,372
                                                               ------------    ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 14,851,050 and
        12,397,404 shares, respectively                             148,511         123,974
    Additional paid-in capital                                   13,387,412      10,801,273
    Accumulated deficit                                          (4,026,262)     (6,143,482)
    Stock subscriptions receivable                                 (424,437)           --
    Unrealized loss on investment in 3CI                           (993,403)       (652,994)
                                                               ------------    ------------
        Total shareholders' equity                                8,091,821       4,128,771
                                                               ------------    ------------
        Total liabilities and shareholders' equity             $ 18,263,451    $ 12,363,143
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                 TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                        1997            1996            1995
                                                   ------------    ------------    ------------
Revenues                                           $ 30,152,873    $ 20,111,249    $ 10,859,815
Cost of sales                                        19,458,044      12,816,453       7,375,074
                                                   ------------    ------------    ------------
    Gross profit                                     10,694,829       7,294,796       3,484,741

Selling, general and administrative                   7,628,005       5,366,006       5,553,586
Depreciation and amortization                           474,274         341,561         545,181
Impairment of long-lived assets                            --              --         1,238,595
                                                   ------------    ------------    ------------
    Operating income (loss)                           2,592,550       1,587,229      (3,852,621)

Other (expense) income:
    Interest expense, net                              (472,553)       (382,691)       (317,871)
    Other (expense) income                               (2,777)         10,580          37,478
    Income from settlement, net of related costs           --              --           715,145
                                                   ------------    ------------    ------------
        Total other (expense) income                   (475,330)       (372,111)        434,752
                                                   ------------    ------------    ------------
Net income (loss)                                  $  2,117,220    $  1,215,118    $ (3,417,869)
                                                   ============    ============    ============
Net income (loss) per common and
    common equivalent share:

    Primary:
       Net income (loss)                           $       0.14    $       0.10    $      (0.29)
                                                   ============    ============    ============
       Weighted average shares outstanding           15,332,231      14,090,464      11,605,689
                                                   ============    ============    ============
    Fully diluted:
       Net income (loss)                           $       0.13    $       0.09    $      (0.29)
                                                   ============    ============    ============
       Weighted average shares outstanding           15,854,067      14,188,497      11,605,689
                                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Shares                    Additional                                       Total
                                              Issued and      Common       Paid-in      Accumulated                    Shareholders'
                                              Outstanding     Stock        Capital       Deficit           Other           Equity
                                               ----------    --------    -----------    -----------     -----------     -----------
Balance, October 1, 1994                       11,448,935    $114,489    $10,180,256    $(3,940,731)           --       $ 6,354,014

Issuance of common stock                           49,469         495         33,157           --              --            33,652
Exercise of warrants                              384,000       3,840        259,760           --              --           263,600
Net loss                                             --          --             --       (3,417,869)           --        (3,417,869)
Unrealized loss on
   investment in 3CI                                 --          --             --             --        (1,206,499)     (1,206,499)
                                               ----------    --------    -----------    -----------     -----------     -----------
Balance, September 30, 1995                    11,882,404     118,824     10,473,173     (7,358,600)     (1,206,499)      2,026,898

Conversion of note payable
   to common stock                                300,000       3,000        147,000           --              --           150,000
Exercise of warrants                              215,000       2,150        159,100           --              --           161,250
Issuance of warrants                                 --          --           22,000           --              --            22,000
Net income                                           --          --             --        1,215,118            --         1,215,118
Unrealized gain on
   investment in 3CI                                 --          --             --             --           553,505         553,505
                                               ----------    --------    -----------    -----------     -----------     -----------
Balance, September 30, 1996                    12,397,404     123,974     10,801,273     (6,143,482)       (652,994)      4,128,771

Conversion of note payable
   to common stock                                120,000       1,200         58,800           --              --            60,000
Exercise of warrants, net of
   registration costs                           2,333,646      23,337      2,524,087           --              --         2,547,424
Issuance of warrants                                 --          --            3,252           --              --             3,252
Net income                                           --          --             --        2,117,220            --         2,117,220
Stock subscriptions receivable                       --          --             --             --          (424,437)       (424,437)
Unrealized loss on
   investment in 3CI                                 --          --             --             --          (340,409)       (340,409)
                                               ----------    --------    -----------    -----------     -----------     -----------
Balance, September 30, 1997                    14,851,050    $148,511    $13,387,412    $(4,026,262)    $(1,417,840)    $ 8,091,821
                                               ==========    ========    ===========    ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended September 30,
                                                                                  -------------------------------------------------
                                                                                     1997                1996               1995
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                                             $ 2,117,220        $ 1,215,118        $(3,417,869)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                                                 474,274            341,561            545,181
        Loss (gain) on sale of property, plant and equipment                           28,283             (1,214)           (29,367)
        Impairment of long-lived assets                                                  --                 --            1,238,595
        Deferred tax benefit                                                          318,810               --                 --
        Changes in assets and liabilities:
            Trade accounts receivable, net                                         (3,497,773)        (4,372,709)         1,664,740
            Notes and other receivables                                              (116,278)         2,300,000         (2,300,000)
            Inventories                                                              (866,874)        (1,145,421)          (170,807)
            Prepaid expenses and other assets                                         (36,875)           (39,661)           132,388
            Accounts payable and accrued liabilities                                2,102,843            (38,298)         1,600,105
                                                                                  -----------        -----------        -----------
        Net cash used in operating activities                                        (113,990)        (1,740,624)          (737,034)
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                                       (660,928)          (352,651)          (277,812)
    Proceeds from sale of property, plant and equipment                                40,050              1,800             87,906
                                                                                  -----------        -----------        -----------
        Net cash used in investing activities                                        (620,878)          (350,851)          (189,906)
                                                                                  -----------        -----------        -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                                         4,549,604          3,528,211          1,128,821
    Repayments of notes payable                                                    (4,616,439)        (1,263,643)          (603,251)
    Proceeds from exercise of warrants                                              1,765,674            161,250            263,600
    Proceeds from issuance of warrants                                                  3,252             14,000               --
    Proceeds from issuance of common stock                                               --                 --                7,800
                                                                                  -----------        -----------        -----------
        Net cash provided by financing activities                                   1,702,091          2,439,818            796,970
                                                                                  -----------        -----------        -----------
        Net increase (decrease) in cash and cash equivalents                          967,223            348,343           (129,970)

Cash and cash equivalents at beginning of year                                        582,108            233,765            363,735
                                                                                  -----------        -----------        -----------
Cash and cash equivalents at end of year                                          $ 1,549,331        $   582,108        $   233,765
                                                                                  ===========        ===========        ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                        $   547,069        $   356,571        $   289,861
                                                                                  ===========        ===========        ===========
    Cash paid for taxes                                                           $    92,470        $      --          $      --
                                                                                  ===========        ===========        ===========
Supplemental disclosure of noncash financing activities:
    Conversion of note payable to common stock                                    $    60,000        $   150,000        $    25,852
                                                                                  ===========        ===========        ===========
    Notes received for warrant conversions                                        $   743,000        $      --          $      --
                                                                                  ===========        ===========        ===========
    Noncash exercise of warrants                                                  $    38,750        $      --          $      --
                                                                                  ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                  TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Tidel Technologies, Inc. (the "Company"), formerly American Medical Technologies, Inc., is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines and related software, electronic cash security systems, and underground fuel storage monitoring and leak detection devices.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated in consolidation.

RECLASSIFICATIONS
Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation format.

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

INTANGIBLE ASSETS
All intangible assets are amortized using the straight-line method over a period ranging from 5 to 10 years, with the exception of goodwill, which is amortized over 40 years.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", was adopted by the Company during the year ended September 30, 1995. Accordingly, the Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

WARRANTIES
Certain products are sold under warranty against defects in materials and workmanship for a period of one to two years. A provision for estimated warranty costs is included in accrued liabilities and is charged to operations at the time of sale.

REVENUE RECOGNITION
Revenues are generally recognized when products are shipped to customers. When customers, under the terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenues based on the completion date required in the order and actual completion of the manufacturing process.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development costs charged to expense approximated $1,200,000, $1,030,00 and $860,000 for the years ended September 30, 1997, 1996 and 1995.

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

INVESTMENT SECURITIES
In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies its investment in 3CI Complete Compliance Corporation ("3CI") as available for sale, with unrealized gains and losses excluded from earnings and recorded as a separate component of shareholders' equity.

NET INCOME (LOSS) PER SHARE
In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128") . SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from convertible securities. SFAS No. 128 is effective for periods ending after December 15, 1997.

Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, outstanding warrants and employee stock options are considered common stock equivalents.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued October 23, 1995 providing a new accounting method for recognizing stock-based expense based on the estimated fair value of employee stock options. SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but has provided the pro forma disclosure required therein.

USE OF ESTIMATES
The preparation of the accompanying consolidated financial statements requires the use of estimates by management in determining the Company's assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments.

Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.

The Company believes that the carrying amounts of its current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rates approximate market.

(2)   MAJOR CUSTOMERS AND CREDIT RISKS

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

During the year ended September 30, 1997, the Company had sales to one major customer that accounted for more than 10% of sales in the amount of $3,970,227. None of the Company's sales to customers accounted for more than 10% of sales during the years ended September 30, 1996 and 1995.

Foreign sales accounted for 5%, 7% and 17% of the Company's total sales during the years ended September 30, 1997, 1996 and 1995, respectively.
Foreign sales are transacted in U.S. dollars.

(3)   NOTES AND OTHER RECEIVABLES

In connection with the exercise of warrants to purchase common stock by certain directors on March 30, 1997, the Company received notes with an aggregate principal balance of $743,000. These notes are due on March 31, 1998, bear interest at an annual rate of 10% and are secured by the shares issued. During October 1997, the Company received payments on these notes totaling $318,563, and this balance has been included in notes and other receivables at September 30, 1997. The remaining balance due on the notes of $424,437 has been recorded as stock subscriptions receivable and included as a separate component of shareholders' equity at September 30, 1997.

(4)   INVENTORIES

Inventories consist of the following at September 30, 1997 and 1996:

                                                   1997                1996
                                              -----------           -----------
Raw materials                                 $ 3,635,349           $ 2,061,659
Work in process                                   379,708               740,627
Finished goods                                    492,636               916,246
Other (demo)                                      212,667                98,954
                                              -----------           -----------
                                                4,720,360             3,817,486
Inventory reserve                                (512,000)             (476,000)
                                              -----------           -----------
                                              $ 4,208,360           $ 3,341,486
                                              ===========           ===========

(5)   INVESTMENT IN 3CI

The Company owns 680,818 shares of the common stock of 3CI with a market value of $553,505 and $893,914 as of September 30, 1997 and 1996, respectively. In accordance with the provisions of SFAS No. 115, the Company recorded an unrealized loss of $340,409 and an unrealized gain of $553,505 as separate components of shareholders' equity at September 30, 1997 and 1996, respectively.

(6)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at September 30, 1997 and 1996:

                                           1997         1996      USEFUL LIFE
                                     -----------   -----------    ------------
       Machinery and equipment       $   991,370     1,173,194    2 - 10 years
       Computer equipment and
          systems                        734,513       236,555    3 - 7  years
       Furniture, fixtures and other
          improvements                   400,843       191,396    3 - 5  years
                                     -----------   -----------
                                     $ 2,126,726   $ 1,601,145
                                     ===========   ===========

Depreciation expense was $327,661, $198,819 and $241,013 for the years ended September 30, 1997, 1996 and 1995, respectively. Repairs and maintenance expenses were $95,338, $41,999 and $57,966 for the years ended September 30, 1997, 1996 and 1995, respectively.

(7)   INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 1997 and 1996:

                                             1997             1996
                                         ------------    ------------
       Electronic cash security systems:
          Software                          $ 350,000       $ 350,000
          Proprietary technology              417,000         417,000
       Other technology                       143,613         143,613
       Goodwill                               583,224         583,224
       Accumulated amortization              (692,814)       (556,546)
                                         ------------    ------------
                                         $    801,023    $    937,291
                                         ============    ============

In connection with the litigation discussed in Note 12, management of the Company determined that the carrying amount of intangibles relating to earlier product designs of environmental monitoring systems was not recoverable from future cash flows expected to be realized. All costs related to these intangible assets were written off during the year ended September 30, 1995. The charge of $1,238,595 consisted of $948,104 (net of accumulated amortization of $454,896) related to environmental monitoring systems software and proprietary technology, and $290,491 (net of accumulated amortization of $23,553) related to corresponding goodwill associated with the environmental monitoring systems.


(8)   SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consist of the following at September 30, 1997 and 1996:

                                                                1997           1996
                                                              ----------    -----------
       Promissory note due March 31, 1998, interest
            payable quarterly at 12%, secured by
            480,818 shares of 3CI common stock.               $  400,000    $     --

       Revolving credit note, secured by substantially
            all of the assets of the Subsidiaries, due on
            demand or by May 31, 1997, guaranteed by
            the Company, interest payable monthly at
            2% above prime.  Paid June 12, 1997.                    --        2,640,387

       Promissory note due January 3, 1997, interest
            payable at maturity at 12%,  secured by a
            first lien on 200,000 shares and a second
            lien on 480,818 shares of 3CI common stock.
            Paid January 3, 1997.                                   --          700,000

       Unsecured promissory note due December 7, 1996,
            convertible into 120,000 shares of common
            stock of the Company at the option of the payee,
            interest payable at maturity at 12%.  Converted
            December 7, 1996.                                       --           60,000

       Unsecured promissory notes due various dates, interest
            payable quarterly at 12%. Paid $300,000 October
            28, 1997.                                            540,000        700,000

       Other                                                       8,697         28,499
                                                              ----------    -----------
                                                              $  948,697    $ 4,128,886
                                                              ==========    ===========

During June 1997, the Company's wholly owned subsidiary entered into a revolving credit agreement with a bank. The revolving credit agreement, which replaced the subsidiary's existing short-term revolving facility, provides for borrowings up to $5,000,000 at the prime rate, with certain LIBOR alternatives, until May 31, 1999. The terms of the note contain requirements for maintaining tangible net worth and certain financial ratios, as well as restrictions on additional borrowings and payments of dividends. In addition, the terms of the note substantially restrict cash payments from the Company's wholly owned subsidiary to the Company.

Long-term debt consists of the following at September 30, 1997 and 1996:

                                                                 1997          1996
                                                             -----------    -----------
       Revolving credit note, secured by substantially
            all of the assets of the Subsidiaries, due
            May 31, 1999, guaranteed by the Company,
            interest payable monthly at prime (8.5% at
            September 30, 1997).                             $ 3,654,604    $     --

       Promissory note due March 31, 1998, interest
            payable quarterly at 12%, secured by 480,818
            shares of 3CI common stock.                            --       $   400,000

       Unsecured promissory notes due March 31, 1998,
            interest payable quarterly at 12%.                     --           240,000
                                                             -----------    -----------
                                                             $ 3,654,604    $   640,000
                                                             ===========    ===========

(9)   WARRANTS

The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. The warrants relate to grants made in connection with debt and equity issues, acquisitions, directors' remuneration and various services rendered. As of September 30, 1997, warrants to purchase 2,333,646 shares have been exercised generating proceeds to the Company of $2,547,424, net of registration costs of $109,982. During the year ended September 30, 1997, warrants to purchase 761,244 shares expired unexercised.

At September 30, 1997, the Company had outstanding warrants to purchase 2,422,610 shares of common stock which expire various dates from November 1997 to January 2000. The warrants have exercise prices ranging from $0.50 to $1.25 per share and, if exercised would generate proceeds to the Company of approximately $2,007,000.


(10)  EMPLOYEE STOCK OPTION PLANS

The Company adopted a Long-Term Incentive Plan in 1997 (the "1997 Plan") and an Incentive Stock Option Plan in 1989 (the "1989 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1997 Plan and the 1989 Plan authorize grants of options to purchase up to 1,000,000 and 500,000 shares of common stock, respectively. Options are granted with an exercise price equal to the fair market value of the stock at the date of grant. Options granted under the 1997 Plan and the 1989 Plan vest over four-year and three-year periods, respectively, and expire no later than 10 years from the date of grant.

At September 30, 1997, there were 708,700 and 17,139 additional shares available for grant under the 1997 Plan and the 1989 Plan, respectively. The weighted-average fair value per share of stock options granted during 1997 and 1996 were $1.98 and $0.68, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 6.49%, expected life of 4 years, expected volatility of 118.05%, and an expected dividend yield of 0% for the 1997 granted options, and a risk-free interest rate of 6.18%, expected life of 3 years, expected volatility of 76.77%, and an expected dividend yield of 0% for the 1996 granted options.

The Company applied APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                    1997           1996
            Net income                          -----------    -----------
                  As reported                   $ 2,117,220    $ 1,215,118
                  Pro forma                       1,963,959      1,206,051
            Primary earnings per share
                  As reported                          0.14           0.10
                  Pro forma                            0.13           0.10

At September 30, 1997, the range of exercise prices was $0.69 to $2.50, and the weighted-average remaining contractual life of the outstanding options was 7.7 years. Stock option activity during the periods indicated is as follows:

                                                   NUMBER OF   WEIGHTED AVERAGE
                                                    SHARES      EXERCISE PRICE
                                                   ---------   ----------------
            Balance at September 30, 1995           443,250      $     1.38
                  Granted                            40,000             .69
                  Canceled                          (15,000)          (1.16)
                                                   --------
            Balance at September 30, 1996           468,250            1.33
                  Granted                           291,300            2.50
                                                   --------
            Balance at September 30, 1997           759,550            1.78
                                                   ========

At September 30, 1997, the number of options exercisable was 393,252 at a weighted-average price of $1.38 per share.

(11)  INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented as follows:

                                                        1997            1996
                                                    -----------     -----------
Deferred tax assets:
   Intangible assets                                $   300,105     $   369,279
   Accounts receivable                                  255,118            --
   Inventories                                          195,383         182,020
   Investment in 3CI                                    360,475         360,475
   Accrued expenses                                     242,294         207,434
   Other                                                 74,416          62,525
   AMT credit carryforward                              318,810            --
   Net operating loss carryforward                      840,509       1,840,338
                                                    -----------     -----------
         Total gross deferred tax assets              2,587,110       3,022,071

   Less: valuation allowance                         (2,268,300)     (2,959,399)
                                                    -----------     -----------
         Net deferred tax asset                         318,810          62,672

Deferred tax liabilities:
   Property, plant and equipment                           --             5,013
   Accounts receivable                                     --            57,659
                                                    -----------     -----------
        Total gross deferred tax liabilities               --            62,672
                                                    -----------     -----------
Net deferred tax asset                              $   318,810     $      --
                                                    ===========     ===========

The Company has a federal income tax net operating loss carryforward as of September 30, 1997 of approximately $2,500,000. The net operating loss carryforward will expire in various amounts between the years 2001 and 2010 if not utilized. The net operating losses are subject to limitations should the ownership of the Company significantly change. In addition, the Company has an Alternative Minimum Tax carryforward of $318,810 which is available to reduce regular federal income taxes, if any, over an indefinite period. The Company recorded current tax expense of $318,810 and a corresponding deferred tax benefit for the year ended September 30, 1997. The net change in the total valuation allowance during the year ended September 30, 1997 was a decrease of approximately $690,000. Accordingly, there was no book tax expense recorded for the year then ended.

The Company's effective tax rate applicable to income from continuing operations of 13% differed from the U.S. federal income tax rate of 34% due to the realized benefits of a net operating loss carryforward for which a valuation allowance had been previously established of approximately $690,000, Alternative Minimum Tax of $318,810 and other non-deductible expenses of approximately $29,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

(12)  COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

In September 1995, the Company, together with its wholly owned subsidiary, Tidel Engineering, Inc., reached an agreement to settle litigation with third parties concerning the malfunction of line probes formerly included in the environmental monitoring system product line. In connection with the settlement, the Company and its subsidiary were released by the other parties from all liability. The aggregate settlement proceeds of $2,097,202, less related legal and professional expenses of $1,382,057, resulted in income from settlement of $715,145 which was included in other (expense) income for the year ended September 30, 1995.

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2005. Rental expense under these leases for the years ended September 30, 1997, 1996 and 1995 was approximately $355,000, $347,000 and $323,000, respectively. The Company has approximate future lease commitments as follows:

                   YEAR ENDING
                   SEPTEMBER 30,    AMOUNT
                   ------------- ----------
                      1998       $  359,423
                      1999          349,501
                      2000          360,042
                      2001          293,903
                      2002          293,903
                    Subsequent      685,774
                                 ----------
                                 $2,342,546
                                 ==========

(13)  RELATED PARTY TRANSACTIONS

From time to time, the Company provides certain administrative and clerical services to two entities with which a director has an affiliation. Fees earned by the Company for these services totaled $72,000, $144,000 and $68,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Amounts due to the Company from these entities totaled $192,180 at September 30, 1997.

                                                                      Schedule I

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                       September 30,
                                                               ----------------------------
                                       ASSETS                      1997            1996
                                                               ------------    ------------
Current Assets:
    Cash and cash equivalents                                  $     32,459    $    394,482
    Notes and other receivables                                     641,250         198,804
    Prepaid expenses and other assets                                36,610          20,668
                                                               ------------    ------------
        Total current assets                                        710,319         613,954

Investment in 3CI, at market value                                  553,505         893,914

Property, plant and equipment, at cost                               95,327          95,650
    Accumulated depreciation                                        (55,325)        (45,872)
                                                               ------------    ------------
        Net property, plant and equipment                            40,002          49,778

Investment in subsidiaires, at equity                             7,829,809       4,815,514
Receivables from subsidiaries                                       218,670         104,893
Deferred tax asset                                                  318,810            --
Other assets                                                         31,015          19,360
                                                               ------------    ------------
        Total assets                                           $  9,702,130    $  6,497,413
                                                               ============    ============
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable                                   $    940,000    $  1,460,000
    Accounts payable                                                225,144         115,686
    Accrued liabilities                                             445,165         152,956
                                                               ------------    ------------
        Total current liabilities                                 1,610,309       1,728,642

Long-term debt                                                         --           640,000
                                                               ------------    ------------
        Total liabilities                                         1,610,309       2,368,642
                                                               ------------    ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 14,851,050 and
        12,397,404 shares, respectively                             148,511         123,974
    Additional paid-in capital                                   13,387,412      10,801,273
    Accumulated deficit                                          (4,026,262)     (6,143,482)
    Stock subscriptions receivable                                 (424,437)           --
    Unrealized loss on investment in 3CI                           (993,403)       (652,994)
                                                               ------------    ------------
        Total shareholders' equity                                8,091,821       4,128,771
                                                               ------------    ------------
        Total liabilities and shareholders' equity             $  9,702,130    $  6,497,413
                                                               ============    ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Year Ended September 30,
                                                      -----------------------------------------
                                                          1997           1996           1995
                                                      -----------    -----------    -----------
Revenues                                              $      --      $      --      $      --

Costs and expenses:
Selling, general and administrative                       713,188        557,245        739,279
Depreciation and amortization                              27,694         17,283         16,437
                                                      -----------    -----------    -----------
    Operating loss                                       (740,882)      (574,528)      (755,716)

Interest expense, net                                    (159,100)      (172,500)      (128,727)
Other income                                                2,907           --             --
                                                      -----------    -----------    -----------
Loss before equity in income (loss) of subsidiaries      (897,075)      (747,028)      (884,443)

Equity in income (loss) of subsidiaries                 3,014,295      1,962,146     (2,533,426)
                                                      -----------    -----------    -----------
Net income (loss)                                     $ 2,117,220    $ 1,215,118    $(3,417,869)
                                                      ===========    ===========    ===========

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Year Ended September 30,
                                                               -----------------------------------------
                                                                  1997           1996           1995
                                                               -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                          $ 2,117,220    $ 1,215,118    $(3,417,869)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                               27,694         17,283         16,436
        Loss (gain) on sale of property, plant and equipment           275            245         (1,027)
        Deferred tax benefit                                       318,810           --             --
        Equity in (income) loss of subsidiaries                 (3,014,295)    (1,962,146)     2,533,426
        Changes in assets and liabilities:
            Notes and other receivables                           (237,660)       559,539       (381,764)
            Prepaid expenses and other assets                      (37,942)        (1,709)        31,157
            Accounts payable and accrued liabilities               401,667       (207,055)       188,078
                                                               -----------    -----------    -----------
        Net cash used in operating activities                   (1,061,851)      (378,725)    (1,031,563)
                                                               -----------    -----------    -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                      (8,148)       (16,360)       (34,285)
    Proceeds from sale of property, plant and equipment                300           --            4,306
                                                               -----------    -----------    -----------
        Net cash used in investing activities                       (7,848)       (16,360)       (29,979)
                                                               -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                        895,000      1,864,000      1,090,000
    Repayments of notes payable                                 (1,956,250)    (1,254,000)      (470,000)
    Proceeds from exercise of warrants                           1,765,674        161,250        263,600
    Proceeds from issuance of warrants                               3,252         14,000           --
    Proceeds from issuance of common stock                            --             --            7,800
                                                               -----------    -----------    -----------
        Net cash provided by financing activities                  707,676        785,250        891,400
                                                               -----------    -----------    -----------
        Net (decrease) increase in cash and cash equivalents      (362,023)       390,165       (170,142)

Cash and cash equivalents at beginning of year                     394,482          4,317        174,459
                                                               -----------    -----------    -----------
Cash and cash equivalents at end of year                       $    32,459    $   394,482    $     4,317
                                                               ===========    ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $   243,402    $   151,700    $   119,878
                                                               ===========    ===========    ===========
    Cash paid for taxes                                        $    92,470    $      --      $      --
                                                               ===========    ===========    ===========
Supplemental disclosure of noncash financing activities:
    Conversion of note payable to common stock                 $    60,000    $   150,000    $    25,852
                                                               ===========    ===========    ===========
    Notes received for warrant conversions                     $   743,000    $      --      $      --
                                                               ===========    ===========    ===========
    Noncash exercise of warrants                               $    38,750    $      --      $      --
                                                               ===========    ===========    ===========

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)   SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following at September 30, 1997 and 1996:

                                                          1997           1996
                                                       ----------     ----------
       Promissory note due March 31, 1998,
          interest  payable at maturity at
          12%, secured by 480,818 shares of 3CI
          common stock                                 $  400,000     $     --

       Promissory note due January 3, 1997,
          interest  payable at maturity at
          12%, secured by a first lien on 200,000
          shares and a second lien on 480,818
          shares of 3CI common stock. Paid
          January 3, 1997                                    --          700,000

       Unsecured promissory note due December 7,
          1996, convertible into 120,000 shares
          of common stock of the Company at the
          option of the payee, interest payable at
          maturity at 12%. Converted December 7,
          1996                                               --           60,000

       Unsecured promissory notes due various dates,
          interest payable quarterly at 10% to 12%.
          Paid $300,000 October 28, 1997                  540,000        700,000
                                                       ----------     ----------
                                                       $  940,000     $1,460,000
                                                       ==========     ==========

(B)   LONG-TERM DEBT

Long-term debt consists of the following at September 30, 1997 and 1996:

                                                              1997         1996
                                                             -----      --------
Promissory note due March 31, 1998, interest
   payable quarterly at 12%, secured by
   480,818 shares of 3CI common stock                        $--        $400,000

                            TIDEL TECHNOLOGIES, INC.
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)


(B)   LONG-TERM DEBT (CONTINUED)

                                                            1997           1996
                                                           ------       --------
       Unsecured promissory notes due March 31,
          1998, interest payable quarterly at 12%            --          240,000
                                                           ------       --------
                                                           $ --         $640,000
                                                           ======       ========

(C)   GUARANTEES

The parent company has guaranteed the revolving credit note issued by its subsidiary, Tidel Engineering, Inc., in the maximum principal amount of $5,000,000 due May 31, 1999 (the "Revolving Credit Note"). At September 30, 1997, $3,654,604 was outstanding pursuant to the Revolving Credit Note.

(D)   DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to the parent company by its subsidiaries as of September 30, 1997. The subsidiaries are restricted from paying dividends to the parent company pursuant to the Revolving Credit Note.

(E)   AFFILIATED TRANSACTIONS

From time to time, the parent company provides certain administrative and clerical services to two entities with whom a director has an affiliation. Fees earned by the parent company for these services totaled $72,000, $144,000 and $68,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Amounts due to the Company from these entities totaled $192,180 at September 30, 1997.

On March 30, 1997, the Company received notes with an aggregate principal balance of $743,000 in connection with the exercise of warrants to purchase common stock by certain directors.

The subsidiaries paid management fees to the parent company in the aggregate amount of $180,000 per annum in each of the years ended September 30, 1997, 1996 and 1995. In addition, the parent company bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest bearing advances for working capital purposes.

                                                                     Schedule II

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions
                                         Balance at Charged to Charged to               Balance at
                                         beginning  costs and    other                    end of
         Classification                  of period   expenses   accounts   Deductions     period
-------------------------------------     --------   --------   --------   ----------   ----------
For the year ended September 30, 1997:
        Allowance for doubtful accounts   $184,900   $600,000   $   --     $   34,553   $  750,347
        Inventory reserve                  476,000     36,000       --           --        512,000
                                          --------   --------   --------   ----------   ----------
                                          $660,900   $636,000   $   --     $   34,553   $1,262,347
                                          ========   ========   ========   ==========   ==========
For the year ended September 30, 1996:
        Allowance for doubtful accounts   $161,143   $ 24,000   $   --     $      243   $  184,900
        Inventory reserve                  729,000     63,000       --        316,000      476,000
                                          --------   --------   --------   ----------   ----------
                                          $890,143   $ 87,000   $   --     $  316,243   $  660,900
                                          ========   ========   ========   ==========   ==========
For the year ended September 30, 1995:
        Allowance for doubtful accounts   $152,082   $ 10,000   $   --     $      939   $  161,143
        Inventory reserve                  192,000    696,000       --        159,000      729,000
                                          --------   --------   --------   ----------   ----------
                                          $344,082   $706,000   $   --     $  159,939   $  890,143
                                          ========   ========   ========   ==========   ==========

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

    EXHIBIT
    NUMBER                    DESCRIPTION
    ------                    -----------
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

      3.02. Copy of By-Laws of the Company (incorporated by reference to Exhibit 3 to Form 10 of the Company).

      3.03. Amendment to Certificate of Incorporation dated July 16, 1997 (incorporated by reference to Exhibit 3 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                  1997).

      4.01. Form of Series C Warrant of the Company issued to the investors referred to in Exhibit 4.1. above and providing for the purchase on or before the expiration of 60 days following the effective date of a registration statement of the Company covering the offering to the public of the shares underlying the warrants of an aggregate of 1,081,250 shares of the common stock of the Company at an exercise price of $1.25 per share (incorporated by reference to Exhibit 4.17. to the Company Annual Report on Form 10-K for the year ended December 31,
                  1991).

      4.02. Form of Registration Agreement between the Company and each of the two purchasers of its common stock in a 1991 private placement (incorporated by reference to Exhibit 4.22. to the Company Annual Report on Form 10-K for the year ended December 31, 1991).

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

      4.13. First Amended and Restated Loan Agreement executed by and between Tidel and the The Frost National Bank d/b/a Creekwood Capital Group (incorporated by reference to Exhibit 4.01. of the Company's Report on Form 10-Q for the quarterly period ended December 31, 1994).

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

      4.34. Credit Agreement dated June 12, 1997 by and between Tidel Engineering, Inc. and Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.01 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                  1997).

      4.35. Promissory Note dated June 12, 1997 executed by Tidel Engineering, Inc. payable to the order of Texas Commerce Bank National Association (incorporated by reference to Exhibit
                  4.02 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

      4.36. Security Agreement (Personal Property) dated as of June 12, 1997, by and between Tidel Engineering, Inc. and Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.03 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

      4.37. Patent Security Agreement dated June 12, 1997 executed by Tidel Engineering, Inc. in favor of Texas Commerce Bank National Association (incorporated by reference to Exhibit
                  4.04 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

      4.38. Trademark Security Agreement dated June 12, 1997 executed by Tidel Engineering, Inc. in favor of Texas Commerce Bank National Association (incorporated by reference to Exhibit
                  4.05 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

      4.39. Unconditional Guaranty Agreement dated June 12, 1997 executed by the Company for the benefit of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.06 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

      4.40. Pledge and Security Agreement dated June 12, 1997 executed by the Company in favor of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.07 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

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

     10.09.       Secured Promissory Note dated March 30, 1997 executed by James
                  L. Britton, III and payable to the order of the Company (incorporated by reference to Exhibit 10.01 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                  1997).

     10.10. Secured Promissory Note dated March 30, 1997 executed by Jerrell G. Clay and payable to the order of the Company (incorporated by reference to Exhibit 10.02 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                  1997).

     10.11.       Secured Promissory Note dated March 30, 1997 executed by Mark
                  K. Levenick and payable to the order of the Company (incorporated by reference to Exhibit 10.03 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                  1997).

     10.12.       Secured Promissory Note dated March 30, 1997 executed by James
                  T. Rash and payable to the order of the Company (incorporated by reference to Exhibit 10.04 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

     10.13. Form of Stock Pledge Agreement dated March 30, 1997 executed by each of the four directors of the Company in favor of the Company (incorporated by reference to Exhibit 10.05 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

    *10.14.       Copy of Amendment No.2 dated as of September 15, 1997 to
                  Exhibit 10.02. above.

    *10.15. Form of employment agreement dated July 16, 1997 by and between Tidel Engineering, Inc. and Michael F. Hudson, Eugene W. Moore, M. Flynt Moreland and Roberto M. Gutierrez.

    *11. Statement of Computation of Net Income (Loss) Per Share for the three-year period ended September 30, 1997.

     22. The Registrant has three subsidiaries doing business in the names set forth below:


                                                STATE OF     PERCENT
                         NAME                INCORPORATION    OWNED
                         ----                -------------    -----
                  Tidel Cash Systems, Inc.      Delaware       100%
                  AnyCard International, Inc.   Delaware       100%
                  Tidel Engineering, Inc.       Delaware       100%

    *27.          Financial Data Schedule.

----------------
*  -  Filed herewith