Form 10-K/A
period 1997-09-30
TIDEL TECHNOLOGIES INC
filed 1998-01-20
CIK 842695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     10.14.       Copy of Amendment No.2 dated as of September 15, 1997 to
                  Exhibit 10.02. above.

     10.15. Form of employment agreement dated July 16, 1997 by and between Tidel Engineering, Inc. and Michael F. Hudson, Eugene W. Moore, M. Flynt Moreland and Roberto M. Gutierrez.

    *10.16. Form of employment agreement dated July 16, 1997 by and between Tidel Engineering, Inc. and Mark K. Levenick.


     11. Statement of Computation of Net Income (Loss) Per Share for the three-year period ended September 30, 1997.

     22. The Registrant has three subsidiaries doing business in the names set forth below:


                                                STATE OF     PERCENT
                         NAME                INCORPORATION    OWNED
                         ----                -------------    -----
                  Tidel Cash Systems, Inc.      Delaware       100%
                  AnyCard International, Inc.   Delaware       100%
                  Tidel Engineering, Inc.       Delaware       100%

     27.          Financial Data Schedule.

----------------
*  -  Filed herewith