Form 10-Q
period 1997-12-31
TIDEL TECHNOLOGIES INC
filed 1998-02-20
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _______

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

                           TIDEL TECHNOLOGIES, INC.

                                  I N D E X

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1997
              and September 30, 1997 (unaudited)........................     1

            Consolidated Statements of Operations for the three
              months ended December 31, 1997 and 1996 (unaudited).......     2

            Consolidated Statements of Cash Flows for the three
              months ended December 31, 1997 and 1996 (unaudited).......     3

            Notes to Consolidated Financial
              Statements (unaudited)....................................     4


    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................     6


PART II.    OTHER INFORMATION:

    Item 1. Legal Proceedings............................................    9

    Item 2. Changes in Securities........................................    9

    Item 3. Defaults Upon Senior Securities..............................    9

    Item 4. Submission of Matters to a Vote
              Of Security Holders........................................    9

    Item 5. Other Information............................................    9

    Item 6. Exhibits and Reports on Form 8-K.............................    9

SIGNATURE................................................................   10

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             DECEMBER 31,   SEPTEMBER 30,
                      ASSETS                                    1997            1997
                                                            ------------    ------------
Current Assets:
    Cash and cash equivalents ...........................   $  1,771,646    $  1,549,331
    Trade accounts receivable, net of allowance of
        $757,216 and $750,347, respectively .............      7,437,825       8,732,080
    Notes and other receivables .........................        626,592         852,514
    Inventories .........................................      6,691,503       4,208,360
    Prepaid expenses and other assets ...................        194,895         233,273
                                                            ------------    ------------
        Total current assets ............................     16,722,461      15,575,558

Investment in 3CI, at market value ......................        872,128         553,505

Property, plant and equipment, at cost ..................      2,160,804       2,126,726
    Accumulated depreciation ............................     (1,266,654)     (1,189,409)
                                                            ------------    ------------
        Net property, plant and equipment ...............        894,150         937,317

Intangible assets, net of accumulated amortization of
    $722,881 and $692,814, respectively .................        770,956         801,023
Deferred tax asset ......................................        397,810         318,810
Other assets ............................................         86,125          77,238
                                                            ------------    ------------
        Total assets ....................................   $ 19,743,630    $ 18,263,451
                                                            ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable ............................   $    645,866    $    948,697
    Accounts payable ....................................      3,849,077       3,239,412
    Accrued liabilities .................................      1,786,064       2,328,917
                                                            ------------    ------------
        Total current liabilities .......................      6,281,007       6,517,026

Long-term debt ..........................................      4,254,604       3,654,604
                                                            ------------    ------------
        Total liabilities ...............................     10,535,611      10,171,630
                                                            ------------    ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 15,535,968 and
        14,851,050 shares, respectively .................        155,360         148,511
    Additional paid-in capital ..........................     13,889,997      13,387,412
    Accumulated deficit .................................     (3,738,121)     (4,026,262)
    Stock subscriptions receivable ......................       (424,437)       (424,437)
    Unrealized loss on investment in 3CI ................       (674,780)       (993,403)
                                                            ------------    ------------
        Total shareholders' equity ......................      9,208,019       8,091,821
                                                            ------------    ------------
        Total liabilities and shareholders' equity ......   $ 19,743,630    $ 18,263,451
                                                            ============    ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                                 1997           1996
                                                              -----------   -----------
Revenues ..................................................   $ 6,027,986   $ 6,256,136
Cost of sales .............................................     3,829,481     4,041,381
                                                              -----------   -----------
    Gross profit ..........................................     2,198,505     2,214,755

Selling, general and administrative .......................     1,709,443     1,564,964
Depreciation and amortization .............................       107,312       108,330
                                                              -----------   -----------
    Operating income ......................................       381,750       541,461

Interest expense, net .....................................        93,609       136,066
                                                              -----------   -----------
Net income ................................................   $   288,141   $   405,395
                                                              ===========   ===========
Basic earnings per share:
    Income from continuing operations .....................   $      0.02   $      0.03
                                                              ===========   ===========
    Net income ............................................   $      0.02   $      0.03
                                                              ===========   ===========
    Weighted average common shares outstanding ............    15,274,030    12,429,052
                                                              ===========   ===========
Diluted earnings per share:
    Income from continuing operations .....................   $      0.02   $      0.03
                                                              ===========   ===========
    Net income ............................................   $      0.02   $      0.03
                                                              ===========   ===========
    Weighted average common and dilutive shares outstanding    17,173,270    15,300,261
                                                              ===========   ===========

See accompanying notes to consolidated financial statements.

                         TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------
                                                                  1997          1996
                                                               -----------    ---------
Cash flows from operating activities:
    Net income .............................................   $   288,141    $ 405,395
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization ......................       107,312      108,330
        Changes in assets and liabilities:
            Trade accounts receivable, net .................     1,294,255     (400,939)
            Notes and other receivables ....................       225,922         --
            Inventories ....................................    (2,483,143)    (349,890)
            Prepaid expenses and other assets ..............       (49,509)    (146,868)
            Accounts payable and accrued liabilities .......        66,812      339,708
                                                               -----------    ---------
        Net cash used in operating activities ..............      (550,210)     (44,264)
                                                               -----------    ---------
Cash flows from investing activities:
    Purchases of property, plant and equipment .............       (34,078)    (139,867)
                                                               -----------    ---------
        Net cash used in investing activities ..............       (34,078)    (139,867)
                                                               -----------    ---------
Cash flows from financing activities:
    Proceeds from issuance of notes payable ................       600,000      139,666
    Repayments of notes payable ............................      (302,831)    (158,002)
    Proceeds from exercise of warrants .....................       509,434         --
                                                               -----------    ---------
        Net cash provided by (used in) financing activities        806,603      (18,336)
                                                               -----------    ---------
        Net increase (decrease) in cash and cash equivalents       222,315     (202,467)

Cash and cash equivalents at beginning of year .............     1,549,331      582,108
                                                               -----------    ---------
Cash and cash equivalents at end of year ...................   $ 1,771,646    $ 379,641
                                                               ===========    =========
Supplemental disclosure of cash flow information:
    Cash paid for interest .................................   $   117,867    $ 123,271
                                                               ===========    =========
    Cash paid for taxes ....................................   $   200,000    $    --
                                                               ===========    =========
Supplemental disclosure of noncash financing activity:
    Conversion of note payable to common stock .............   $      --      $  60,000
                                                               ===========    =========

See accompanying notes to consolidated financial statements.

                  TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

(2) INVENTORIES

    Inventories consist of the following at December 31, 1997 and September 30, 1997:

                                              DECEMBER 31,         SEPTEMBER 30,
                                                 1997                 1997
                                              -----------          -----------
          Raw materials ............          $ 5,247,220          $ 3,635,349
          Work in process ..........              315,779              379,708
          Finished goods ...........            1,469,732              492,636
          Other ....................              200,772              212,667
                                              -----------          -----------
                                                7,233,503            4,720,360
          Inventory reserve ........             (542,000)            (512,000)
                                              -----------          -----------
                                              $ 6,691,503          $ 4,208,360
                                              ===========          ===========

(3) EARNINGS PER SHARE

    Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations for the three months ended December 31, 1997 and 1996:

                                                                           PER
                                                 INCOME        SHARES     SHARE
                                               (NUMERATOR)  (DENOMINATOR) AMOUNT
                                               -----------  ------------- ------
          THREE MONTHS ENDED DECEMBER 31, 1997:

          Basic EPS:
            Income available to common
              shareholders ..................    $288,141     5,274,030    $0.02

          Diluted EPS:
            Effect of dilutive options and
              warrants ......................        --       1,899,240     --
            Income available to common
              shareholders ..................    $288,141    17,173,270    $0.02

          THREE MONTHS ENDED DECEMBER 31, 1996:

          Basic EPS:
            Income available to common
              shareholders ..................    $405,395    12,429,052    $0.03

          Diluted EPS:
            Effect of dilutive options and
              warrants ......................        --       2,782,857     --
            Effect of convertible notes .....    $ 40,695        88,352     --
            Income available to common
              shareholders ..................    $446,090    15,300,261    $0.03

    Warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $2.50 per share were outstanding during the three-month period ended December 31, 1996 but were not included in the computation of diluted earnings per share because the exercise price of the warrants was greater than the average market price of the Company's common stock during the period.

(4) INVESTMENT IN 3CI

    The Company owns 680,818 shares of the common stock of 3CI Complete Compliance Corporation ("3CI"). The investment is carried at market value.

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

    PRODUCT REVENUES
    Total revenues decreased $228,150, or 4%, for the first quarter of fiscal 1998 from the comparable quarter of 1997. Revenue by product is detailed in the following table:
                                                       THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                      ---------------------
          NET PRODUCT REVENUES (in 000's)              1997           1996
          -------------------------------             ------         ------
          AnyCard ............................        $3,551         $4,227
          TACC ...............................         1,588          1,337
          Parts, service and other ...........           621            521
          EMS ................................           268            171
                                                      ------         ------
                                                      $6,028         $6,256
                                                      ======         ======

    AnyCard product sales for the quarter ended December 31, 1997 decreased 16% from the comparable period in 1996. In the opinion of management, such decrease was primarily the result of the deferral of product orders by certain customers awaiting major product enhancements scheduled to be introduced in March 1998. Management believes these product enhancements, which include color displays and cabinet design improvements, should have a positive effect on AnyCard product sales subsequent to their introduction.

    TACC product sales increased 17% for the quarter ended December 31, 1997, when compared to the same period in 1996. Management believes TACC product sales should continue to be strong throughout the remainder of the year due to the development of new customers as a result of increased marketing efforts.

    All marketing activities for EMS products have terminated as the marketing focus of the Company is shifted to its two other product lines, and as a result, EMS product sales have continued to comprise less than 5% of total revenues. Certain existing customers have continued to purchase these products, however, to complete retrofit projects that are currently in progress.

    Parts, service and other revenues increased 57% for the quarter ended December 31, 1997 over the comparable period in 1996. Such increase arose primarily from increasing sales of replacement parts due to a larger installed-product base.

    GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

    Gross profit was 36% and 35% of revenues for the quarters ended December 31, 1997 and 1996, respectively. The increase was primarily due to lower cost of materials arising from volume discounts received from a major supplier of AnyCard components.

    As a percentage of revenues, selling, general and administrative expense was 28% and 25% in the respective first quarters of fiscal 1998 and 1997. Selling, general and administrative expense was higher primarily due to increased marketing costs, together with increased legal expenses related to the collection of a certain account receivable.

    Depreciation and amortization expense for the first quarter of fiscal 1998 was approximately equal to the comparable quarter of fiscal 1997.

    Interest expense decreased during fiscal 1998 as a result of lower average rates for borrowed funds.


                         LIQUIDITY AND CAPITAL RESOURCES

    The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of December 31, 1997 and September 30, 1997:

                                     DECEMBER 31,    SEPTEMBER 30,
                                         1997            1997        INCREASE
                                     -----------      ----------    ----------
        Shareholders' equity ....    $ 9,208,019      $8,091,821    $1,116,198
        Tangible net worth ......      8,437,063       7,290,798     1,146,265
        Working capital .........     10,441,454       9,058,532     1,382,922

    The improvement in working capital is principally due to increased inventories and the repayment of short-term notes payable. The increase in inventories arose from a build-up of raw materials related to forthcoming enhancements to the AnyCard product line, as well as somewhat higher levels of finished goods resulting from the aforementioned deferral of orders by certain customers. The repayment of the short-term notes payable was facilitated by improved collections of accounts and notes receivable.

    During fiscal 1997, the Company's wholly owned subsidiary entered into a revolving credit agreement with a bank. The revolving credit provides for borrowings up to $5,000,000 at the prime rate, with certain LIBOR alternatives, until May 31, 1999. At December 31, 1997, $4,254,604 was outstanding pursuant to the revolving credit agreement.

    The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 480,818 shares are pledged to secure an outstanding note payable in the principal amount of $400,000.

    The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's then outstanding warrants was declared effective on January 29, 1997. During the three-month period ended December 31, 1997, warrants to purchase 684,918 shares were exercised generating net proceeds to the Company of approximately $509,434. As of December 31, 1997, the Company had outstanding warrants to purchase 1,737,692 shares of common stock, which if exercised would generate proceeds to the Company of approximately $1,497,782.

    The Company's research and development budget for fiscal 1998 has been estimated at $1,650,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $343,000 and $307,000 for the three months ended December 31, 1997 and 1996, respectively.

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

    SEASONALITY

    The Company can experience seasonal variances in operations and historically has its lowest dollar volume sales months between November and March The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

    MAJOR CUSTOMERS AND CREDIT RISKS

    The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three months ended December 31, 1997 and 1996:

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                              ------------------------------
                                                 1997                 1996
                                              ---------             --------
            Customer A ..............         $ 709,184             $666,220
            Customer B ..............              --                833,489


    Foreign sales accounted for 4% of the Company's total sales during the three months ended December 31, 1997 and 1996.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   A) EXHIBITS

      27    - Financial Data Schedule.

   B) REPORTS ON FORM 8-K

      The Company filed no Reports on Form 8-K during the quarter ended December 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TIDEL TECHNOLOGIES, INC.
                                    (Registrant)

DATE: February 17, 1998             By: /s/ JAMES T. RASH
                                            James T. Rash
                                            Principal Executive
                                            and Financial Officer