Form 10-Q
period 1998-03-31
TIDEL TECHNOLOGIES INC
filed 1998-05-15
CIK 842695

As filed with the Securities and Exchange Commission on May 15, 1998.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       or

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

        The number of shares of Common Stock outstanding as of the close of business on May 15, 1998 was 15,690,698.

                            TIDEL TECHNOLOGIES, INC.

                                    I N D E X

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1998
                and September 30, 1997 (unaudited).....................      1

              Consolidated Statements of Operations for the three
                months and six months ended March 31, 1998
                and 1997 (unaudited)...................................      2

              Consolidated Statements of Cash Flows for the six
                months ended March 31, 1998 and 1997
                (unaudited)  ..........................................      3

              Notes to Consolidated Financial
                Statements (unaudited).................................      4


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................      6


PART II.      OTHER INFORMATION:

     Item 1.  Legal Proceedings.........................................     9

     Item 2.  Changes in Securities.....................................     9

     Item 3.  Defaults Upon Senior Securities...........................    10

     Item 4.  Submission of Matters to a Vote
                Of Security Holders.....................................    10

     Item 5.  Other Information.........................................    10

     Item 6.  Exhibits and Reports on Form 8-K..........................    10

SIGNATURE...............................................................    10

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             March 31,    September 30,
                        ASSETS                                 1998           1997
                                                          ------------   ------------
Current Assets:
    Cash and cash equivalents ..........................  $  1,645,364   $  1,549,331
    Trade accounts receivable, net of allowance of
        $798,461 and $750,347, respectively ............     8,182,979      8,732,080
    Notes and other receivables ........................       643,710        852,514
    Inventories ........................................     5,853,762      4,208,360
    Prepaid expenses and other assets ..................       192,940        233,273
                                                          ------------   ------------
        Total current assets ...........................    16,518,755     15,575,558

Investment in 3CI, at market value .....................     1,021,227        553,505

Property, plant and equipment, at cost .................     2,254,020      2,126,726
    Accumulated depreciation ...........................    (1,340,534)    (1,189,409)
                                                          ------------   ------------
        Net property, plant and equipment ..............       913,486        937,317

Intangible assets, net of accumulated amortization of
    $752,948 and $692,814, respectively ................       740,889        801,023
Deferred tax asset .....................................       448,022        318,810
Other assets ...........................................        80,104         77,238
                                                          ------------   ------------
        Total assets ...................................  $ 19,722,483   $ 18,263,451
                                                          ============   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable ...........................  $    642,968   $    948,697
    Accounts payable ...................................     2,304,832      3,239,412
    Accrued liabilities ................................     1,625,922      2,328,917
                                                          ------------   ------------
        Total current liabilities ......................     4,573,722      6,517,026

Long-term debt .........................................     4,254,604      3,654,604
                                                          ------------   ------------
        Total liabilities ..............................     8,828,326     10,171,630
                                                          ------------   ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 15,570,968 and
        14,851,050 shares, respectively ................       155,710        148,511
    Additional paid-in capital .........................    13,915,898     13,387,412
    Accumulated deficit ................................    (2,269,707)    (4,026,262)
    Stock subscriptions receivable .....................      (382,063)      (424,437)
    Unrealized loss on investment in 3CI ...............      (525,681)      (993,403)
                                                          ------------   ------------
        Total shareholders' equity .....................    10,894,157      8,091,821
                                                          ------------   ------------
        Total liabilities and shareholders' equity .....  $ 19,722,483   $ 18,263,451
                                                          ============   ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months                          Six Months
                                                      Ended March 31,                       Ended March 31,
                                             ------------------------------        ------------------------------
                                                 1998                1997              1998               1997
                                             -----------        -----------        -----------        -----------
Revenues ..................................  $ 9,147,923        $ 6,802,255        $15,175,909        $13,058,391
Cost of sales .............................    5,690,349          4,512,266          9,519,830          8,553,647
                                             -----------        -----------        -----------        -----------
    Gross profit ..........................    3,457,574          2,289,989          5,656,079          4,504,744

Selling, general and administrative .......    1,773,618          1,526,806          3,483,061          3,091,770
Depreciation and amortization .............      110,614            115,003            217,926            223,333
                                             -----------        -----------        -----------        -----------
    Operating income ......................    1,573,342            648,180          1,955,092          1,189,641

Interest expense, net .....................      104,928            134,887            198,537            270,953
                                             -----------        -----------        -----------        -----------
Net income ................................  $ 1,468,414        $   513,293        $ 1,756,555        $   918,688
                                             ===========        ===========        ===========        ===========


Basic earnings per share:
    Income from continuing operations .....  $      0.09        $      0.04        $      0.11        $      0.07
                                             ===========        ===========        ===========        ===========
    Net income ............................  $      0.09        $      0.04        $      0.11        $      0.07
                                             ===========        ===========        ===========        ===========
    Weighted average common shares
        outstanding .......................   15,552,746         12,820,305         15,411,857         12,623,014
                                             ===========        ===========        ===========        ===========

Diluted earnings per share:
    Income from continuing operations .....  $      0.09        $      0.04        $      0.10        $      0.07
                                             ===========        ===========        ===========        ===========
    Net income ............................  $      0.09        $      0.04        $      0.10        $      0.07
                                             ===========        ===========        ===========        ===========
    Weighted average common and
        dilutive shares outstanding .......   17,045,861         15,205,313         17,044,128         14,938,434
                                             ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                         TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                               Six Months Ended March 31,
                                                             ----------------------------
                                                                  1998          1997
                                                             -----------   -----------
Cash flows from operating activities:
    Net income ............................................  $ 1,756,555   $   918,688
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization .....................      217,926       223,333
        Deferred tax benefit ..............................     (129,212)         --
        Changes in assets and liabilities:
            Trade accounts receivable, net ................      549,101    (1,405,439)
            Notes and other receivables ...................      208,804       (55,627)
            Inventories ...................................   (1,645,402)     (750,595)
            Prepaid expenses and other assets .............       37,467      (101,127)
            Accounts payable and accrued liabilities ......   (1,637,575)    1,292,973
                                                             -----------   -----------
        Net cash provided by (used in) operating activities     (642,336)      122,206
                                                             -----------   -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment ............     (133,961)     (432,613)
    Proceeds from sale of property, plant and equipment ...         --          39,150
                                                             -----------   -----------
        Net cash used in investing activities .............     (133,961)     (393,463)
                                                             -----------   -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ...............      600,000       895,000
    Repayments of notes payable ...........................     (305,729)   (1,816,869)
    Proceeds from exercise of warrants ....................      535,685     1,580,816
    Payments of stock subscriptions .......................       42,374          --
                                                             -----------   -----------
        Net cash provided by financing activities .........      872,330       658,947
                                                             -----------   -----------
        Net increase in cash and cash equivalents .........       96,033       387,690

Cash and cash equivalents at beginning of period ..........    1,549,331       582,108
                                                             -----------   -----------
Cash and cash equivalents at end of period ................  $ 1,645,364   $   969,798
                                                             ===========   ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest ................................  $   228,164   $   300,645
                                                             ===========   ===========
    Cash paid for taxes ...................................  $   329,212   $      --
                                                             ===========   ===========

Supplemental disclosure of noncash financing activities:
    Exercise of warrants in exchange for notes receivable .  $      --     $   743,000
                                                             ===========   ===========
    Exercise of warrants in exchange for retirement of
        note payable ......................................  $      --     $    38,750
                                                             ===========   ===========
    Conversion of note payable to common stock ............  $      --     $    60,000
                                                             ===========   ===========

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

(2)  INVENTORIES

     Inventories consist of the following at March 31, 1998 and September 30, 1997:

                                    March 31,  September 30,
                                      1998        1997
                               -------------  ------------

            Raw materials       $  5,179,617  $  3,635,349
            Work in process          457,888       379,708
            Finished goods           550,656       492,636
            Other (demo)             207,601       212,667
                               -------------  ------------
                                   6,395,762     4,720,360
            Inventory reserve       (542,000)     (512,000)
                               -------------  ------------
                                $  5,853,762   $ 4,208,360
                                ============   ===========


(3)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations and net income for the three months and six months ended March 31, 1998 and 1997:

                                                    Income            Shares         Per Share
                                                   (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                   -----------     -------------      ------

THREE MONTHS ENDED MARCH 31, 1998:
----------------------------------

Basic EPS:
  Income available to common shareholders .......  $1,468,414        15,552,746        $0.09
Diluted EPS:
  Effect of dilutive options and warrants .......                     1,493,115
  Income available to common shareholders .......  $1,468,414        17,045,861        $0.09

THREE MONTHS ENDED MARCH 31, 1997:
----------------------------------

Basic EPS:
  Income available to common shareholders .......  $  513,293        12,820,305        $0.04
Diluted EPS:
  Effect of dilutive options and warrants .......     102,243         2,385,008
  Income available to common shareholders .......  $  615,536        15,205,313        $0.04

SIX MONTHS ENDED MARCH 31, 1998:
--------------------------------

Basic EPS:
  Income available to common shareholders .......  $1,756,555        15,411,857        $0.11
Diluted EPS:
  Effect of dilutive options and warrants .......                     1,632,271
  Income available to common shareholders .......  $1,756,555        17,044,128        $0.10

SIX MONTHS ENDED MARCH 31, 1997:
--------------------------------

Basic EPS:
  Income available to common shareholders  ......  $  918,688        12,623,014        $0.07
Diluted EPS:
  Effect of dilutive options and warrants .......      70,175         2,271,000
  Effect of convertible notes ...................       1,243            44,420
  Income available to common shareholders .......  $  990,106        14,938,434        $0.07


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

     PRODUCT REVENUES

     Total revenues increased $2,345,668, or 34%, for the second quarter of fiscal 1998 over the comparable quarter of 1997. On a year-to-date basis, revenues increased $2,117,518, or 16%, compared to the same period of the prior fiscal year. As discussed below, a significant increase in AnyCard sales was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                        Three months ended      Six months ended
                                             March 31,             March 31,
                                         -----------------   -------------------
         NET PRODUCT REVENUES (IN 000'S)   1998       1997       1998       1997
         ------------------------------- ------  ---------   --------   --------

         AnyCard                       $  6,576   $  4,497   $ 10,127   $  8,724
         TACC                             1,705      1,501      3,293      2,838
         Parts, service and other         1,290        529      1,291      1,050
         EMS                                197        275        465        446
                                       -------- --------------------------------
                                       $  9,148   $  6,802   $ 15,176   $ 13,058
                                       ========   ========   ========   ========

     AnyCard product sales for the quarter ended March 31, 1998 increased 46% over the comparable period in 1997. On a year-to-date basis, AnyCard product sales increased 16% when compared to the same period in 1997. Demand for all of the Company's ATM products continues to be strong, with a significant increase in demand during the quarter ended March 31, 1998 due to the introduction of the color display upgrade package for all ATM models. Management believes AnyCard product sales should continue to increase throughout the remainder of the year.

     TACC product sales increased 14% for the quarter ended March 31, 1998, when compared to the same period in 1997. On a year-to-date basis, TACC product sales increased 16% when compared to the same period in 1997. Management believes TACC product sales should continue to be strong throughout the remainder of the year due to the development of new customers as a result of increased marketing efforts.

     All marketing activities for EMS products have terminated as the marketing focus of the Company has shifted to its two other product lines. Certain existing customers have continued to purchase these products, however, to complete retrofit projects that are currently in progress.

     Parts, service and other revenues vary directly with sales of finished goods, and have increased accordingly.

     GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

     Gross profit was 38% and 34% of revenues for the quarters ended March 31, 1998 and 1997. On a year-to-date basis, gross profit increased from 35% of revenues in 1997 to 37% of revenues in 1998. The increase was primarily due to improvements in ATM product design and engineering resulting in lower costs.

     As a percentage of revenues, selling, general and administrative expense was 19% and 22% in the respective second quarters of fiscal 1998 and 1997. On a year-to-date basis, selling, general and administrative expense was 23% of revenues in 1998, compared to 24% of revenues in 1997. Management believes that selling, general and administrative expense, as a percentage of revenues, should continue to decrease over the remainder of the year.

     Depreciation and amortization decreased slightly during fiscal 1998 due to fewer additions of property, plant and equipment.

     Interest expense decreased slightly during fiscal 1998 as a result of a decline in average rates for borrowed funds.

                         LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of March 31, 1998 and September 30, 1997:

                                           March 31,     September 30,
                                             1998            1997
                                         ------------    -----------
               Shareholders' equity      $ 10,894,157    $ 8,091,821
               Tangible net worth          10,153,268      7,290,798
               Working capital             11,945,033      9,058,532

     The improvement in working capital is principally due to increased inventories and the repayment of current liabilities. The increase in inventories arose from a build-up of raw materials related to overall higher sales expectations. The repayment of current liabilities was facilitated by improved collections of accounts and notes receivable.

     During fiscal 1997, the Company's wholly owned subsidiary entered into a revolving credit agreement with a bank. The revolving credit agreement provides for borrowings up to $5,000,000 at the prime rate, with certain LIBOR alternatives, until May 31, 1999. The Company plans to increase the maximum borrowing limit to $7,000,000 during the quarter ending June 30, 1998. At March 31, 1998, $4,254,604 was outstanding pursuant to the revolving credit agreement.

     The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 480,818 shares are pledged to secure an outstanding note payable in the principal amount of $400,000.

     The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. During the six-month period ended March 31, 1998, warrants to purchase 719,918 shares were exercised generating net proceeds to the Company of approximately $536,000. As of March 31, 1998, the Company has outstanding warrants to purchase 1,702,692 shares of common stock, which if exercised would generate proceeds to the Company of approximately $1,472,000.

     The Company's research and development budget for fiscal 1998 has been estimated at $1,650,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. During the six months ended March 31, 1998, $730,371 was expended for research and development.

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

     MAJOR CUSTOMERS AND CREDIT RISKS

     The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three and six months ended March 31, 1998 and 1997:

                             Three months ended            Six months ended
                                  MARCH 31,                     MARCH 31,
                          -----------------------      -------------------------
                             1998          1997            1998          1997
                          ----------   ----------      -----------   -----------

              Customer A  $1,475,712   $   73,785      $ 2,184,896   $   740,005
              Customer B     158,297    1,802,920          293,199     2,277,994

     Foreign sales accounted for 2% and 7% of the Company's total sales during the three months ended March 31, 1998 and 1997, respectively, and 3% and 6% of the Company's total sales during the six months ended March 31, 1998 and 1997, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        27     --  Financial Data Schedule

     B) REPORTS ON FORM 8-K

        The Company filed no Reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIDEL TECHNOLOGIES, INC.
                                            (Registrant)

DATE:  May 15, 1998                         By: /s/ JAMES T. RASH
                                               ---------------------------------
                                                    James T. Rash
                                                    Principal Executive
                                                    and Financial Officer