Form 10-Q/A
period 1998-03-31
TIDEL TECHNOLOGIES INC
filed 1998-05-15
CIK 842695

As filed with the Securities and Exchange Commission on May 15, 1998.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q/A

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

                                        Three months ended      Six months ended
                                             March 31,             March 31,
                                         -----------------   -------------------
         NET PRODUCT REVENUES (IN 000'S)   1998       1997       1998       1997
         ------------------------------- ------  ---------   --------   --------

         AnyCard                       $  6,576   $  4,497   $ 10,127   $  8,724
         TACC                             1,705      1,501      3,293      2,838
         Parts, service and other           670        529      1,291      1,050
         EMS                                197        275        465        446
                                       -------- --------------------------------
                                       $  9,148   $  6,802   $ 15,176   $ 13,058
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