Form 10-Q
period 1998-06-30
TIDEL TECHNOLOGIES INC
filed 1998-08-13
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________

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

         The number of shares of Common Stock outstanding as of the close of business on August 10, 1998 was 15,775,468.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X


                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of June 30, 1998

                    and September 30, 1997 (unaudited)........................................     1

                 Consolidated Statements of Operations for the three
                    months and nine months ended June 30, 1998
                    and 1997 (unaudited)......................................................     2

                 Consolidated Statements of Cash Flows for the nine
                    months ended June 30, 1998 and 1997
                    (unaudited)     ..........................................................     3

                 Notes to Consolidated Financial
                    Statements (unaudited)....................................................     4


      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................     6

PART II.         OTHER INFORMATION:

      Item 1.    Legal Proceedings  ..........................................................    11

      Item 2.    Changes in Securities........................................................    11

      Item 3.    Defaults Upon Senior Securities..............................................    11

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.......................................................    11

      Item 5.    Other Information  ..........................................................    11

      Item 6.    Exhibits and Reports on Form 8-K.............................................    11

SIGNATURE.....................................................................................    12

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                  JUNE 30,          SEPTEMBER 30,
                              ASSETS                                1998               1997
                                                                ------------        ------------
Current Assets:
     Cash and cash equivalents                                  $  1,459,504        $  1,549,331
     Trade accounts receivable, net of allowance of
         $781,715 and $750,347, respectively                       9,946,774           8,732,080
     Notes and other receivables                                     796,415             852,514
     Inventories                                                   5,238,998           4,208,360
     Deferred tax asset                                              912,622             318,810
     Prepaid expenses and other                                      221,754             233,273
                                                                ------------        ------------
             Total current assets                                 18,576,067          15,894,368

 Investment in 3CI, at market value                                1,135,004             553,505

 Property, plant and equipment, at cost                            2,548,198           2,126,726
     Accumulated depreciation                                     (1,432,703)         (1,189,409)
                                                                ------------        ------------
         Net property, plant and equipment                         1,115,495             937,317

 Intangible assets, net of accumulated amortization of
     $783,015 and $692,814, respectively                             710,822             801,023
 Other assets                                                         65,375              77,238
                                                                ------------        ------------
         Total assets                                           $ 21,602,763        $ 18,263,451
                                                                ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
     Short-term notes payable                                   $       --          $    948,697
     Accounts payable                                              2,043,997           3,239,412
     Accrued liabilities                                           2,021,782           2,328,917
                                                                ------------        ------------
         Total current liabilities                                 4,065,779           6,517,026

 Long-term debt                                                    4,894,604           3,654,604
                                                                ------------        ------------
         Total liabilities                                         8,960,383          10,171,630
                                                                ------------        ------------

 Commitments and contingencies

 Shareholders' Equity:
     Common stock, $.01 par value, authorized 100,000,000
         shares; issued and outstanding 15,702,968 and
         14,851,050 shares, respectively                             157,030             148,511
     Additional paid-in capital                                   14,033,378          13,387,412
     Accumulated deficit                                            (733,256)         (4,026,262)
     Stock subscriptions receivable                                 (382,063)           (424,437)
     Unrealized loss on investment in 3CI                           (432,709)           (993,403)
                                                                ------------        ------------
         Total shareholders' equity                               12,642,380           8,091,821
                                                                ------------        ------------
         Total liabilities and shareholders' equity             $ 21,602,763        $ 18,263,451
                                                                ============        ============

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      THREE MONTHS                       NINE MONTHS
                                                      ENDED JUNE 30,                    ENDED JUNE 30,
                                             -----------------------------       -----------------------------
                                                 1998              1997             1998               1997
                                             -----------       -----------       -----------       -----------

 Revenues                                    $ 9,935,472       $ 8,002,189       $25,111,381       $21,060,580
 Cost of sales                                 6,180,517         4,992,185        15,700,347        13,545,832
                                             -----------       -----------       -----------       -----------
     Gross profit                              3,754,955         3,010,004         9,411,034         7,514,748

 Selling, general and administrative           1,792,813         2,022,382         5,207,874         5,116,402
 Depreciation and amortization                   122,235           121,657           340,161           344,990
                                             -----------       -----------       -----------       -----------
     Operating income                          1,839,907           865,965         3,862,999         2,053,356

 Interest expense, net                            99,456            99,207           297,993           367,910
                                             -----------       -----------       -----------       -----------
 Income before taxes                           1,740,451           766,758         3,565,006         1,685,446

 Income taxes                                    204,000              --             272,000              --
                                             -----------       -----------       -----------       -----------
 Net income                                  $ 1,536,451       $   766,758       $ 3,293,006       $ 1,685,446
                                             ===========       ===========       ===========       ===========

 Basic earnings per share:
     Income from continuing operations       $      0.10       $      0.05       $      0.21       $      0.13
                                             ===========       ===========       ===========       ===========
     Net income                              $      0.10       $      0.05       $      0.21       $      0.13
                                             ===========       ===========       ===========       ===========
     Weighted average common shares
         outstanding                          15,650,484        14,633,159        15,491,399        13,293,063
                                             ===========       ===========       ===========       ===========

 Diluted earnings per share:
     Income from continuing operations       $      0.09       $      0.05       $      0.19       $      0.11
                                             ===========       ===========       ===========       ===========
     Net income                              $      0.09       $      0.05       $      0.19       $      0.11
                                             ===========       ===========       ===========       ===========
     Weighted average common and
         dilutive shares outstanding          17,159,142        16,387,186        17,027,845        14,965,852
                                             ===========       ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED JUNE 30,
                                                                       1998              1997
                                                                   -----------        -----------
Cash flows from operating activities:
     Net income                                                     $ 3,293,006        $ 1,685,446
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                  340,161            344,990
         Deferred tax benefit                                          (593,812)              --
         Changes in assets and liabilities:
             Trade accounts receivable, net                          (1,214,694)        (2,732,364)
             Notes and other receivables                                 56,099           (282,079)
             Inventories                                             (1,030,638)          (189,641)
             Prepaids and other assets                                   23,382           (239,709)
             Accounts payable and accrued liabilities                (1,502,550)           635,012
                                                                    -----------        -----------
         Net cash used in operating activities                         (629,046)          (778,345)
                                                                    -----------        -----------
 Cash flows from investing activities:
     Purchases of property, plant and equipment                        (428,138)          (511,459)
     Proceeds from sale of property, plant and equipment                   --               39,725
     Increase in investment in 3CI                                      (20,805)              --
                                                                    -----------        -----------
         Net cash used in investing activities                         (448,943)          (471,734)
                                                                    -----------        -----------

 Cash flows from financing activities:
     Proceeds from issuance of notes payable                          1,240,000          4,549,604
     Repayments of notes payable                                       (948,697)        (4,513,675)
     Proceeds from exercise of warrants                                 654,485          1,607,816
     Payments of stock subscriptions                                     42,374               --
                                                                    -----------        -----------
         Net cash provided by financing activities                      988,162          1,643,745
                                                                    -----------        -----------
         Net (decrease) increase in cash and cash equivalents           (89,827)           393,666

 Cash and cash equivalents at beginning of period                     1,549,331            582,108
                                                                    -----------        -----------
 Cash and cash equivalents at end of period                         $ 1,459,504        $   975,774
                                                                    ===========        ===========

 Supplemental disclosure of cash flow information:
     Cash paid for interest                                         $   351,506        $   417,499
                                                                    ===========        ===========
     Cash paid for taxes                                            $   812,231        $      --
                                                                    ===========        ===========
 Supplemental disclosure of noncash financing activities:
     Exercise of warrants in exchange for notes receivable          $      --          $   743,000
                                                                    ===========        ===========
     Exercise of warrants in exchange for retirement of
         note payable                                               $      --          $    38,750
                                                                    ===========        ===========
     Conversion of note payable to common stock                     $      --          $    60,000
                                                                    ===========        ===========


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation format. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997.


(2)   INVENTORIES

      Inventories consist of the following at June 30, 1998 and September 30, 1997:


                                  June 30,      September 30,
                                    1998              1997
                               -----------        -----------
      Raw materials            $ 4,378,662        $ 3,635,349
      Work in process              407,136            379,708
      Finished goods               749,426            492,636
      Other (demo)                 260,774            212,667
                               -----------        -----------
                                 5,795,998          4,720,360
      Inventory reserve           (557,000)          (512,000)
                               -----------        -----------
                               $ 5,238,998        $ 4,208,360
                               ===========        ===========


(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations and net income for the three months and nine months ended June 30, 1998 and 1997:


                                                                Income          Shares      Per Share
                                                              (Numerator)    (Denominator)    Amount
                                                             ------------     ----------    ---------

         Three months ended June 30, 1998:
         --------------------------------
         Basic EPS:
             Income available to common shareholders         $  1,536,451     15,650,484    $    0.10
         Diluted EPS:
             Effect of dilutive options and warrants                           1,508,658
             Income available to common shareholders         $  1,536,451     17,159,142    $    0.09

         Three months ended June 30, 1997:
         --------------------------------
         Basic EPS:
             Income available to common shareholders         $    766,758     14,633,159    $    0.05
         Diluted EPS:
             Effect of dilutive options and warrants                           1,754,027
             Income available to common shareholders         $    766,758     16,387,186    $    0.05

         Nine months ended June 30, 1998:
         -------------------------------
         Basic EPS:
             Income available to common shareholders         $  3,293,006     15,491,399    $    0.21
         Diluted EPS:
             Effect of dilutive options and warrants                           1,536,446
             Income available to common shareholders         $  3,293,006     17,027,845    $    0.19

         Nine months ended June 30, 1997:
         -------------------------------
         Basic EPS:
             Income available to common shareholders         $  1,685,446     13,293,063    $    0.13
         Diluted EPS:
             Effect of dilutive options and warrants                           1,643,230
             Effect of convertible notes                            3,038         29,559
             Income available to common shareholders         $  1,688,484     14,965,852    $    0.11


 (4)  INVESTMENT IN 3CI

      The Company currently owns 698,464 shares of the common stock of 3CI Complete Compliance Corporation ("3CI"), which is carried at market value. During the nine months ended June 30, 1998, the Company received 17,646 shares of 3CI common stock, together with 226,939 warrants to purchase 3CI common stock at $1.50 per share, as its pro rata portion of a settlement of the Texas class-action litigation against the majority shareholder of 3CI. The Company's pro rata portion of the legal fees incurred in connection with the settlement in the amount of $20,805 have been capitalized and included in Investment in 3CI.

(5)   LITIGATION

      The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.


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

      PRODUCT REVENUES

      Total revenues increased $1,933,283, or 24%, for the third quarter of fiscal 1998 over the comparable quarter of 1997. On a year-to-date basis, revenues increased $4,050,801, or 19%, compared to the same period of the prior fiscal year. As discussed below, a significant increase in AnyCard sales was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:


                                                     Three months ended         Nine months ended
                                                          June 30,                  June 30,
                                                  ---------------------     ---------------------
           Net product revenues (in 000's)           1998         1997         1998         1997
                                                  --------     --------     --------     --------
           AnyCard                                $  7,386     $  5,705     $ 17,513     $ 14,428
           TACC                                      1,549        1,529        4,842        4,367
           Parts, service and other                    678          592        1,969        1,643
           EMS                                         322          176          787          623
                                                  --------     --------     --------     --------
                                                  $  9,935     $  8,002     $ 25,111     $ 21,061
                                                  ========     ========     ========     ========


      AnyCard product sales for the quarter ended June 30, 1998 increased 29.5% over the comparable period in 1997. On a year-to-date basis, AnyCard product sales increased 21.4% when compared to the same period in 1997. Demand for all of the Company's ATM products continues to be strong, and management believes AnyCard product sales should continue to increase during the fourth fiscal quarter.

      TACC product sales increased slightly for the quarter ended June 30, 1998, when compared to the same period in 1997. On a year-to-date basis, TACC product sales increased 10.9% when compared to the same period in 1997. Management believes TACC product sales should continue to be strong during the fourth fiscal quarter due to the development of new customers as a result of increased marketing efforts.

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

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      Gross profit was 37.8% and 37.6% of revenues for the quarters ended June 30, 1998 and 1997. On a year-to-date basis, gross profit increased from 35.7% of revenues in 1997 to 37.5% of revenues in 1998. The increase was primarily due to improvements in ATM product design and engineering resulting in lower costs, offset by lower average sales prices for ATM products.

      As a percentage of revenues, selling, general and administrative expense was 18.0% and 25.3% in the respective third quarters of fiscal 1998 and 1997. On a year-to-date basis, selling, general and administrative expense was 20.7% of revenues in 1998, compared to 24.3% of revenues in 1997. Management believes that selling, general and administrative expense, as a percentage of revenues, should continue to decrease during the fourth fiscal quarter.

      Depreciation and amortization decreased slightly during fiscal 1998 on a year-to-date basis due to fewer additions of property, plant and equipment.

      Interest expense decreased slightly during fiscal 1998 on a year-to-date basis as a result of a decline in average rates for borrowed funds.


                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of June 30, 1998 and September 30, 1997:


                                                  June 30,     September 30,
                                                   1998            1997
                                              ------------     -----------
                  Shareholders' equity        $ 12,634,510     $ 8,091,821
                  Tangible net worth            11,923,688       7,290,798
                  Working capital               14,531,093       9,377,342

      The improvement in working capital is principally due to increased inventories, the repayment of current liabilities, and the replacement of all short-term notes payable with a long-term note. The increase in inventories arose from a build-up of raw materials related to overall higher sales expectations. The repayment of current liabilities was facilitated by improved collections of accounts and notes receivable. During the quarter ended June 30, 1998, the Company refinanced $640,000 of short-term notes payable with a long-term installment note from a bank which provides for interest at 8.5% and matures May 31, 2003.

      During the quarter ended June 30, 1997, the Company's wholly owned subsidiary entered into a revolving credit agreement with a bank. During the quarter ended June 30, 1998, the agreement was extended from May 31, 1999 to May 31, 2000 and the maximum borrowing limit was increased from $5,000,000 to $7,000,000 at the prime rate, with certain LIBOR alternatives. At June 30, 1998, $4,254,604 was outstanding pursuant to the revolving credit agreement.

      The Company continues to own 680,818 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, all the shares are pledged to secure the aforementioned long-term installment note payable in the principal amount of $400,000.

      The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective in January 1997. During the nine-month period ended June 30, 1998, warrants to purchase 851,918 shares were exercised generating net proceeds to the Company of approximately $654,000. As of June 30, 1998, the Company has outstanding warrants to purchase 1,570,692 shares of common stock, which if exercised would generate proceeds to the Company of approximately $1,353,000.

      The Company's research and development budget for fiscal 1998 has been estimated at $1,650,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. During the nine months ended June 30, 1998, $1,001,903 was expended for research and development.

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

      MAJOR CUSTOMERS AND CREDIT RISKS

      The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the account receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three and nine months ended June 30, 1998 and 1997:


                                      Three months ended                   Nine months ended
                                            June 30,                            June 30,
                                 -----------    ------------          -----------  --------------
                                     1998            1997                 1998            1997
                                 -----------    ------------          -----------  --------------
                  Customer A     $ 1,452,721    $    661,816          $ 3,217,937  $    1,426,911
                  Customer B       2,043,914          --                2,677,493          --
                  Customer C       1,241,212          --                   --              --
                  Customer D          --             657,930               --           2,933,968

      Foreign sales accounted for 2% and 6% of the Company's total sales during the three months ended June 30, 1998 and 1997, respectively, and 3% and 6% of the Company's total sales during the nine months ended June 30, 1998 and 1997, respectively.

      YEAR 2000

      Many computer software systems, as well as certain hardware and equipment containing date sensitive data were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000. This could result in significant system and equipment failures. While Year 2000 considerations are not expected to materially impact the Company's internal operations because they are either Year 2000 compliant or required changes are not expected to be material, they may have an effect on some of the Company's customers and suppliers and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business. The Company believes that its management, operational and financial systems will be free of any Year 2000 limitations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


ITEM 5.  OTHER INFORMATION

      Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be May 11, 1999. As to all such matters which the Company does not have notice on or prior to May 11, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

         4.01   -   First Amendment to Credit Agreement dated February 1, 1998 by and between Tidel Engineering, Inc. and Chase Bank of Texas, N. A.

         4.02   -   Second Amendment to Credit Agreement dated May 27, 1998 by and among Tidel Engineering, Inc., the Company and Chase
                    Bank of Texas, N. A.

         4.03   -   Promissory Note dated May 27, 1998 executed by Tidel
                    Engineering, Inc. payable to the order of Chase Bank of Texas, N. A.

         4.04   -   Promissory Note dated May 27, 1998 executed by Tidel
                    Engineering, Inc. payable to the order of Chase Bank of Texas, N. A.

         4.05   -   First Amendment to Security Agreement (Personal Property)
                    dated as of May 27, 1998, by and between Tidel Engineering, Inc. and Chase Bank of Texas, N. A.

         4.06   -   First Amendment to Pledge and Security Agreement (3CI Stock)
                    dated as of May 27, 1998 executed by the Company in favor of Chase Bank of Texas, N. A.

         27     -   Financial Data Schedule

      b) Reports on Form 8-K

         The Company filed no Reports on Form 8-K during the quarter ended June 30, 1998.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TIDEL TECHNOLOGIES, INC.
                                                   (Registrant)


DATE:  August 13, 1998                        By: /s/ JAMES T. RASH
                                                  ---------------------------
                                                  James T. Rash
                                                  Principal Executive
                                                  and Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER          DESCRIPTION
         ------          -----------
         4.01   -   First Amendment to Credit Agreement dated February 1, 1998 by and between Tidel Engineering, Inc. and Chase Bank of
                    Texas, N. A.

         4.02   -   Second Amendment to Credit Agreement dated May 27, 1998 by and among Tidel Engineering, Inc., the Company and Chase
                    Bank of Texas, N. A.

         4.03   -   Promissory Note dated May 27, 1998 executed by Tidel
                    Engineering, Inc. payable to the order of Chase Bank of
                    Texas, N. A. 4.04 - Promissory Note dated May 27, 1998
                    executed by Tidel Engineering, Inc. payable to the order of
                    Chase Bank of Texas, N. A.

         4.04   -   Promissory Note dated May 27, 1998 executed by Tidel
                    Engineering, Inc. payable to the order of Chase Bank of
                    Texas, N. A.

         4.05   -   First Amendment to Security Agreement (Personal Property)
                    dated as of May 27, 1998, by and between Tidel Engineering,
                    Inc. and Chase Bank of Texas, N. A.

         4.06   -   First Amendment to Pledge and Security Agreement (3CI Stock)
                    dated as of May 27, 1998 executed by the Company in favor of
                    Chase Bank of Texas, N. A.

         27     -   Financial Data Schedule