Form 10-K
period 1998-09-30
TIDEL TECHNOLOGIES INC
filed 1999-01-12
CIK 842695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 1998

                                       or

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 14,430,363 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on December 1, 1998 of $1.313 was $18,947,067.

The number of shares of Common Stock outstanding as of the close of business on December 1, 1998 was 15,910,468.

               ---------------------------------------------------

                            TIDEL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

               ---------------------------------------------------

                                                                                      PAGE
                                                                                      ----
                                     PART I
      Item 1.    Business........................................................       1
      Item 2.    Properties......................................................       5
      Item 3.    Legal Proceedings...............................................       5
      Item 4.    Submission of Matters to
                    a Vote of Security Holders...................................       5

                                     PART II

      Item 5.    Market for Registrant's Common
                    Equity and Related Stockholder Matters.......................       6
      Item 6.    Selected Financial Data.........................................       7
      Item 7.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations....................................       8
      Item 8.    Financial Statements and Supplementary Data.....................      13
      Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..........................      13

                                    PART III

      Item 10.   Directors and Executive Officers of
                    the Registrant...............................................      14
      Item 11.   Executive Compensation..........................................      15
      Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management........................................      17
      Item 13.   Certain Relationships and Related
                    Transactions.................................................      18

                                     PART IV

      Item 14.   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K......................................      19

      Signature Page     ........................................................      20

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

      The Company was previously engaged in the business of medical waste management services through its majority owned subsidiary, 3CI Complete Compliance Corporation ("3CI"). In February 1994, the Company sold 1,255,182 shares of its holdings of common stock of 3CI resulting in a gain of $2,229,725 The Company's investment in 3CI now consists of 698,464 shares of common stock of 3CI, representing approximately 7.1% of the total outstanding shares of 3CI. In addition, the Company owns 226,939 warrants to purchase common stock of 3CI at an exercise price of $1.50 per share exercisable through April 2000. At September 30, 1998, the investment was carried at market value of $917,083, net of an unrealized loss of $650,629, in accordance with Statement of Financial Accounting Standards No. 115.

                       DESCRIPTION OF BUSINESS ACTIVITIES

      The Company develops, manufactures, sells and supports products designed for specialty retail marketers, including automated teller machines and related software (the "ATM" products); electronic cash security systems (the "Timed Access Cash Controller" or "TACC" products); and underground fuel storage monitoring and leak detection devices (the "Environmental Monitoring System" or "EMS" products). The following is a description of each product line manufactured by the Company:

      AUTOMATED TELLER MACHINE PRODUCTS

      The Company entered the ATM market in October 1992 with the introduction of the industry's first cash-dispensing ATM that utilized cost-effective, dial-up modem communications. This ATM product, known as AnyCard, gained rapid acceptance among customers in the market for low-cost ATM equipment built for the off-premise, or non-bank, market. Sales of the original AnyCard model accounted for approximately 30% of the Company's revenues from its introduction until the development of its successor, the AnyCard sc (single cassette) model.

      Sales of the single-cassette product commenced in November 1995 and comprised the majority of the Company's revenues until June 30, 1997, at which time the AnyCard td (tower design) model was introduced. The AnyCard td utilizes the same electronics and software platform as the AnyCard sc, but is housed in a newly designed cabinet and is offered in both single and multiple cassette models.

      Sales of the AnyCard tds (single cassette) and tdm (multiple cassette) models comprised the majority of the Company's revenues from their introduction through September 30, 1998. During the year ended
      September 30, 1998, the Company had sales of ATM products to two major customers that accounted for more than 10% of total sales in the amounts of $3,526,941 and $3,520,910.

      TIMED ACCESS CASH CONTROLLER PRODUCTS

      The Company's original product is its electronic cash controller known as TACC, which acts as both a drop safe and a cash dispenser. This product serves as a depository for cash which is stored in plastic tubes that can be retrieved at preprogrammed intervals. The TACC products have been instrumental in the reduction of losses due to crime in many segments of the retail industry, including convenience stores, retail gasoline, specialty retailers, hospitality and entertainment.

      Management believes its TACC products are highly regarded in the retail market and have become standard equipment in virtually all new construction by major convenience store operators and gasoline retailers. TACC products are in use in all 7-Eleven stores, as well as in more than 100,000 other locations in the United States and 30 other countries. Current models allow for a computer interface which can be used in conjunction with lottery and point-of-sale systems.

      Sales of TACC products comprised 19% of the Company's revenues for the year ended September 30, 1998.

      ENVIRONMENTAL MONITORING SYSTEM PRODUCTS

      The Company's EMS products are designed to provide leak detection and fuel management of underground petroleum storage tanks and their associated piping systems to petroleum retailers and other owners and operators of underground storage tanks. The EMS can print reports of requested data, verify fuel inventories, provide instant notification of alarm conditions such as leaks and monitor up to eight storage tanks simultaneously, providing a cost efficient method of monitoring fuel inventories. In addition, the EMS console has communication ports for interface with point-of-sale terminals, modems and computers.

      Sales of EMS products were less than 5% of total revenues in fiscal 1998, and management has terminated marketing of EMS products to shift focus to the ATM and TACC products. However, the Company will continue to supply products and service to existing EMS customers.

                            RESEARCH AND DEVELOPMENT

      To protect against product obsolescence by reason of emerging technologies and ensure development of the most advanced products possible, the Company has a continuing program of research and development. Management believes the Company has established an excellent record of product conception, design, development, field testing and commercial production through its twelve-person engineering department. The engineering staff works with internal sales, marketing and service groups to incorporate customer driven enhancements into Company products. The research and development budget for fiscal 1999 provides for approximately $1,800,000 to be spent in the enhancement of the ATM and TACC product lines. Total research and development expenditures were approximately $1,400,000, $1,200,000 and $1,030,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

                                  MANUFACTURING

      The Company manufactures and assembles its products, produces spare parts, and renovates or repairs its products at its facility in Carrollton, Texas. The assembly operations consist of configuring components received from various vendors with the Company's proprietary hardware and software. Upon completion of product assembly, the equipment undergoes functional testing and final quality assurance inspection. The Company normally fills and ships customer orders within 45 days of receipt, and therefore no significant backlog generally exists.

                               SALES AND MARKETING

      The Company markets its cash system products in the United States through Company controlled national accounts and a network of approximately 160 independent distributors and dealers operating in five marketing regions:
      Northeastern, Southeastern, Central, Southwestern and Western. There are approximately 130 distributors handling only ATM products, 60 handling only TACC products, and 20 marketing both products. The distributor network facilitates coverage of both large national accounts and diversified end-user groups.

      The Company markets its TACC products overseas through approximately 20 distributors. The international market lags the U.S. by several years with respect to cash management systems. The international market for petroleum and convenience stores is heavily influenced by the Company's traditional domestic customer base, allowing the Company and its international distributors to leverage and develop markets in many diverse geographical areas.

      At this time, the Company is distributing automated teller machines in Canada and is presently expanding its marketing efforts to include additional foreign countries in the future.

                                     SERVICE

      The Company coordinates a national service network of individual service dealers to provide electronic and mechanical support for all of its products in use. There are approximately 500 such service dealers for ATM and TACC products and 60 for EMS products. In addition, the Company has an agreement with NCR Corporation to provide comprehensive services, including first-line maintenance and field upgrades, to all of the Company's ATM customers in the United States.

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

                             PATENTS AND TRADEMARKS

      The Company owns two patents relating to each of its ATM products, TACC products and EMS products. The Company also owns the registered trademarks "AnyCard", "TACC", "Tidel Systems" and "TS and Design".

                                    LICENSES

      The Company grants various distributors a non-exclusive right and license, with the right to grant sublicenses, to use the names "Tidel" and "Tidel AnyCard", together with any associated trademarks, logos or insignias, for the limited purpose of marketing, selling and distributing the Company's products.

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

                                   COMPETITION

      Competition in the automated teller machine manufacturing business is substantial with Diebold, Incorporated and NCR Corporation dominating the marketplace. Direct competition to the Company in the fast growing, off-premises automated teller machine market consists of other companies such as Triton Systems, Inc., Fujitsu Corporation, and Siemens-Nixdorf. Management believes that the quality and value offered by its ATM product line allow it to compete effectively in the off-premise market.

      Direct competition to the Company in the domestic cash controller market comes principally from NKL Industries, McGunn Safe Company, Armor Safe Company and AutoVend.

                                    EMPLOYEES

      The Company employed 122 and 96 persons at September 30, 1998 and 1997, respectively. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationships with its employees to be satisfactory.


ITEM 2.  PROPERTIES

      The Company's principal executive offices are located in approximately 4,100 square feet at 5847 San Felipe, Suite 900, Houston, Texas 77057.

      The Company's subsidiaries occupy approximately 65,000 square feet of space in a one story brick building in Carrollton, Texas, under a lease expiring in January 2005. The facility houses the principal administrative offices and all manufacturing, testing, product design and research and development operations. The subsidiaries also lease approximately 10,000 square feet of warehouse space in Carrollton, Texas, under a month-to-month lease.

      At September 30, 1998, the Company owned tangible property and equipment costing approximately $2,840,000. Such amount is comprised primarily of manufacturing tools, manual and robotic welding equipment, computer equipment and systems, and two vehicles used in servicing and delivery functions.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on Wednesday, July 29, 1998, in Houston, Texas, the following proposals were adopted by the margins indicated:

      a) Election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                                           Number of Shares
                                                                   -----------------------------
                                                                       For            Withheld
                                                                   ----------         ----------
         James T. Rash........................................     12,208,496            72,600
         James L. Britton, III................................     12,211,996            69,100
         Jerrell G. Clay......................................     12,211,996            69,100
         Mark K. Levenick.....................................     12,211,996            69,100

      b) Ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998.

         For..................................................     12,222,976
         Against..............................................          4,100
         Abstentions..........................................         54,020


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

                                  MARKET PRICES

      The Company's common stock trades on the Nasdaq Stock Market under the symbol ATMS. The following table sets forth the quarterly high and low closing sales price for the Company's common stock for the two-year period ended September 30, 1998:

         Quarter Ended                                                 High             Low
         -------------                                              ----------         ------
         September 30, 1998...................................          3 1/2           1 1/2
         June 30, 1998........................................          3 1/2           2 9/16
         March 31, 1998.......................................          4               2 1/4
         December 31, 1997....................................          4 3/8           2 13/16

         September 30, 1997...................................          3 5/8           2 3/8
         June 30, 1997........................................          2 11/16         1 7/16
         March 31, 1997.......................................          2 1/2           1 11/16
         December 31, 1996....................................          2 1/2           1 5/8

                                    DIVIDENDS

      The Company has not paid any dividends in the past, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

                                     HOLDERS

      At September 30, 1998, 76% of the total 15,860,468 shares outstanding of the Company's common stock were held of record by central depository corporations and broker-dealers for the accounts of others; however, as far as the Company can determine, its common stock is owned by approximately 2,850 persons.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Report.

                                                                                 Year Ended September 30,
                                                             -------------------------------------------------------------
         SELECTED STATEMENT OF INCOME DATA: (1)                1998         1997         1996         1995          1994
                                                             --------     --------     --------     --------      --------
         Revenues ......................................     $ 33,608     $ 30,153     $ 20,111     $ 10,860      $ 13,256
         Income (loss) from continuing operations (2) ..        4,240        2,117        1,215       (3,418)         (824)
         Net income (loss) (2) (3) .....................        4,240        2,117        1,215       (3,418)        1,286

         Net income (loss) per share:
            Basic ......................................     $   0.27     $   0.15     $   0.10     $  (0.29)     $   0.12
            Weighted shares ............................       15,570       13,664       12,147       11,606        10,442

            Diluted ....................................     $   0.25     $   0.14     $   0.10     $  (0.29)     $   0.12
            Weighted shares ............................       16,897       15,414       13,630       11,742        10,537

                                                                                    Year Ended September 30,
                                                                  -------------------------------------------------------
         SELECTED BALANCE SHEET DATA: (1)                          1998        1997        1996        1995        1994
                                                                  -------     -------     -------     -------     -------
         Current assets .....................................     $20,966     $15,894     $ 9,815     $ 6,165     $ 5,534
         Current liabilities ................................       5,528       6,517       7,594       5,526       3,666
         Working capital ....................................      15,438       9,377       2,221         639       1,868
         Total assets .......................................      24,247      18,263      12,363       8,193      10,420
         Total short-term notes payable and long-term debt ..       5,363       4,603       4,769       2,654       2,149
         Shareholders' equity ...............................      13,484       8,092       4,129       2,027       5,354

                                                                                 Three Months Ended
                                      -------------------------------------------------------------------------------------------
         SELECTED QUARTERLY           Sep. 30     Jun. 30     Mar. 31     Dec. 31     Sep. 30     Jun. 30     Mar. 31     Dec. 31
         FINANCIAL DATA: (1)           1998        1998        1998        1997        1997        1997        1997        1996
                                      -------     -------     -------     -------     -------     -------     -------     -------
         Revenues ...............     $ 8,497     $ 9,935     $ 9,148     $ 6,028     $ 9,092     $ 8,002     $ 6,802     $ 6,256
         Gross profit ...........       2,768       3,755       3,458       2,199       3,180       3,010       2,290       2,215
         Net income (2) .........         948       1,536       1,468         288         432         767         513         405

         Net income per share:
            Basic ...............     $  0.06     $  0.10     $  0.09     $  0.02     $  0.03     $  0.05     $  0.04     $  0.03
            Weighted shares .....      15,803      15,650      15,553      15,274      14,764      14,633      12,820      12,429

            Diluted (4) .........     $  0.06     $  0.09     $  0.09     $  0.02     $  0.03     $  0.05     $  0.04     $  0.03
            Weighted shares .....      16,784      17,159      17,046      17,173      16,895      16,387      15,205      15,300


(1)   All amounts are in thousands, except per share dollar amounts.

(2) Included in 1998 income from continuing operations and resulting net income is a deferred tax benefit in the amount of $947,000 relating to a decrease of the valuation allowance on deferred tax assets.

(3) Included in 1994 net income is a gain of $2,230,000 on the disposal of 3CI, and a loss of $120,000 from discontinued operations of 3CI.

(4) The sum of the quarterly amounts of diluted earnings per share is not equivalent to the diluted earnings per share for the entire fiscal year due to variations in the stock prices utilized in the calculations at the end of each period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      OVERVIEW

      The Company's revenues and earnings for the years ended September 30, 1998 and 1997 increased compared to previous years. Revenues were $33,608,000 in fiscal 1998, representing an increase of $3,455,000, or 11%, from fiscal 1997 and $13,497,000, or 67%, from fiscal 1996. Net income for the year was $4,240,000 as compared to $2,117,000 in fiscal 1997 and $1,215,000 in fiscal 1996.

      The significant sales growth was primarily due to the continued strong demand for the Company's ATM products. The gross profit from these sales, together with efficiencies in cost management, were primary factors in the overall improvement in net income.

      PRODUCT REVENUES

      A breakdown of net sales by individual product line is provided in the following table:

                                                       (dollars in 000's)
                                                 -------------------------------
                                                   1998        1997        1996
                                                 -------     -------     -------
             ATM                                 $22,971     $21,000     $11,508
             TACC                                  6,477       5,783       5,639
             EMS                                   1,355         967         954
             Parts, service and other              2,805       2,403       2,010
                                                 -------     -------     -------
                                                 $33,608     $30,153     $20,111
                                                 =======     =======     =======

      ATM sales have steadily increased since the introduction of the single-cassette model in November 1995 as an alternative to the tube-type model of automated teller machine.

      TACC sales have increased gradually during the three-year period as sales efforts in domestic markets have intensified.

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

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                  (dollars in 000's)
                                                            -------------------------------
                                                              1998        1997        1996
                                                            -------     -------     -------
                    Gross profit                            $12,180     $10,695     $ 7,295
                    Selling, general and administrative       7,366       7,628       5,355
                    Depreciation and amortization               489         474         342
                    Operating income                          4,325       2,590       1,598
                    Interest expense                            392         473         383
                    Income before taxes                       3,933       2,117       1,215
                    Income tax benefit                          307          --          --
                    Net income                                4,240       2,117       1,215

      Gross profit on product sales increased $1,485,000 and $4,885,000 from 1997 and 1996, respectively, to $12,180,000 in 1998. The gross margin in 1998 was 36.2% of product sales, compared to 35.5% in 1997 and 36.3% in 1996. The slight decrease in 1997 compared to 1996 resulted from a decline in average sales prices for ATM products of $600. In 1998, the average sales prices for ATM products decreased an additional $586, but the gross margin was actually improved as a result of engineering efficiencies and other cost reduction efforts.

      Selling, general and administrative expenses of $7,366,000 or 21.9% of sales in 1998 represented a decrease from the 1997 and 1996 levels of 25.3% and 26.6%, respectively. The overall decline relates to increased sales volumes and cost reduction efforts.

      Depreciation and amortization was $489,000, $474,000, and $342,000 for the years ended September 30, 1998, 1997 and 1996. The increase in 1998 compared to 1997 and 1996 related to additions of property, plant and equipment.

      Interest expense increased from $383,000 in 1996 to $473,000 in 1997, as a result of increased borrowings to finance increases in accounts receivable and inventories associated with the significant growth in revenues. Interest expense decreased to $392,000 in 1998 due to the lower cost of borrowing resulting from the Company's new revolving credit facility.

      Income tax benefit in 1998 was attributable to a fourth quarter reduction in valuation allowance estimates to reflect the probable utilization of the Company's remaining deferred tax assets. This resulted in the recognition of a deferred income tax benefit of $947,000 which, when netted with current tax expense of $640,000, resulted in a net income tax benefit of $307,000.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of September 30, 1998, 1997 and 1996:

                                                              (dollars in 000's)
                                               -----------------------------------------
                                                 1998              1997           1996
                                               --------          --------       --------
                  Working capital              $ 15,438          $  9,377       $  2,221
                  Total assets                   24,247            18,263         12,363
                  Shareholders' equity           13,484             8,092          4,129

      The improvement in working capital is principally due to increased accounts receivable and inventories incidental to the increase in revenues, and the replacement of a short-term note payable with a long-term credit facility. In 1998, the Company amended its existing credit agreement with a bank, providing for borrowings up to $7,000,000 at the prime rate, with certain LIBOR alternatives, until May 31, 2000. At September 30, 1998, $4,754,604 was outstanding pursuant to the revolving credit agreement. See Note 8 of Notes to Consolidated Financial Statements for a description of outstanding debt and maturities.

      The Company continues to own 698,464 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 680,818 shares are pledged to secure an outstanding note payable in the principal amount of $608,000.

      The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. As of September 30, 1998, the Company had outstanding warrants to purchase 1,398,192 shares of common stock at exercise prices ranging from $.50 to $1.25 per share, which expire various dates through June 2000, and if exercised would generate proceeds to the Company of approximately $1,200,000.

      The Company's research and development budget for fiscal 1999 has been estimated at $1,800,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $1,400,000, $1,200,000, and $1,030,000 for the years ended September 30,
      1998, 1997 and 1996, respectively.

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

      SEASONALITY

      The Company can experience seasonal variances in its operations and historically has its lowest dollar volume sales months between November and February. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, the company's owners. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact; if any, SFAS 133 will have on its financial position or results of operations, and plans to adopt this standard during the year ending September 30, 2000.

      THE YEAR 2000 ISSUE

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in system failures or miscalculations causing disruptions in the operations of the Company, including, but not limited to, a temporary inability to process or transmit data or engage in normal business activities.

      The Company relies on information technology systems ("IT Systems"), primarily composed of computer hardware and software, and on non-information technology ("Non-IT Systems"), primarily composed of embedded microprocessors, to operate its business. The Company uses IT Systems in the design, development and production of its products, as well as in its internal operations such as manufacturing, accounting, billing, sales and service. In addition, IT Systems are used to operate the Company's web site and e-mail systems. The Company uses Non-IT Systems, primarily microprocessors, in the design, development and production of its products, as well as in equipment used in manufacturing and internal operations, such as telephone equipment. The Company also relies on utilities, such as telecommunications and power.

      The Company has defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. To determine the Company's state of readiness, management has conducted an initial evaluation of the Company's current computer systems, software and embedded technologies to identify those that could be affected by the Year 2000 Issue. The evaluation, which was focused on the Company's products and most critical internal operating functions, revealed that the Company's accounting and manufacturing software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Fortunately, the identified programs are "off-the-shelf" products with Year 2000 compliant versions now available. The Company expects to complete these program upgrades, and evaluation of its least critical internal operating functions, during the quarter ending March 31, 1999.

      The Company has determined that there should be no Year 2000 Issues for TACC products already sold. The Company has determined that there should be no Year 2000 Issues for EMS products sold since June 5, 1991. EMS products sold prior to June 5, 1991, were manufactured by a predecessor and have not been tested by the Company. In addition, certain EMS 3000 products contain hardware manufactured by a third party. This third party component equipment has not been tested by the Company. While none of the predecessor EMS products or EMS products containing third party component equipment are still under warranty by the Company, customer problems, if any, will be addressed as incurred.

      The Company has tested the hardware and software platforms for its ATM products already sold, excluding the Company's initial AnyCard tube-type model ATM. The discontinued tube-type model ATM contains a point-of-sale interface manufactured by a third party. In addition, this model is dependent on a certain third party host processor for its date and time information during a transaction. Neither the point-of-sale interface nor the systems of the third party host processor have been tested by the Company. The Company believes, however, that there are less than 1,500 tube-type models still in service. The Company will attempt to notify customers about the point-of-sale interface and dependence on the third party processor, and customer problems, if any, will be addressed as incurred.

      While the Company has tested the hardware and software platforms for its ATM products, these products are dependent on data that is transmitted to the product during use. This information is transmitted from financial institutions via a system of private and shared computer networks. While the federal government has instituted strict Year 2000 compliance guidelines and remediation timetables for financial institutions, there can be no assurance that the systems of financial institutions, as well as the systems of the various private and shared computer networks will be timely converted and that the Company's ATM products will be able to conduct transactions in a normal manner, if at all.

      As part of the Company's Year 2000 readiness efforts, the Company has begun contacting it significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. The Company expects to complete its survey of those third parties' Year 2000 compliance by June 30, 1999. There can be no assurance, however, that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

      Expenditures in fiscal 1998 for the Year 2000 Issue amounted to less than $35,000. Management expects that completion of its Year 2000 readiness efforts may result in additional expenditures of approximately $25,000 but that such amount may increase if the Company must address a significant amount of problems relating to its tube-type model ATM or for the reasons described below.

      The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations including, among other things, a temporary inability to process accounting transactions, or engage in similar normal business activities.

      Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 readiness efforts will adequately address the Company's internal Year 2000 Issues, until the Company receives responses from a more significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issues remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

      Readiness efforts are currently on schedule and the Company plans to have the major Year 2000 Issues resolved by June 30, 1999. At such time, an outside consultant will be retained to verify and validate all Year 2000 compliance. In the event readiness efforts should fall behind schedule, the Company will develop and implement a contingency plan by March 31, 1999.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 1999, there would be no material impact on the Company's consolidated results of operations or financial position.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The table below gives certain information regarding each director and each executive officer of the Company serving at September 30, 1998. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers.

         Name                       Age              Position
         ----                       ---              --------
         James T. Rash              58       Chairman, Chief Executive and Financial Officer,
                                             and Director

         Mark K. Levenick           39       Chief Operating Officer,
                                             President of the operating subsidiaries,
                                             and Director

         Michael F. Hudson          46       Executive Vice President

         James L. Britton, III      63       Director

         Jerrell G. Clay            57       Director

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

      Michael F. Hudson has served as Executive Vice President of the Company's wholly owned subsidiary since September 1993 and of the Company since July 1997. Prior to joining the Company, Mr. Hudson held various positions with the Southland Corporation and its affiliates for more than 18 years, concluding as President and Chief Executive Officer of MoneyQuick, a large non-bank ATM network. Mr. Hudson is a recognized authority in the ATM industry.

      James L. Britton, III, a director since December 1990, has for more than the past 5 years managed his own investments. Mr. Britton earned a Bachelor of Business Administration degree from the University of Texas at Austin.

      Jerrell G. Clay, a director since December 1990, has for more than the preceding 5 years been the President of III Mark Financial, Inc., an independent marketing company designed to supply products and services to life insurance and equity sales organizations, and one of its predecessors. Mr. Clay is also a member of the Management Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the amount of all cash and other compensation paid by the Company for services rendered during the fiscal years ended September 30, 1998, 1997 and 1996 to Messrs. Rash, Levenick and Hudson [such individuals being all of the Company's executive officers, as such term is defined in Item 402 of Regulation S-K, whose compensation exceeded $100,000]:

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                       Annual Compensation          Compensation
      Name and Principal              ------------------------------------------    -------------
            Position                  Year            Salary             Bonus       Options (1)
      -----------------------         ----          ----------        ----------    -------------
      James T. Rash                   1998          $  182,292        $    --            --
      Chief Executive and             1997          $  182,292        $    --            --
      Financial Officer               1996          $  182,292        $    --            --

      Mark K. Levenick                1998          $  195,000        $   97,500         --
      Chief Operating Officer         1997          $  193,962        $   97,500       100,000
                                      1996          $  150,000        $   90,000         --

      Michael F. Hudson               1998          $  125,000        $   62,500         --
      Executive Vice President        1997          $  124,538        $   62,500        67,000
                                      1996          $  105,808        $   63,000         --

      No options were granted to or exercised by executive officers pursuant to the Company's 1997 Long-Term Incentive Plan and 1989 Stock Option Plan during the year ended September 30, 1998.

      The following table provides the number of options exercisable by the respective optionees and the respective valuations at September 30, 1998:

                     OPTIONS EXERCISABLE AND RELATED VALUES
                               SEPTEMBER 30, 1998

                                                 Number of                       Value of Unexercised
                                                Unexercised                         in-the-Money
                                                 Options at                           Options at
                                             September 30, 1998                    September 30, 1998
                                                 (Shares)                                (  $  )
                                                 --------                              ----------
             Name                       Exercisable    Unexercisable          Exercisable      Unexercisable
             ----                       -----------    -------------          -----------      -------------
         James T. Rash                     80,000           --                $   --           $    --
         Mark K. Levenick                 100,000          100,000                26,598            --
         Michael F. Hudson                 50,000           67,000                20,338            --

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
              AMONG TIDEL TECHNOLOGIES, INC., PEER GROUP INDEX AND
                               NASDAQ MARKET INDEX

                                                                    September 30,
                                       ----------------------------------------------------------------------
                                        1994(1)          1995           1996           1997             1998
                                       --------        --------       --------       --------         -------
         Tidel Technologies, Inc.      $  56.67        $  56.67       $ 116.67       $ 193.33         $ 83.33
         Peer group (2)                  125.68          157.58         131.39         151.13          128.07
         NASDAQ Market Index             105.82          128.48         150.00         203.88          211.88

   (1) Assumes $100 invested on September 30, 1993 and no dividends paid in any year thereafter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 1, 1998, the number of shares of common stock beneficially owned by (i) the only persons known to the Company to be the beneficial owners of more than 5% of its voting securities and (ii) each director individually and by the directors and officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                                    Name and                           Amount and
                                    Address of                         Nature of                     Percent
         Title of                   Beneficial                         Beneficial                       of
          Class                       Owner                            Ownership                     Class (1)
         --------                   ----------                         ----------                    ---------
         Common Stock               Alliance Developments               1,437,362                        9.0%
                                    One Yorkdale Road
                                    Suite 510
                                    North York, Ontario
                                    M6A 3A1

         Common Stock               James L. Britton, III                 813,500(2)                     5.1%
                                    3272 Westheimer, #3
                                    Houston, Texas 77098

         Common Stock               James T. Rash                         630,000(3)                     3.9%
                                    5847 San Felipe, Suite 900
                                    Houston, Texas 77057

         Common Stock               Jerrell G. Clay                       316,605(2)                     2.0%
                                    5847 San Felipe, Suite 900
                                    Houston, Texas 77057

                                    Name and                           Amount and
                                    Address of                         Nature of                     Percent
         Title of                   Beneficial                         Beneficial                       of
          Class                       Owner                            Ownership                     Class (1)
         --------                   ----------                         ----------                    ---------
         Common Stock               Mark K. Levenick                   300,000(4)                         1.9%
                                    2310 McDaniel Dr.
                                    Carrollton, Texas 75006

         Common Stock               Michael F. Hudson                   50,000(5)                         0.3%
                                    2310 McDaniel Dr.
                                    Carrollton, Texas 75006

         Common Stock               Directors and Officers           2,110,105(6)                        12.8%
                                    as a group (5 persons)

  (1)   Based upon 15,910,468 shares outstanding as of December 1, 1998.

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

  (4) Includes 200,000 shares which could be acquired within 60 days upon exercise of outstanding warrants and options at exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $0.875 per share as to 25,000 shares, (iii) $1.00 as to 50,000 shares, (iv) $1.25 per share as to 20,000 shares, (v) $1.4375 per share as to 20,000 shares, and (vi) $1.75 per share as to 30,000 shares.

  (5) Consists of 50,000 shares which could be acquired within 60 days upon exercise prices of (i) $0.875 per share as to 25,000 shares and (ii) $1.4375 per share as to 25,000 shares.

  (6) Includes the 100,000 shares for each of the two individuals referred to in Note (2) above, the 180,000 shares referred to in Note (3) above, the 200,000 shares referred to in Note (5) above, and the 50,000 shares referred to in Note (6) above obtainable upon exercise of outstanding warrants and options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time, the Company provides certain administrative and clerical services to three entities with whom James T. Rash, Chairman, and Jerrell G. Clay, Director, have an affiliation. Fees earned by the Company for these services totaled $42,000 for the year ended September 30, 1998. Amounts due to the Company from these entities totaled $234,100 at September 30, 1998.

      On March 30, 1997, the Company received notes with an aggregate principal balance of $743,000 in connection with the exercise of warrants to purchase common stock by James T. Rash, James L. Britton, III, Jerrell G. Clay and Mark K. Levenick, all directors of the Company. As of September 30,1998, $382,063 was outstanding pursuant to the notes. These notes are due March 31, 1999, bear interest at 10% and are secured by 500,000 shares of the Company's common stock issued thereunder.

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

                               REPORTS ON FORM 8-K

      The Company filed no report on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIDEL TECHNOLOGIES, INC.
                                      (Company)


January 11, 1999                      /s/ JAMES T. RASH
                                      ------------------------------------------
                                      James T. Rash
                                      President and Principal Executive Officer

                                      /s/ JAMES T. RASH
                                      ------------------------------------------
                                      James T. Rash
                                      Principal Financial and Accounting Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                           TITLE                                    DATE
---------                                           -----                                    ----
/s/ JAMES T. RASH                                 Director                              January 11, 1999
---------------------------------
James T. Rash

/s/ JAMES L. BRITTON, III                         Director                              January 11, 1999
---------------------------------
James L. Britton, III

/s/ JERRELL G. CLAY                               Director                              January 11, 1999
---------------------------------
Jerrell G. Clay

/s/ MARK K. LEVENICK                              Director                              January 11, 1999
---------------------------------
Mark K. Levenick

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                          PAGE
                                                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS OF TIDEL TECHNOLOGIES, INC.
         AND SUBSIDIARIES

         Independent Auditors' Report                                                                     F-2

         Consolidated Balance Sheets - September 30, 1998 and 1997                                        F-3

         Consolidated Statements of Income for the years ended
                  September 30, 1998, 1997 and 1996                                                       F-4

         Consolidated Statements of Shareholders' Equity for the years
                  ended September 30, 1998, 1997 and 1996                                                 F-5

         Consolidated Statements of Cash Flows for the years ended
                  September 30, 1998, 1997 and 1996                                                       F-6

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                 KPMG PEAT MARWICK LLP




Houston, Texas
November 25, 1998

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       SEPTEMBER 30,
                                                             ------------------------------
                              ASSETS                             1998              1997
                                                             ------------      ------------
Current Assets:
    Cash and cash equivalents                                $  1,400,148      $  1,549,331
    Trade accounts receivable, net of allowance of
        $693,613 and $750,347, respectively                    10,246,075         8,732,080
    Notes and other receivables                                 1,174,055           852,514
    Inventories                                                 6,705,756         4,208,360
    Deferred tax assets                                         1,058,692           318,810
    Prepaid expenses and other                                    381,528           233,273
                                                             ------------      ------------
            Total current assets                               20,966,254        15,894,368

Investment in 3CI, at market value                                917,083           553,505

Property, plant and equipment, at cost                          2,843,723         2,126,726
    Accumulated depreciation                                   (1,550,387)       (1,189,409)
                                                             ------------      ------------
        Net property, plant and equipment                       1,293,336           937,317

Intangible assets, net of accumulated amortization of
    $813,190 and $692,814, respectively                           797,032           801,023
Deferred tax asset                                                207,575                --
Other assets                                                       65,361            77,238
                                                             ------------      ------------
        Total assets                                         $ 24,246,641      $ 18,263,451
                                                             ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt
        and short-term notes payable                         $    128,000      $    948,697
    Accounts payable                                            3,014,278         3,239,412
    Accrued liabilities                                         2,385,929         2,328,917
                                                             ------------      ------------
        Total current liabilities                               5,528,207         6,517,026

Long-term debt                                                  5,234,604         3,654,604
                                                             ------------      ------------
        Total liabilities                                      10,762,811        10,171,630
                                                             ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 15,860,468 and
        14,851,050 shares, respectively                           158,605           148,511
    Additional paid-in capital                                 14,144,553        13,387,412
    Retained earnings (accumulated deficit)                       213,364        (4,026,262)
    Stock subscriptions receivable                               (382,063)         (424,437)
    Unrealized loss on investment in 3CI                         (650,629)         (993,403)
                                                             ------------      ------------
        Total shareholders' equity                             13,483,830         8,091,821
                                                             ------------      ------------
        Total liabilities and shareholders' equity           $ 24,246,641      $ 18,263,451
                                                             ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                 YEAR ENDED SEPTEMBER 30,
                                        -------------------------------------------
                                           1998            1997            1996
                                        -----------     -----------     -----------
Revenues                                $33,607,533     $30,152,873     $20,111,249
Cost of sales                            21,427,255      19,458,044      12,816,453
                                        -----------     -----------     -----------
    Gross profit                         12,180,278      10,694,829       7,294,796

Selling, general and administrative       7,366,444       7,630,782       5,355,426
Depreciation and amortization               489,201         474,274         341,561
                                        -----------     -----------     -----------
    Operating income                      4,324,633       2,589,773       1,597,809

Interest expense, net                       392,258         472,553         382,691
                                        -----------     -----------     -----------
Income before taxes                       3,932,375       2,117,220       1,215,118

Income tax benefit                          307,251              --              --
                                        -----------     -----------     -----------
Net income                              $ 4,239,626     $ 2,117,220     $ 1,215,118
                                        ===========     ===========     ===========


Basic earnings per share:
    Net income                          $      0.27     $      0.15     $      0.10
                                        ===========     ===========     ===========
    Weighted average common shares
        outstanding                      15,569,849      13,663,819      12,146,940
                                        ===========     ===========     ===========

Diluted earnings per share:
    Net income                          $      0.25     $      0.14     $      0.10
                                        ===========     ===========     ===========
    Weighted average common and
        dilutive shares outstanding      16,896,688      15,414,309      13,629,670
                                        ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                   RETAINED
                                    SHARES                         ADDITIONAL      EARNINGS                             TOTAL
                                   ISSUED AND        COMMON         PAID-IN      (ACCUMULATED                       SHAREHOLDERS'
                                  OUTSTANDING        STOCK          CAPITAL         DEFICIT)          OTHER            EQUITY
                                  ------------    ------------    ------------    ------------     ------------     ------------
Balance, October 1, 1995            11,882,404    $    118,824    $ 10,473,173    $ (7,358,600)    $ (1,206,499)    $  2,026,898

Conversion of note payable
   to common stock                     300,000           3,000         147,000              --               --          150,000
Exercise of warrants                   215,000           2,150         159,100              --               --          161,250
Issuance of warrants                        --              --          22,000              --               --           22,000
Net income                                  --              --              --       1,215,118               --        1,215,118
Unrealized gain on
   investment in 3CI                        --              --              --              --          553,505          553,505
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance, September 30, 1996         12,397,404         123,974      10,801,273      (6,143,482)        (652,994)       4,128,771

Conversion of note payable
   to common stock                     120,000           1,200          58,800              --               --           60,000
Exercise of warrants, net of
   registration costs                2,333,646          23,337       2,524,087              --               --        2,547,424
Issuance of warrants                        --              --           3,252              --               --            3,252
Net income                                  --              --              --       2,117,220               --        2,117,220
Stock subscriptions receivable              --              --              --              --         (424,437)        (424,437)
Unrealized loss on
   investment in 3CI                        --              --              --              --         (340,409)        (340,409)
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance, September 30, 1997         14,851,050         148,511      13,387,412      (4,026,262)      (1,417,840)       8,091,821

Exercise of warrants                 1,009,418          10,094         757,141              --               --          767,235
Net income                                  --              --              --       4,239,626               --        4,239,626
Payments of stock
   subscriptions receivable                 --              --              --              --           42,374           42,374
Unrealized gain on
   investment in 3CI                        --              --              --              --          342,774          342,774
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance, September 30, 1998         15,860,468    $    158,605    $ 14,144,553    $    213,364     $ (1,032,692)    $ 13,483,830
                                  ============    ============    ============    ============     ============     ============




See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------------
                                                                   1998            1997            1996
                                                                -----------     -----------     -----------
Cash flows from operating activities:
    Net income                                                  $ 4,239,626     $ 2,117,220     $ 1,215,118
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                               489,201         474,274         341,561
        (Gain) loss on sale of property, plant and equipment           (400)         28,283          (1,214)
        Deferred tax benefit                                       (947,457)       (318,810)             --
        Changes in assets and liabilities:
            Trade accounts receivable, net                       (1,513,995)     (3,497,773)     (4,372,709)
            Notes and other receivables                            (640,104)       (116,278)      2,300,000
            Inventories                                          (2,497,396)       (866,874)     (1,145,421)
            Prepaids and other assets                              (136,378)        (36,875)        (39,661)
            Accounts payable and accrued liabilities               (168,122)      2,102,843         (38,298)
                                                                -----------     -----------     -----------
        Net cash used in operating activities                    (1,175,025)       (113,990)     (1,740,624)
                                                                -----------     -----------     -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                     (724,844)       (660,928)       (352,651)
    Proceeds from sale of property, plant and equipment                 400          40,050           1,800
    Increase in intangible assets                                  (116,385)             --              --
    Increase in investment in 3CI                                   (20,804)             --              --
                                                                -----------     -----------     -----------
        Net cash used in investing activities                      (861,633)       (620,878)       (350,851)
                                                                -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                       1,740,000       4,549,604       3,528,211
    Repayments of notes payable                                    (980,697)     (4,616,439)     (1,263,643)
    Proceeds from exercise of warrants                              767,235       1,765,674         161,250
    Proceeds from issuance of warrants                                   --           3,252          14,000
    Payments of stock subscription notes                            360,937              --              --
                                                                -----------     -----------     -----------
        Net cash provided by financing activities                 1,887,475       1,702,091       2,439,818
                                                                -----------     -----------     -----------
        Net (decrease) increase in cash and cash equivalents       (149,183)        967,223         348,343

Cash and cash equivalents at beginning of period                  1,549,331         582,108         233,765
                                                                -----------     -----------     -----------
Cash and cash equivalents at end of period                      $ 1,400,148     $ 1,549,331     $   582,108
                                                                ===========     ===========     ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   462,297     $   547,069     $   356,571
                                                                ===========     ===========     ===========
    Cash paid for taxes, net of refunds receivable              $   451,182     $    92,470     $        --
                                                                ===========     ===========     ===========

Supplemental disclosure of noncash financing activities:
    Notes received for warrant conversions                      $        --     $   743,000     $        --
                                                                ===========     ===========     ===========
    Conversion of note payable to common stock                  $        --     $    60,000     $   150,000
                                                                ===========     ===========     ===========
    Noncash exercise of warrants                                $        --     $    38,750     $        --
                                                                ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Tidel Technologies, Inc. (the "Company") is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines and related software, electronic cash security systems, and underground fuel storage monitoring and leak detection devices.

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

IMPAIRMENT OF LONG-LIVED ASSETS

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs charged to expense approximated $1,400,000, $1,200,000 and $1,030,000 for the years ended September 30, 1998, 1997 and 1996.

FEDERAL INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in determining income or loss in the period that includes the enactment date.

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

NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was adopted by the Company during the year ended September 30, 1998. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from options, warrants and convertible securities.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", provided that expanded footnote disclosure is presented. The Company has not adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, but has provided the pro forma disclosure required therein.

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

During the year ended September 30, 1998, the Company had sales to two major customers that accounted for more than 10% of sales in the amounts of $3,526,941 and $3,520,910. During the year ended September 30, 1997, the Company had such sales to one major customer in the amount of $3,970,227. None of the Company's sales to customers accounted for more than 10% of sales during the year ended September 30, 1996.

Foreign sales accounted for 4%, 5% and 7% of the Company's total sales during the years ended September 30, 1998, 1997 and 1996, respectively. Foreign sales are transacted in U.S. dollars.


(3)      NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following at September 30, 1998 and 1997:

                                                                    1998              1997
                                                                -------------     -------------
         Federal income tax refunds...........................  $     621,049     $     --
         Stock subscription notes.............................        --                318,563
         Non-trade notes and accounts.........................        553,006           533,951
                                                                -------------     -------------
                                                                 $  1,174,055     $     852,514
                                                                 ============     =============

In connection with the exercise of warrants to purchase common stock by certain directors on March 30, 1997, the Company received promissory notes with an aggregate principal balance of $743,000. During the year ended September 30, 1998, the Company received payments on these notes totaling $360,937, of which, $42,374 had previously been recorded as stock subscriptions receivable and included as a separate component of shareholders' equity. The notes are due March 31, 1999, bear interest at an annual rate of 10%, and are secured by 500,000 shares of the Company's common stock issued thereunder. At September 30, 1998, the notes had an aggregate balance of $382,063 which has been recorded as stock subscriptions receivable and included as a separate component of shareholders' equity.


(4)      INVENTORIES

Inventories consisted of the following at September 30, 1998 and 1997:

                                                      1998             1997
                                                   -----------      -----------
         Raw materials .......................     $ 3,993,447      $ 3,635,349
         Work in process .....................         484,884          379,708
         Finished goods ......................       2,542,177          492,636
         Other ...............................         180,248          212,667
                                                   -----------      -----------
                                                     7,200,756        4,720,360
         Inventory reserve ...................        (495,000)        (512,000)
                                                   -----------      -----------
                                                   $ 6,705,756      $ 4,208,360
                                                   ===========      ===========

(5)      INVESTMENT IN 3CI

The Company owned 698,464 and 680,818 shares of 3CI common stock at September 30, 1998 and 1997, respectively. The shares had a market value of $917,083 and $553,505 at September 1998 and 1997, respectively. In accordance with the provisions of SFAS No. 115, the Company recorded an unrealized gain of $342,774 and an unrealized loss of $340,409 as separate components of shareholders' equity at September 30, 1998 and 1997.

During the year ended September 30, 1998, the Company received 17,646 additional shares of 3CI common stock, together with 226,939 warrants to purchase 3CI common stock at $1.50 per share, as its pro rata portion of a settlement of the Texas class-action litigation against the former majority shareholder of 3CI. The Company's pro rata portion of the legal fees in connection with the settlement in the amount of $20,805 has been capitalized and included in Investment in 3CI as the cost basis in the additional shares of stock and warrants.


(6)      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 1998 and 1997:

                                                                    1998             1997            Useful Life
                                                              ---------------- ----------------    -------------
         Machinery and equipment..............................   $  1,342,038     $     991,370      2 - 10 years
         Computer equipment and systems.......................        967,857           734,513      3 - 7  years
         Furniture, fixtures and other improvements...........        533,828           400,843      3 - 5  years
                                                                -------------     -------------
                                                                 $  2,843,723      $  2,126,726
                                                                 ============      ============

Depreciation expense was $368,825, $327,661 and $198,819 for the years ended September 30, 1998, 1997 and 1996, respectively. Repairs and maintenance expense was $56,330, $95,338 and $41,999 for the years ended September 30, 1998, 1997 and 1996, respectively.

(7)      INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 1998 and 1997:

                                                         1998            1997
                                                      ---------       ---------
         Electronic cash security systems:
            Software ...........................      $ 350,000       $ 350,000
            Proprietary technology .............        417,000         417,000
         Other technology ......................        259,998         143,613
         Goodwill ..............................        583,224         583,224
         Accumulated amortization ..............       (813,190)       (692,814)
                                                      ---------       ---------
                                                      $ 797,032       $ 801,023
                                                      =========       =========

(8)      SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable consisted of the following at September 30, 1998 and 1997:

                                                                 1998             1997
                                                             ------------     ------------
         Current maturities of long-term debt ..........     $    128,000     $         --
         Promissory note due May 31, 1998, interest
            payable quarterly at 12%, secured by 480,818
            shares of 3CI common stock .................
            Paid May 28, 1998 ..........................               --          400,000
         Unsecured promissory notes due May 31, 1998,
            interest payable quarterly at 12%.  Paid
            May 28, 1998 ...............................               --          540,000
         Other .........................................               --            8,697
                                                             ------------     ------------
                                                             $    128,000     $    948,697
                                                             ============     ============

Long-term debt consisted of the following at September 30, 1998 and 1997:

                                                                    1998             1997
                                                                 -----------      -----------
         Revolving credit note payable to bank, due
            May 31, 2000, interest payable monthly
            at prime (8.5% at September 30, 1998 and
            1997). Secured by the assets of Tidel
            Engineering, Inc. ..............................     $ 4,754,604      $ 3,654,604
         Term note payable to bank, payable in quarterly
            installments of $32,000 plus accrued interest
            at 8.4% through May 31, 2003, secured by
            680,818 shares of 3CI stock ....................         608,000               --
                                                                 -----------      -----------
         Total long-term debt ..............................       5,362,604        3,654,604
         Less: current maturities ..........................        (128,000)              --
                                                                 -----------      -----------
         Long-term debt, less current maturities ...........     $ 5,234,604      $ 3,654,604
                                                                 ===========      ===========

During the year ended September 30, 1998, the Company amended its existing credit agreement with a bank. The amendment increased the borrowing limit to $7,000,000 under the existing revolving credit note and extended its maturity to May 31, 2000. Borrowings under the revolving credit note are at the prime rate, with certain LIBOR alternatives, and are secured by substantially all of the assets of the Company's subsidiary, Tidel Engineering, Inc. Further, the amendment provided for a term note in the amount of

$640,000, the proceeds of which were utilized to repay existing short-term notes payable. The term note, secured by 680,818 shares of 3CI common stock, is payable in quarterly installments of $32,000 together with accrued interest at 8.4% through May 31, 2003. The amended credit agreement, applicable to both borrowings, includes covenants which among other things, require the maintenance of specified financial ratios, restrict payments of dividends and limit the amount of capital expenditures. The Company was not in compliance with the covenants of the amended credit agreement limiting the amount of capital expenditures for the year ended September 30, 1998, and subsequently obtained a waiver from the bank for this period.


(9)      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 1998 and 1997:

                                                          1998           1997
                                                       ----------     ----------
         Wages and related benefits ..............     $  758,745     $  732,035
         Reserved for warranty charges ...........        612,525        422,924
         Commissions .............................             --        350,726
         Taxes, other than Federal income:
               State franchise ...................        428,307         34,740
               Sales and use .....................        180,657        156,956
               Ad valorem ........................        150,807         98,334
         Other ...................................        254,888        533,202
                                                       ----------     ----------
                                                       $2,385,929     $2,328,917
                                                       ==========     ==========

(10)     WARRANTS

The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's then outstanding warrants was declared effective on January 29, 1997. The warrants related to grants made in connection with debt and equity issues, acquisitions, directors' remuneration and various services rendered. From the effective date through September 30, 1998, warrants to purchase 3,343,064 shares have been exercised generating proceeds to the Company of $3,314,659, net of registration costs of $109,982, and warrants to purchase 791,244 shares have expired unexercised. During the year ended September 30, 1998, 1,009,418 warrants were exercised generating proceeds of $767,235, and 30,000 warrants expired unexercised.

At September 30, 1998, the Company had outstanding warrants to purchase 1,383,192 shares of common stock which expire at various dates through June 2000. The warrants have exercise prices ranging from $0.50 to $1.25 per share and, if exercised would generate proceeds to the Company of approximately $1,200,000.


(11)     EMPLOYEE STOCK OPTION PLANS

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

At September 30, 1998, there were 698,700 and 32,139 additional shares available for grant under the 1997 Plan and the 1989 Plan, respectively. The weighted-average fair value per share of stock options granted during 1998 and 1997 was $1.39 and $1.98, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 5.62%, expected life of 4 years, expected volatility of 75.66%, and an expected dividend yield of 0% for the 1998 granted options, and a risk-free interest rate of 6.49%, expected life of 4 years, expected volatility of 118.05%, and an expected dividend yield of 0% for the 1997 granted options.

The Company applied APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated as follows:

                                                                     1998              1997               1996
                                                                 ------------      ------------      ------------
         Net income:
            As reported.......................................   $  4,239,626      $  2,117,220      $  1.215,118
            Pro forma.........................................      4,087,605         1,963,959         1,206,051

         Basic earnings per share:
            As reported.......................................           0.27              0.15              0.10
            Pro forma.........................................           0.26              0.14              0.10

At September 30, 1998 and 1997, the range of exercise prices was $0.69 to $2.50, and the weighted-average remaining contractual life of the outstanding options was 6.7 and 7.7 years, respectively. Stock option activity during the periods indicated was as follows:

                                                                  Number of      Weighted average
                                                                    shares       exercise price
                                                                -------------    ----------------
         Balance at September 30, 1995........................        443,250      $  1.38
            Granted...........................................         40,000          .69
            Canceled..........................................        (15,000)       (1.16)
                                                                -------------
         Balance at September 30, 1996........................        468,250         1.33
            Granted...........................................        291,300         2.50
                                                                 ------------
         Balance at September 30, 1997........................        759,550         1.78
            Granted...........................................         10,000         2.31
            Forfeited.........................................        (15,000)       (1.16)
                                                                -------------
         Balance at September 30, 1998........................        754,550         1.80
                                                                =============

At September 30, 1998 and 1997, the number of options exercisable was 453,250 and 393,252, respectively, at a weighted-average price of $1.34 per share and $1.38 per share, respectively.

(12)     INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations consisted of the following for the years ended September 30, 1998, 1997 and 1996:

                                               1998                1997                1996
                                          --------------      --------------      --------------
         Federal current tax expense      $      225,755      $      318,810      $           --
         State current tax expense ..            414,451                  --                  --
         Federal deferred tax benefit           (849,125)           (318,810)                 --
         State deferred tax benefit .            (98,332)                 --                  --
                                          --------------      --------------      --------------
                                          $     (307,251)     $           --      $           --
                                          ==============      ==============      ==============

Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                                  1998             1997             1996
                                                              -----------      -----------      -----------
         Computed "expected" tax expense ................     $ 1,337,007      $   719,855      $   413,140
         Change in valuation allowances .................      (1,938,458)        (691,099)        (131,091)
         State taxes, net of benefit ....................         208,639               --               --
         Nondeductible items and permanent differences ..          36,355           29,000         (256,792)
         Other ..........................................          49,206          (57,756)         (25,257)
                                                              -----------      -----------      -----------
                                                              $  (307,251)     $        --      $        --
                                                              ===========      ===========      ===========

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 1998 and 1997:

                                                         1998             1997
                                                      -----------      -----------
         Deferred tax assets:
            Intangible assets ...................     $   207,575      $   300,105
            Accounts receivable .................         256,428          255,118
            Inventories .........................         292,136          195,383
            Investment in 3CI ...................         329,842          360,475
            Accrued expenses ....................         437,826          242,294
            Other ...............................          49,264           74,416
            AMT credit carryforward .............              --          318,810
            Net operating loss carryforward .....          23,038          840,509
                                                      -----------      -----------
               Total gross deferred tax assets ..       1,596,109        2,587,110
            Less: valuation allowance ...........        (329,842)      (2,268,300)
                                                      -----------      -----------
               Net deferred tax assets ..........     $ 1,266,267      $   318,810
                                                      ===========      ===========

The Company has a federal income tax net operating loss carryforward as of September 30, 1998 of $62,315. The net operating loss carryforward will expire in various amounts between the years 2001 and 2010 if not utilized. The net operating losses are subject to limitations should the ownership of the Company significantly change. During the year ended September 30, 1998, the net change in the valuation allowance was a decrease of approximately $1,938,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not expected to be utilized.

(13)     EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 1998, 1997 and 1996:

                                                                         Weighted
                                                                       Average Shares    Per Share
                                                           Income        Outstanding      Amount
                                                          ----------     -----------    ----------
         Year Ended September 30, 1998:
         Basic earnings per share ...................     $4,239,626     15,569,849     $     0.27
         Effect of dilutive warrants and options ....             --      1,326,839          (0.02)
                                                          ----------     ----------     ----------
         Diluted earnings per share .................     $4,239,626     16,896,688     $     0.25
                                                          ==========     ==========     ==========

         Year Ended September 30, 1997:
         Basic earnings per share ...................     $2,117,220     13,663,819     $     0.15
         Effect of dilutive warrants, options and
            convertible notes .......................          1,200      1,750,490          (0.01)
                                                          ----------     ----------     ----------
         Diluted earnings per share .................     $2,118,420     15,414,309     $     0.14
                                                          ==========     ==========     ==========

         Year Ended September 30, 1996:
         Basic earnings per share ...................     $1,215,118     12,146,940     $     0.10
         Effect of dilutive warrants, options and
            convertible notes .......................        163,921      1,482,730             --
                                                          ----------     ----------     ----------
         Diluted earnings per share .................     $1,379,039     13,629,670     $     0.10
                                                          ==========     ==========     ==========

(14)     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2005. Rental expense under these leases for the years ended September 30, 1998, 1997 and 1996 was approximately $382,000, $355,000 and $347,000, respectively. The Company has approximate future lease commitments as follows:

                                                                    Amount
                                                                 ------------
         Year Ending September 30:
            1999..............................................  $     366,128
            2000..............................................        368,724
            2001..............................................        298,654
            2002..............................................        294,901
            2003..............................................        294,901
         Subsequent to September 30, 2003.....................        391,871
                                                                 ------------
                                                                 $  2,015,179
                                                                 ============

(15)     RELATED PARTY TRANSACTIONS

From time to time, the Company provides certain administrative and clerical services to three entities with which certain directors have an affiliation. Fees earned by the Company for these services totaled approximately $42,000, $72,000 and $144,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Amounts due to the Company from these entities totaled $234,100 at September 30, 1998.

                                                                      SCHEDULE I

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                              ASSETS                            1998              1997
                                                             ------------      ------------
Current Assets:
    Cash and cash equivalents                                $    116,095      $     32,459
    Notes and other receivables                                   415,227           641,250
    Prepaid expenses and other assets                             670,935            36,610
                                                             ------------      ------------
        Total current assets                                    1,202,257           710,319

Investment in 3CI, at market value                                917,083           553,505

Property, plant and equipment, at cost                            106,839            95,327
    Accumulated depreciation                                      (68,799)          (55,325)
                                                             ------------      ------------
        Net property, plant and equipment                          38,040            40,002

Investment in subsidiaires, at equity                          10,408,994         6,513,289
Receivables from subsidiaries                                   1,814,032         1,535,190
Other assets                                                        6,015            31,015
                                                             ------------      ------------
        Total assets                                         $ 14,386,421      $  9,383,320
                                                             ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt
        and short-term notes payable                         $    128,000      $    940,000
    Accounts payable                                              191,735           225,144
    Accrued liabilities                                           102,856           126,355
                                                             ------------      ------------
        Total current liabilities                                 422,591         1,291,499

Long-term debt                                                    480,000                --
                                                             ------------      ------------
        Total liabilities                                         902,591         1,291,499
                                                             ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 15,860,468 and
        14,851,050 shares, respectively                           158,605           148,511
    Additional paid-in capital                                 14,144,553        13,387,412
    Retained earnings (accumulated deficit)                       213,364        (4,026,262)
    Stock subscriptions receivable                               (382,063)         (424,437)
    Unrealized loss on investment in 3CI                         (650,629)         (993,403)
                                                             ------------      ------------
        Total shareholders' equity                             13,483,830         8,091,821
                                                             ------------      ------------
        Total liabilities and shareholders' equity           $ 14,386,421      $  9,383,320
                                                             ============      ============


See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                                      YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------
                                                              1998             1997             1996
                                                           -----------      -----------      -----------
Revenues                                                   $        --      $        --      $        --

Costs and expenses:
Selling, general and administrative                            738,433          710,281          557,245
Depreciation and amortization                                   13,474           27,694           17,283
                                                           -----------      -----------      -----------
    Operating loss                                            (751,907)        (737,975)        (574,528)

Interest expense, net                                           18,322          159,100          172,500
                                                           -----------      -----------      -----------
Loss before equity in income of subsidiaries and taxes        (770,229)        (897,075)        (747,028)

Equity in income of subsidiaries                             3,895,705        1,804,475        1,855,446
                                                           -----------      -----------      -----------
Income before taxes                                          3,125,476          907,400        1,108,418

Income tax benefit                                           1,114,150        1,209,820          106,700
                                                           -----------      -----------      -----------
Net income                                                 $ 4,239,626      $ 2,117,220      $ 1,215,118
                                                           ===========      ===========      ===========



See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             YEAR ENDED SEPTEMBER 30,
                                                                 ---------------------------------------------
                                                                    1998             1997             1996
                                                                 -----------      -----------      -----------
Cash flows from operating activities:
    Net income                                                   $ 4,239,626      $ 2,117,220      $ 1,215,118
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization                                 13,474           27,694           17,283
        Loss on sale of property, plant and equipment                     --              275              245
        Deferred tax benefit                                      (1,114,150)      (1,209,820)        (106,700)
        Equity in income of subsidiaries                          (3,895,705)      (1,804,475)      (1,855,446)
        Changes in assets and liabilities:
            Notes and other receivables                              (92,540)        (237,660)         559,539
            Prepaid expenses and other assets                       (609,325)         (37,942)          (1,709)
            Receivables from subsidiaries                            835,308               --               --
            Accounts payable and accrued liabilities                 (56,908)          82,857         (207,055)
                                                                 -----------      -----------      -----------
        Net cash used in operating activities                       (680,220)      (1,061,851)        (378,725)
                                                                 -----------      -----------      -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                       (11,512)          (8,148)         (16,360)
    Proceeds from sale of property, plant and equipment                   --              300               --
    Increase in investment in 3CI                                    (20,804)              --               --
                                                                 -----------      -----------      -----------
        Net cash used in investing activities                        (32,316)          (7,848)         (16,360)
                                                                 -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                          640,000          895,000        1,864,000
    Repayments of notes payable                                     (972,000)      (1,956,250)      (1,254,000)
    Proceeds from exercise of warrants                               767,235        1,765,674          161,250
    Proceeds from issuance of warrants                                    --            3,252           14,000
    Payments of stock subscription notes                             360,937               --               --
                                                                 -----------      -----------      -----------
        Net cash provided by financing activities                    796,172          707,676          785,250
                                                                 -----------      -----------      -----------
        Net increase (decrease) in cash and cash equivalents          83,636         (362,023)         390,165

Cash and cash equivalents at beginning of year                        32,459          394,482            4,317
                                                                 -----------      -----------      -----------
Cash and cash equivalents at end of year                         $   116,095      $    32,459      $   394,482
                                                                 ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $    93,559      $   243,402      $   151,700
                                                                 ===========      ===========      ===========
    Cash paid for taxes, net of refunds receivable               $   451,182      $    92,470      $        --
                                                                 ===========      ===========      ===========

Supplemental disclosure of noncash financing activities:
    Conversion of note payable to common stock                   $        --      $    60,000      $   150,000
                                                                 ===========      ===========      ===========
    Notes received for warrant conversions                       $        --      $   743,000      $        --
                                                                 ===========      ===========      ===========
    Noncash exercise of warrants                                 $        --      $    38,750      $        --
                                                                 ===========      ===========      ===========


See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


(A)      SHORT-TERM NOTES PAYABLE

Short-term notes payable consisted of the following at September 30, 1998 and 1997:

                                                                1998             1997
                                                            ------------     ------------
         Current maturities of long-term debt .........     $    128,000     $         --
         Promissory note due May 31, 1998, interest
            payable at maturity at 12%, secured by
            480,818 shares of 3CI common stock ........
            Paid May 28, 1998 .........................               --          400,000
         Unsecured promissory notes due May 31, 1998,
            interest payable quarterly at 12%. Paid
            May 28, 1998 ..............................               --          540,000
                                                            ------------     ------------
                                                            $    128,000     $    940,000
                                                            ============     ============

(B)      LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1998 and 1997:

                                                                   1997                1998
                                                              --------------      --------------
         Term note payable to bank, payable in quarterly
            installments of $32,000 plus accrued interest
            at 8.4% through May 31, 2003, secured by
            680,818 shares of 3CI stock .................     $      608,000      $           --
                                                              --------------      --------------
         Total long-term debt ...........................            608,000                  --
         Less: current maturities .......................           (128,000)                 --
                                                              --------------      --------------
         Long-term debt, less current maturities ........     $      480,000      $           --
                                                              ==============      ==============

(C)      GUARANTEES

The parent company has guaranteed the revolving credit note issued by its subsidiary, Tidel Engineering, Inc., in the maximum principal amount of $7,000,000 due May 31, 2000 (the "Revolving Credit Note"). At September 30, 1998, $4,754,604 was outstanding pursuant to the Revolving Credit Note.


(D)      DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to the parent company by its subsidiaries as of September 30, 1998. The Company's principal operating subsidiary, Tidel Engineering, Inc., is restricted from paying dividends to the parent company pursuant to the Revolving Credit Note.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)


(E)      INCOME TAXES

The parent company and its subsidiaries (collectively the "Companies") have entered into a tax sharing agreement providing that each of the Companies will be responsible for its tax liability for the years that the Companies were included in the parent company's consolidated income tax returns. Income taxes have been allocated to each of the Companies based on its pretax income and calculated on a separate company basis. Further, the agreement provides for reimbursements to the parent company for payment of the consolidated tax liability based on the allocations, and compensates each of the Companies for use of its losses or tax credits. As a result of the agreement, the parent company recognized a deferred tax benefit of $1,114,150, $1,209,820 and $106,700 for the years ended September 30, 1998, 1997 and 1996, respectively.


(F)      AFFILIATED TRANSACTIONS

From time to time, the parent company provides certain administrative and clerical services to three entities with which certain directors have an affiliation. Fees earned by the parent company for these services totaled approximately $42,000, $72,000 and $144,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Amounts due to the Company from these entities totaled $234,100 at September 30, 1998.

On March 30, 1997, the Company received notes with an aggregate principal balance of $743,000 in connection with the exercise of warrants to purchase common stock by certain directors. As of September 30, 1998, $382,063 was outstanding pursuant to the notes.

The subsidiaries paid management fees to the parent company in the aggregate amount of $180,000 per annum in each of the years ended September 30, 1998, 1997 and 1996. In addition, the parent company bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest bearing advances for working capital purposes.

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

        3.02. Copy of By-Laws of the Company (incorporated by reference to Exhibit 3 to Form 10 of the Company).

        3.03               Amendment to Certificate of Incorporation dated July
                           16, 1997 (incorporated by reference to Exhibit 3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

        4.01. Copy of form of series BOD common stock purchase warrants of the Company issued to each of the seven directors of the Company as of October 23, 1995, each such warrant providing for the purchase of 50,000 shares of common stock at an exercise price of $0.625 per share (incorporated by reference to Exhibit 4.15.
                           of the Company's Report on Form 10-K for the year ended September 30, 1995).

        4.02. Credit Agreement dated June 12, 1997 by and between Tidel Engineering, Inc. and Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.01 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

        4.03. Promissory Note dated June 12, 1997 executed by Tidel Engineering, Inc. payable to the order of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.02 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                           1997).

        4.04. Security Agreement (Personal Property) dated as of June 12, 1997, by and between Tidel Engineering, Inc. and Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.03 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

        4.05. Patent Security Agreement dated June 12, 1997 executed by Tidel Engineering, Inc. in favor of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.04 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                           1997).

        4.06. Trademark Security Agreement dated June 12, 1997 executed by Tidel Engineering, Inc. in favor of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.05 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                           1997).

        4.07. Unconditional Guaranty Agreement dated June 12, 1997 executed by the Company for the benefit of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.06 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                           1997).

        4.08. Pledge and Security Agreement dated June 12, 1997 executed by the Company in favor of Texas Commerce Bank National Association (incorporated by reference to Exhibit 4.07 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

        4.09. First Amendment to Exhibit 4.02. above dated February 1, 1998 by and between Tidel Engineering, Inc. and Chase Bank of Texas, N. A. (incorporated by reference to Exhibit 4.01 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1998).

        4.10. Second Amendment to Exhibit 4.02. above dated May 27, 1998 by and among Tidel Engineering, Inc., the Company and Chase Bank of Texas, N. A. (incorporated by reference to Exhibit 4.02 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                           1998).

        4.11. Promissory Note dated May 27, 1998 executed by Tidel Engineering, Inc. payable to the order of Chase Bank of Texas, N. A. (incorporated by reference to Exhibit
                           4.03. of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1998).

        4.12. Promissory Note dated May 27, 1998 executed by Tidel Technologies, Inc. payable to the order of Chase Bank of Texas, N. A. (incorporated by reference to Exhibit
                           4.04 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1998).

        4.13. First Amendment to Exhibit 4.04. above dated as of May 27, 1998, by and between Tidel Engineering, Inc. and Chase Bank of Texas, N. A. (incorporated by reference to Exhibit 4.05 of the Company's Report on Form 10-Q for the quarterly period ended June 30,
                           1998).

        4.14. First Amendment to Exhibit 4.08. above dated as of May 27, 1998 executed by the Company in favor of Chase Bank of Texas, N. A. (incorporated by reference to Exhibit 4.06 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1998).

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

       10.14. Copy of Amendment No. 2 dated as of September 15, 1997 to Exhibit 10.02. above (incorporated by reference to Exhibit 10.14. of the Company's report on Form 10-K for the year ended September 30, 1997).

       10.15. Form of employment agreement dated July 16, 1997 by and between Tidel Engineering, Inc. and Michael F. Hudson, Eugene W. Moore, M. Flynt Moreland and Roberto M. Gutierrez (incorporated by reference to
                           Exhibit 10.15. of the Company's report on Form 10-K for the year ended September 30, 1997).

       10.16. Form of employment agreement dated July 16, 1997 by and between Tidel Engineering, Inc. and Mark K. Levenick (incorporated by reference to Exhibit 10.16. of the Company's report on Form 10-K for the year ended September 30, 1997).

       22. The Registrant has three subsidiaries doing business in the names set forth below:

EXHIBIT
NUMBER                                   State of            Percent
------     Name                          Incorporation        Owned
           ----                          -------------        -----

           Tidel Cash Systems, Inc.      Delaware              100%
           AnyCard International, Inc.   Delaware              100%
           Tidel Engineering, Inc.       Delaware              100%


 *27.      Financial Data Schedule.

--------------
* filed herewith