Form 10-Q
period 1998-12-31
TIDEL TECHNOLOGIES INC
filed 1999-02-19
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       or

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

         The number of shares of Common Stock outstanding as of the close of business on February 15, 1999 was 16,050,468.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X


                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of December 31, 1998
                    and September 30, 1998 (unaudited)......................................       1

                 Consolidated Statements of Operations for the three
                    months ended December 31, 1998 and 1997 (unaudited).....................       2

                 Consolidated Statements of Comprehensive Income
                    for the three months ended December 31, 1998 and 1997...................       3

                 Consolidated Statements of Cash Flows for the three
                    months ended December 31, 1998 and 1997
                    (unaudited) ............................................................       4

                 Notes to Consolidated Financial Statements (unaudited).....................       5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................       6

      Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risks   .........................................................      12


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................      12

      Item 2.    Changes in Securities......................................................      12

      Item 3.    Defaults Upon Senior Securities............................................      12

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................      12

      Item 5.    Other Information  ........................................................      12

      Item 6.    Exhibits and Reports on Form 8-K...........................................      12

SIGNATURE...................................................................................      13

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             DECEMBER 31,      SEPTEMBER 30,
                              ASSETS                            1998               1998
                                                             ------------      -------------
Current Assets:
    Cash and cash equivalents                                $    877,141      $  1,400,148
    Trade accounts receivable, net of allowance of
        $679,006 and $693,613, respectively                     9,232,090        10,246,075
    Notes and other receivables                                 1,223,155         1,174,055
    Inventories                                                 7,378,473         6,705,756
    Deferred tax assets                                         1,058,692         1,058,692
    Prepaid expenses and other                                    355,527           381,528
                                                             ------------      ------------
            Total current assets                               20,125,078        20,966,254

Investment in 3CI, at market value                                720,116           917,083

Property, plant and equipment, at cost                          2,967,487         2,843,723
    Accumulated depreciation                                   (1,456,729)       (1,550,387)
                                                             ------------      ------------
        Net property, plant and equipment                       1,510,758         1,293,336

Intangible assets, net of accumulated amortization of
    $878,841 and $813,190, respectively                           740,660           797,032
Deferred tax asset                                                207,575           207,575
Other assets                                                       63,139            65,361
                                                             ------------      ------------
        Total assets                                         $ 23,367,326      $ 24,246,641
                                                             ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                     $    128,000      $    128,000
    Accounts payable                                            2,371,243         3,014,278
    Accrued liabilities                                         1,595,033         2,385,929
                                                             ------------      ------------
        Total current liabilities                               4,094,276         5,528,207

Long-term debt                                                  5,702,604         5,234,604
                                                             ------------      ------------
        Total liabilities                                       9,796,880        10,762,811
                                                             ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 15,910,468 and
        15,860,468 shares, respectively                           159,105           158,605
    Additional paid-in capital                                 14,175,303        14,144,553
    Retained earnings                                             465,697           213,364
    Accumulated other comprehensive loss - net
        unrealized loss on investment in 3CI                     (847,596)         (650,629)
    Stock subscriptions receivable                               (382,063)         (382,063)
                                                             ------------      ------------
        Total shareholders' equity                             13,570,446        13,483,830
                                                             ------------      ------------
        Total liabilities and shareholders' equity           $ 23,367,326      $ 24,246,641
                                                             ============      ============

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                        THREE MONTHS ENDED DECEMBER 31,
                                        -------------------------------
                                            1998               1997
                                        -----------         -----------
Revenues                                $ 7,060,693         $ 6,027,986
Cost of sales                             4,718,613           3,829,481
                                        -----------         -----------
    Gross profit                          2,342,080           2,198,505

Selling, general and administrative       1,675,295           1,709,443
Depreciation and amortization               162,714             107,312
                                        -----------         -----------
    Operating income                        504,071             381,750

Interest expense, net                       103,738              93,609
                                        -----------         -----------
Income before taxes                         400,333             288,141

Income tax expense                          148,000                  --
                                        -----------         -----------
Net income                              $   252,333         $   288,141
                                        ===========         ===========


Basic earnings per share:
    Net income                          $      0.02         $      0.02
                                        ===========         ===========
    Weighted average common shares
        outstanding                      15,898,511          15,274,030
                                        ===========         ===========

Diluted earnings per share:
    Net income                          $      0.02         $      0.02
                                        ===========         ===========
    Weighted average common and
        dilutive shares outstanding      16,676,955          17,173,270
                                        ===========         ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                             1998               1997
                                                         -----------         -----------
Net income                                               $   252,333         $   288,141

Other comprehensive income (loss), net of tax:
    Unrealized (loss) gain on investment in 3CI             (196,197)            318,623
                                                         -----------         -----------
Comprehensive income                                     $    56,136         $   606,764
                                                         ===========         ===========

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                    1998                1997
                                                                 -----------         -----------
Cash flows from operating activities:
    Net income                                                   $   252,333         $   288,141
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                162,714             107,312
        Changes in assets and liabilities:
            Trade accounts receivable, net                         1,013,985           1,294,255
            Notes and other receivables                              (49,100)            225,922
            Inventories                                             (672,717)         (2,483,143)
            Prepaids and other assets                                 28,223             (49,509)
            Accounts payable and accrued liabilities              (1,433,931)             66,812
                                                                 -----------         -----------
        Net cash used in operating activities                       (698,493)           (550,210)
                                                                 -----------         -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                      (323,764)            (34,078)
                                                                 -----------         -----------
        Net cash used in investing activities                       (323,764)            (34,078)
                                                                 -----------         -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                          500,000             600,000
    Repayments of notes payable                                      (32,000)           (302,831)
    Proceeds from exercise of warrants                                31,250             509,434
                                                                 -----------         -----------
        Net cash provided by financing activities                    499,250             806,603
                                                                 -----------         -----------
        Net (decrease) increase in cash and cash equivalents        (523,007)            222,315

Cash and cash equivalents at beginning of period                   1,400,148           1,549,331
                                                                 -----------         -----------
Cash and cash equivalents at end of period                       $   877,141         $ 1,771,646
                                                                 ===========         ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $   115,121         $   117,867
                                                                 ===========         ===========
    Cash paid for taxes                                          $        --         $   200,000
                                                                 ===========         ===========


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation format. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

(2)   INVENTORIES

      Inventories consisted of the following at December 31, 1998 and September 30, 1998:

                                                 December 31,      September 30,
                                                     1998              1998
                                                 ------------      -------------
         Raw materials........................   $  4,675,710      $   3,993,447
         Work in process......................        354,991            484,884
         Finished goods.......................      2,662,193          2,542,177
         Other................................        185,579            180,248
                                                 ------------      -------------
                                                    7,878,473          7,200,756
         Inventory reserve....................       (500,000)          (495,000)
                                                 ------------      -------------
                                                 $  7,378,473      $   6,705,756
                                                 ============      =============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended December 31, 1998 and 1997:

                                                                               Weighted
                                                                             Average Shares    Per Share
                                                                  Income       Outstanding       Amount
                                                                 ---------   --------------    ---------
         Three Months Ended December 31, 1998:
         Basic earnings per share.............................   $ 252,333       15,898,511    $     .02
         Effect of dilutive warrants and options..............          --          778,444           --
                                                                 ---------   --------------    ---------
         Diluted earnings per share...........................   $ 252,333       16,676,955    $     .02
                                                                 =========   ==============    =========

                                                                               Weighted
                                                                             Average Shares    Per Share
                                                                  Income       Outstanding       Amount
                                                                 ---------   --------------    ---------

         Three Months Ended December 31, 1997:
         Basic earnings per share.............................   $ 288,141       15,274,030    $     .02
         Effect of dilutive warrants and options..............          --        1,899,240           --
                                                                 ---------   --------------    ---------
         Diluted earnings per share...........................   $ 288,141       17,173,270    $     .02
                                                                 =========   ==============    =========

(4)   INVESTMENT IN 3CI

      The Company currently owns 698,464 shares of common stock of 3CI Complete Compliance Corporation ("3CI"), which is carried at market value. In addition, the Company owns warrants to purchase 226,939 shares of common stock of 3CI, exercisable at $1.50 per share through April 2000.

(5)   LITIGATION

      The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


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

      PRODUCT REVENUES

      Total revenues increased $1,032,707, or 17%, for the first quarter of fiscal 1999 over the comparable quarter of 1998. As discussed below, a significant increase in ATM shipments was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                                                      (dollars in 000's)
                                                                 -------------------------------
                                                                 Three Months Ended December 31,
                                                                 -------------------------------
                                                                       1998              1997
                                                                      -------           -------
         ATM..................................................        $ 4,772           $ 3,551
         TACC.................................................          1,262             1,588
         Parts, service and other.............................            684               621
         EMS..................................................            343               268
                                                                      -------           -------
                                                                      $ 7,061           $ 6,028
                                                                      =======           =======

      The number of ATM units shipped increased 45% for the quarter ended December 31, 1998 compared to the same period in 1997, causing an increase in ATM product sales of $1,221,000, or 34%. Such improvement was attributable to the successful introduction of the new ignition series ATMs in October 1998 and the signing of several new major distributors during the period.

      TACC product sales decreased $326,000 for the quarter ended December 31, 1998 compared to the same period in 1997. Management believes, however, TACC product sales for the year ending September 30, 1999 taken as a whole should increase due to the recent introduction of the TACC-IV model.

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

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                      (dollars in 000's)
                                                                 -------------------------------
                                                                 Three Months Ended December 31,
                                                                 -------------------------------
                                                                       1998            1997
                                                                      -------         -------
         Gross profit.........................................       $  2,342         $  2,199
         Selling, general and administrative..................          1,675            1,709
         Depreciation and amortization........................            163              107
         Operating income.....................................            504              382
         Interest expense.....................................            104               94
         Income before taxes..................................            400              288
         Income taxes.........................................            148               --
         Net income...........................................            252              288

      Gross profit on product sales increased $143,000 from the quarter ending December 31, 1997 to $2,342,000 for the same period in 1998. The gross margin in 1998 was 33.2% of product sales, compared to 36.5% in 1997. The decrease of 3.3% in 1998 compared to 1997 resulted from a decline in average sales prices for ATM products of $450.

      Selling, general and administrative expenses of $1,675,000 or 23.7% of sales in 1998 represented a decrease from the 1997 levels of $1,709,000 or 28.4% of sales. The overall decline relates to increased sales volumes and cost reduction efforts.

      Depreciation and amortization increased from $107,000 in 1997 to $163,000 in 1998 due to additions of property, plant and equipment.

      Interest expense increased from $94,000 in 1997 to $104,000 in 1998, as a result of increased borrowings to finance increases in accounts receivable and inventories associated with the significant growth in revenues.

      Income taxes of $148,000 were recorded in 1998, as the earnings of the Company were subject to tax at the statutory state and federal rates, while there was no tax provision in the same period in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of December 31, 1998 and September 30, 1998:

                                                                             (in 000's)
                                                                  --------------------------------
                                                                  December 31,       September 30,
                                                                      1998                1998
                                                                  ------------       -------------
         Working capital......................................    $     16,031       $      15,438
         Total assets.........................................          23,367              24,247
         Shareholders' equity.................................          13,570              13,484

      The improvement in working capital is principally due to the repayment of current liabilities. The repayment of current liabilities was facilitated by increased collections of accounts and notes receivable and additional borrowings of long-term debt.

      The Company's wholly owned subsidiary has a revolving credit agreement with a bank which provides for borrowings up to $7,000,000 at the prime rate, with certain LIBOR alternatives. At December 31, 1998, $5,254,604 was outstanding pursuant to the revolving credit agreement.

      The Company continues to own 698,464 shares of common stock of 3CI and warrants to purchase 226,939 shares of common stock of 3CI at $1.50 per share subsequent to its divestiture of a majority interest in February 1994. The Company has no immediate plans for the disposal of the shares or warrants, and accordingly, the shares and warrants may be utilized to collateralize borrowings. At present, all the shares are pledged to secure an outstanding note payable in the amount of $576,000.

      The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective in January 1997. During the three-month period ended December 31, 1998, warrants to purchase 50,000 shares were exercised generating net proceeds to the Company of approximately $31,250. As of December 31, 1998, the Company had outstanding warrants to purchase 1,333,192 shares of common stock, which if exercised would generate proceeds to the Company of approximately $1,170,000.

      The Company's research and development budget for fiscal 1999 has been estimated at $1,800,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate retail-based e-commerce applications. During the three months ended December 31, 1998, $344,000 was expended for research and development.

      With its present capital resources, its potential capital from the exercise of warrants, and with its borrowing facility, the Company should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

      The Company has never paid dividends and does not anticipate paying dividends on shares of its common stock in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

      SEASONALITY

      The Company can experience seasonal variances in operations and historically has its lowest dollar volume sales months between November and February. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

      MAJOR CUSTOMERS AND CREDIT RISKS

      The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the account receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three months ended December 31, 1998 and 1997:

                                                      Three months ended
                                                          December 31,
                                                   -----------------------
                                                       1998         1997
                                                   -----------   ---------
         Customer A............................    $ 3,063,156   $      --
         Customer B............................        838,415          --
         Customer C............................        141,705     709,184

      Foreign sales accounted for 3% and 4% of the Company's total sales during the three months ended December 31, 1998 and 1997.

      YEAR 2000

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

      The Company has defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. To determine the Company's state of readiness, management has conducted an initial evaluation of the Company's current computer systems, software and embedded technologies to identify those that could be affected by the Year 2000 Issue. The evaluation, which was focused on the Company's products and most critical internal operating functions, revealed that the Company's accounting and manufacturing software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded and are "off-the-shelf" products with Year 2000 compliant versions now available. The Company is in the process of upgrading these programs as well as evaluating its least critical internal operating functions, and expects to complete these projects during the quarter ending March 31, 1999.

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

      As part of the Company's Year 2000 readiness efforts, the Company has begun contacting its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. The Company expects to complete its survey of those third parties' Year 2000 compliance by June 30, 1999. There can be no assurance, however, that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

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

      FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
      Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the Company's compliance with Year 2000 Issues, the Company's future product sales, gross profit, selling, general and administrative expense, the Company's financial position, working capital and seasonal variances in the Company's operations, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

      The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 1999, however, there would be no material impact on the Company's consolidated results of operations or financial position.


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

      b) REPORTS ON FORM 8-K

         The Company filed no Reports on Form 8-K during the quarter ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TIDEL TECHNOLOGIES, INC.
                                              (Registrant)

DATE:  February 19, 1999                      By: /s/  JAMES T. RASH
                                                 -------------------------------
                                                 James T. Rash
                                                 Principal Executive
                                                   and Financial Officer

                               INDEX TO EXHIBITS



         EXHIBIT
         NUMBER                  DESCRIPTION
         -------                 -----------
           27            -  Financial Data Schedule