Form 10-Q
period 1999-03-31
TIDEL TECHNOLOGIES INC
filed 1999-05-24
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares of Common Stock outstanding as of the close of business on May 14, 1999 was 16,067,968.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X

                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------

PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of March 31, 1999
                    and September 30, 1998 (unaudited)......................................       1

                 Consolidated Statements of Income for the three
                    months and six months ended March 31, 1999
                    and 1998 (unaudited)....................................................       2

                 Consolidated Statements of Comprehensive Income
                    for the three months and six months ended March 31,
                    1999 and 1998 (unaudited)...............................................       3

                 Consolidated Statements of Cash Flows for the six
                    months ended March 31, 1999 and 1998
                    (unaudited).............................................................       4

                 Notes to Consolidated Financial
                    Statements (unaudited)..................................................       5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................       6

      Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk    .........................................................      12

PART II.         OTHER INFORMATION:

      Item 1.    Legal Proceedings  ........................................................      12

      Item 2.    Changes in Securities......................................................      12

      Item 3.    Defaults Upon Senior Securities............................................      13

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................      13

      Item 5.    Other Information  ........................................................      13

      Item 6.    Exhibits and Reports on Form 8-K...........................................      13

SIGNATURE...................................................................................      13

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  MARCH 31,       SEPTEMBER 30,
                              ASSETS                                1999              1998
                                                               --------------    --------------
Current Assets:
    Cash and cash equivalents                                  $      882,267    $    1,400,148
    Trade accounts receivable, net of allowance of
        $671,565 and $693,613, respectively                        10,947,941        10,246,075
    Notes and other receivables                                     1,207,725         1,174,055
    Inventories                                                     6,803,772         6,705,756
    Deferred tax assets                                             1,058,692         1,058,692
    Prepaid expenses and other                                        472,449           381,528
                                                               --------------    --------------
            Total current assets                                   21,372,846        20,966,254

Investment in 3CI, at market value                                    611,156           917,083

Property, plant and equipment, at cost                              3,041,976         2,843,723
    Accumulated depreciation                                       (1,576,436)       (1,550,387)
                                                               --------------    --------------
        Net property, plant and equipment                           1,465,540         1,293,336

Intangible assets, net of accumulated amortization of
    $935,213 and $813,190, respectively                               684,288           797,032
Deferred tax asset                                                    207,575           207,575
Other assets                                                           58,060            65,361
                                                               --------------    --------------
        Total assets                                           $   24,399,465    $   24,246,641
                                                               ==============    ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                       $      128,000    $      128,000
    Accounts payable                                                2,836,507         3,014,278
    Accrued liabilities                                             1,526,876         2,385,929
                                                               --------------    --------------
        Total current liabilities                                   4,491,383         5,528,207

Long-term debt                                                      5,710,634         5,234,604
                                                               --------------    --------------
        Total liabilities                                          10,202,017        10,762,811
                                                               --------------    --------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 16,050,468 and
        15,860,468 shares, respectively                               160,505           158,605
    Additional paid-in capital                                     14,283,903        14,144,553
    Retained earnings                                               1,091,659           213,364
    Accumulated other comprehensive loss - net
        unrealized loss on investment in 3CI                         (956,556)         (650,629)
    Stock subscriptions receivable                                   (382,063)         (382,063)
                                                               --------------    --------------
        Total shareholders' equity                                 14,197,448        13,483,830
                                                               --------------    --------------
        Total liabilities and shareholders' equity             $   24,399,465    $   24,246,641
                                                               ==============    ==============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS                 SIX MONTHS
                                                  ENDED MARCH 31,             ENDED MARCH 31,
                                             -------------------------   -------------------------
                                                 1999          1998         1999          1998
                                             -----------   -----------   -----------   -----------
Revenues                                     $10,286,247   $ 9,147,923   $17,346,940   $15,175,909
Cost of sales                                  6,907,215     5,690,349    11,625,828     9,519,830
                                             -----------   -----------   -----------   -----------
    Gross profit                               3,379,032     3,457,574     5,721,112     5,656,079

Selling, general and administrative            2,066,415     1,773,618     3,741,710     3,483,061
Depreciation and amortization                    178,631       110,614       341,345       217,926
                                             -----------   -----------   -----------   -----------
    Operating income                           1,133,986     1,573,342     1,638,057     1,955,092

Interest expense, net                             96,024       104,928       199,762       198,537
                                             -----------   -----------   -----------   -----------
Income before taxes                            1,037,962     1,468,414     1,438,295     1,756,555

Income tax expense                               412,000          --         560,000          --
                                             -----------   -----------   -----------   -----------
Net income                                   $   625,962   $ 1,468,414   $   878,295   $ 1,756,555
                                             ===========   ===========   ===========   ===========


Basic earnings per share:
    Net income                               $      0.04   $      0.09   $      0.06   $      0.11
                                             ===========   ===========   ===========   ===========
    Weighted average common shares
        outstanding                           16,006,912    15,552,746    15,952,116    15,411,857
                                             ===========   ===========   ===========   ===========

Diluted earnings per share:
    Net income                               $      0.04   $      0.09   $      0.05   $      0.10
                                             ===========   ===========   ===========   ===========
    Weighted average common and
        dilutive shares outstanding           17,363,869    17,045,861    17,097,185    17,044,128
                                             ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS               SIX MONTHS
                                                          ENDED MARCH 31,            ENDED MARCH 31,
                                                     ------------------------   ------------------------
                                                        1999          1998         1999          1998
                                                     ----------    ----------   ----------    ----------
Net income                                           $  625,962    $1,468,414   $  878,295    $1,756,555

Other comprehensive income (loss), net of tax:
        Unrealized (loss) gain on
            investment in 3CI                          (108,960)      149,099     (305,927)      467,722
                                                     ----------    ----------   ----------    ----------
Comprehensive income                                 $  517,002    $1,617,513   $  572,368    $2,224,277
                                                     ==========    ==========   ==========    ==========



See accompanying notes to consolidated financial statements.

            TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                                      SIX MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from operating activities:
    Net income                                                      $    878,295    $  1,756,555
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                    341,345         217,926
        Deferred tax benefit                                                --          (129,212)
        Gain on sale of property, plant and equipment                     (2,750)           --
        Changes in assets and liabilities:
            Trade accounts receivable, net                              (701,866)        549,101
            Notes and other receivables                                  (33,670)        208,804
            Inventories                                                  (98,016)     (1,645,402)
            Prepaids and other assets                                    (83,619)         37,467
            Accounts payable and accrued liabilities                  (1,036,824)     (1,637,575)
                                                                    ------------    ------------
        Net cash used in operating activities                           (737,105)       (642,336)
                                                                    ------------    ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                          (400,806)       (133,961)
    Proceeds from sale of property, plant and equipment                    2,750            --
                                                                    ------------    ------------
        Net cash used in investing activities                           (398,056)       (133,961)
                                                                    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                              540,030         600,000
    Repayments of notes payable                                          (64,000)       (305,729)
    Proceeds from exercise of warrants                                   141,250         535,685
    Payments of stock subscriptions                                         --            42,374
                                                                    ------------    ------------
        Net cash provided by financing activities                        617,280         872,330
                                                                    ------------    ------------
        Net (decrease) increase in cash and cash equivalents            (517,881)         96,033

Cash and cash equivalents at beginning of period                       1,400,148       1,549,331
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $    882,267    $  1,645,364
                                                                    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                          $    224,871    $    228,164
                                                                    ============    ============
    Cash paid for taxes                                             $    662,940    $    329,212
                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of income and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation format. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

(2)   INVENTORIES

      Inventories consisted of the following at March 31, 1999 and September 30, 1998:

                                                                    March 31,      September 30,
                                                                      1999            1998
                                                                -------------     -------------
         Raw materials........................................   $  4,728,565      $  3,993,447
         Work in process......................................        318,944           484,884
         Finished goods.......................................      1,991,136         2,542,177
         Other................................................        265,127           180,248
                                                                 ------------      ------------
                                                                    7,303,772         7,200,756
         Inventory reserve....................................       (500,000)         (495,000)
                                                                 ------------      ------------
                                                                 $  6,803,772      $  6,705,756
                                                                 ============      ============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months and six months ended March 31, 1999 and 1998:

                                                                                     Weighted
                                                                                  Average Shares    Per Share
                                                                    Income         Outstanding       Amount
                                                                 ------------      ------------    ----------
         Three Months Ended March 31, 1999:
         Basic earnings per share.............................   $    625,962        16,006,912    $      .04
         Effect of dilutive warrants and options..............           --           1,356,957            --
                                                                 ------------      ------------    ----------
         Diluted earnings per share...........................   $    625,962        17,363,869    $      .04
                                                                 ============      ============    ==========

                                                                      Weighted
                                                                   Average Shares    Per Share
                                                       Income        Outstanding      Amount
                                                     ------------   ------------   ------------
Three Months Ended March 31, 1998:
Basic earnings per share .........................   $  1,468,414     15,552,746   $        .09
Effect of dilutive warrants and options ..........           --        1,493,115           --
                                                     ------------   ------------   ------------
Diluted earnings per share .......................   $  1,468,414     17,045,861   $        .09
                                                     ============   ============   ============

Six Months Ended March 31, 1999:
Basic earnings per share .........................   $    878,295     15,952,116   $        .06
Effect of dilutive warrants and options ..........           --        1,145,069           (.01)
                                                     ------------   ------------   ------------
Diluted earnings per share .......................   $    878,295     17,097,185   $        .05
                                                     ============   ============   ============

Six Months Ended March 31, 1998:
Basic earnings per share .........................   $  1,756,555     15,411,857   $        .11
Effect of dilutive warrants and options ..........           --        1,632,271           (.01)
                                                     ------------   ------------   ------------
Diluted earnings per share .......................   $  1,756,555     17,044,128   $        .10
                                                     ============   ============   ============


(4)   INVESTMENT IN 3CI

      The Company currently owns 698,464 shares of common stock of 3CI Complete Compliance Corporation ("3CI"), which is carried at market value. In addition, the Company owns warrants to purchase 226,939 shares of common stock of 3CI, exercisable at $1.50 per share through April 2000. At present, all the shares are pledged to secure an outstanding note payable in the amount of $544,000.

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

      PRODUCT REVENUES
      Total revenues increased $1,138,324, or 12%, for the second quarter of fiscal 1999 compared to the same quarter of 1998. On a year-to-date basis, revenues increased $2,171,031, or 14%, in 1999 when compared to 1998. As discussed below, a significant increase in ATM shipments was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                                                         (Dollars in 000's)
                                                   ---------------------------------------------------------------
                                                   Three Months Ended March 31,         Six Months Ended March 31,
                                                   ----------------------------         --------------------------
                                                       1999            1998              1999               1998
                                                     -------          -------           -------           -------
         ATM................................        $  7,771         $  6,576           $12,543           $10,127
         TACC...............................           1,625            1,705             2,887             3,293
         Parts, service and other...........             750              670             1,434             1,291
         EMS................................             140              197               483               465
                                                     -------          -------           -------           -------
                                                     $10,286          $ 9,148           $17,347           $15,176
                                                     =======          =======           =======           =======

      Unit shipments of ATMs increased 34% and 38% for the three months and six months ended March 31, 1999, respectively, compared to the same periods in 1998. The resulting ATM product sales increased $1,195,000, or 18%, and $2,416,000, or 24%, for the three months and six months ended March 31, 1999, respectively, compared to the same periods in 1998. Such improvement was attributable to continued strong demand for the Company's new Ignition series ATMs introduced in October 1998, and the signing of several new major distributors during the period.

      TACC product sales decreased approximately $80,000, or 5%, for the quarter ended March 31, 1999 compared to the same period in 1998. On a year-to-date basis, TACC sales decreased approximately $406,000, or 12%, in 1999 when compared to 1998. Management believes, although there can be no assurance, TACC product sales for the year ending September 30, 1999 taken as a whole should increase when compared to 1998 due to the recent introduction of the TACC-IV model.

      Parts, service and other revenues vary directly with sales of finished goods, and have increased accordingly.

      All marketing activities for EMS products have terminated as the marketing focus of the Company has shifted to its other product lines. Certain existing customers have continued to purchase these products, however, to complete retrofit projects that are currently in progress.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                       (Dollars in 000's)
                                                    --------------------------------------------------------------
                                                    Three Months Ended March 31,        Six Months Ended March 31,
                                                    ----------------------------        --------------------------
                                                       1999             1998              1999              1998
                                                    ----------       -----------        --------          --------
         Gross profit.......................        $  3,379         $  3,458           $ 5,721           $ 5,656
         Selling, general and administrative           2,066            1,774             3,742             3,483
         Depreciation and amortization......             179              111               341               218
         Operating income...................           1,134            1,573             1,638             1,955
         Interest expense...................              96              105               200               199
         Income before taxes................           1,038            1,468             1,438             1,757
         Income taxes.......................             412               --               560                --
         Net income.........................             626            1,468               878             1,757

      Gross profit decreased $79,000 for the quarter ended March 31, 1999 compared to the same period in 1998. On a year-to-date basis, gross profit increased $65,000 for 1999 compared to 1998. Gross profit as a percentage of revenue declined from 38% for the three months and six months ended March 31, 1998 to 33% for the same periods in 1999. Average sales prices for ATM products in 1999 were 10% lower than average sales prices in 1998, primarily as a result of two factors.

      First, prices for the Company's Ignition series ATMs were slightly lower during 1999 than sales prices for comparable products a year ago due to continued competition in the marketplace for low-cost dispensing equipment. Second, the Company continues to offer pricing discounts on its remaining inventories of AnyCard model ATMs, the predecessor of the Ignition series ATM. Gross profit as a percentage of sales is expected to improve upon the liquidation of the remaining AnyCard inventory.

      Selling, general and administrative expenses increased $292,000 and $259,000 for the three months and six months ended March 31, 1999, respectively, compared to the same periods in 1998. As a percentage of revenues, these expenses increased less than 1% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, and on a year-to-date basis, declined 1% from the same period a year ago. The overall decline relates to increased sales volumes and cost reduction efforts.

      Depreciation and amortization increased 61% from $111,000 in the quarter ended March 31, 1998 to $179,000 for the same period in 1999. On a year-to-date basis, depreciation and amortization expense increased 56% from $218,000 in 1998 to $341,000 in 1999. The increases are due to additions of property, plant and equipment.

      Interest expense in 1999 did not vary significantly from the 1998 amounts.

      Income taxes were recorded for periods in 1999, as the earnings of the Company were subject to tax at the statutory state and federal rates, while there was no tax provision recorded in the same periods in 1998 due to utilization of net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of March 31, 1999 and September 30, 1998:

                                                                         (Dollars in 000's)
                                                                     -----------------------------
                                                                      March 31,     September 30,
                                                                        1999             1998
                                                                     ----------      -------------
         Working capital......................................       $ 16,881          $ 15,438
         Total assets.........................................         24,399            24,247
         Shareholders' equity.................................         14,197            13,484

      The improvement in working capital is principally due to the increase in accounts receivable and the repayment of current liabilities. The increase in accounts receivable was due to increased sales and the repayment of current liabilities was facilitated by increased collections of accounts and notes receivable and $540,000 of additional borrowings of long-term debt.

      The Company's wholly owned subsidiary has a revolving credit agreement with a bank which provides for borrowings up to $7,000,000 at the prime rate, with certain LIBOR alternatives. At March 31, 1999, $5,294,634 was outstanding pursuant to the revolving credit agreement.

      The Company continues to own 698,464 shares of common stock of 3CI and warrants to purchase 226,939 shares of common stock of 3CI exercisable at $1.50 per share. The Company has no immediate plans for the disposal of the shares or warrants, and accordingly, the shares and warrants may be utilized to collateralize borrowings. At present, all the shares are pledged to secure an outstanding note payable in the principal amount of $544,000.

      The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's then outstanding warrants was declared effective in January 1997. During the six-month period ended March 31, 1999, warrants to purchase 190,000 shares were exercised generating net proceeds to the Company of $141,250. As of March 31, 1999, the Company had outstanding warrants to purchase 1,193,192 shares of common stock at exercise prices ranging from $.50 to $1.25, which if exercised would generate proceeds to the Company of approximately $1,061,000.

      The Company's research and development budget for fiscal 1999 has been estimated at $1,800,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate retail-based e-commerce applications. During the six months ended March 31, 1999, approximately $696,000 was expended for research and development.

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

      MAJOR CUSTOMERS AND CREDIT RISKS

      The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the account receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three months and six months ended March 31, 1999 and 1998:

                                                                         (Dollars in 000's)
                                                 ----------------------------------------------------------------
                                                  Three Months Ended March 31,         Six Months Ended March 31,
                                                 -----------------------------         --------------------------
                                                      1999             1998                1999          1998
                                                 ------------     ------------         -----------   ------------
         Customer A.........................     $ 2,958,037      $         --         $ 6,021,193   $         --
         Customer B.........................         956,637                --           1,795,052             --
         Customer C.........................              --         1,475,712                  --      2,184,896

      Foreign sales accounted for 3% of the Company's total sales during the three months and six months ended March 31, 1999, compared to 2% and 3% of total sales during the three months and six months ended March 31, 1998, respectively.

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

      The Company has defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. To determine the Company's state of readiness, management has conducted an initial evaluation of the Company's current computer systems, software and embedded technologies to identify those that could be affected by the Year 2000 Issue. The evaluation, which was focused on the Company's products and most critical internal operating functions, revealed that the Company's accounting and manufacturing software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded and are "off-the-shelf" products with Year 2000 compliant versions now available. The Company is in the process of upgrading these programs as well as evaluating its least critical internal operating functions, and expects to complete these projects during the quarter ending June 30, 1999.

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

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997 and will be adopted by the Company in its year-end financials for the year ending September 30, 1999.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact, if any, SFAS 133 will have on its financial position or results of operations, and plans to adopt this standard during the year ending September 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      The Company issued a press release on May 13, 1999 which indicated that one of its largest distributors, Credit Card Center, had reached a deal with Motiva Enterprises, LLC ("Motiva") to offer ATM equipment and services to more than 14,000 Shell and Texaco branded stations located in the U.S. Motiva has subsequently advised the Company that although Credit Card Center has placed ATMs in certain Shell and Texaco stations in the New York/New Jersey area, no national sales agreement is in place between the two parties

      Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") was May 11, 1999. As to all such matters which the Company did not receive notice by May 11, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS

         27     -   Financial Data Schedule

      b) REPORTS ON FORM 8-K

         The Company filed no Reports on Form 8-K during the quarter ended March 31, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIDEL TECHNOLOGIES, INC.
                                          (Registrant)

DATE:  May 21, 1999                    By: /s/  JAMES T. RASH
                                          --------------------------------------
                                          James T. Rash
                                          Principal Executive
                                          and Financial Officer

                                 EXHIBIT INDEX


       Exhibit
       No.          Description
       -------      ------------
         27     -   Financial Data Schedule