Form 10-Q
period 1999-06-30
TIDEL TECHNOLOGIES INC
filed 1999-08-20
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       or

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

                           --------------------------

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

         The number of shares of Common Stock outstanding as of the close of business on August 13, 1999 was 16,067,968.

                            TIDEL TECHNOLOGIES, INC.


                                   I N D E X

                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets as of June 30, 1999
                   and September 30, 1998 (unaudited) . . . . . . . . . . . . . . . . .         1

                Consolidated Statements of Income for the three
                   months and nine months ended June 30, 1999
                   and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .         2

                Consolidated Statements of Comprehensive Income
                   for the three months and nine months ended June 30,
                   1999 and 1998 (unaudited)  . . . . . . . . . . . . . . . . . . . . .         3

                Consolidated Statements of Cash Flows for the nine
                   months ended June 30, 1999 and 1998
                   (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

                Notes to Consolidated Financial
                   Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . .         5

     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . .         6

     Item 3.    Quantitative and Qualitative Disclosures about
                   Market Risk    . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

PART II.        OTHER INFORMATION:

     Item 1.    Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

     Item 2.    Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . .      12

     Item 3.    Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . .      12

     Item 4.    Submission of Matters to a Vote
                   Of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .      12

     Item 5.    Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

     Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .      13

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                 TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                                          June 30,         September 30,
                      ASSETS                                                1999               1998
                                                                        ------------       ------------
Current Assets:
    Cash and cash equivalents                                            $ 1,229,510        $ 1,400,148
    Trade accounts receivable, net of allowance of
        $673,061 and $693,613, respectively                               12,018,701         10,246,075
    Notes and other receivables                                            1,281,229          1,174,055
    Inventories                                                            7,005,483          6,705,756
    Deferred tax assets                                                      912,751          1,058,692
    Prepaid expenses and other                                               273,724            381,528
                                                                         -----------        -----------
            Total current assets                                          22,721,398         20,966,254

Investment in 3CI, at market value                                           480,543            917,083

Property, plant and equipment, at cost                                     3,405,256          2,843,723
    Accumulated depreciation                                              (1,719,117)        (1,550,387)
                                                                         -----------        -----------
        Net property, plant and equipment                                  1,686,139          1,293,336
Intangible assets, net of accumulated amortization of
    $991,586 and $813,190, respectively                                      708,236            797,032
Deferred tax asset                                                           207,137            207,575
Other assets                                                                 309,253             65,361
                                                                         -----------        -----------
        Total assets                                                     $26,112,706        $24,246,641
                                                                         ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                                 $ 5,422,634        $   128,000
    Accounts payable                                                       3,824,848          3,014,278
    Accrued liabilities                                                    1,439,696          2,385,929
                                                                         -----------        -----------
        Total current liabilities                                         10,687,178          5,528,207

Long-term debt                                                               384,000          5,234,604
                                                                         -----------        -----------
        Total liabilities                                                 11,071,178         10,762,811
                                                                         -----------        -----------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 16,067,968 and
        15,860,468 shares, respectively                                      160,680            158,605
    Additional paid-in capital                                            14,299,373         14,144,553
    Retained earnings                                                      2,050,707            213,364
    Accumulated other comprehensive loss - net
        unrealized loss on investment in 3CI                              (1,087,169)          (650,629)
    Stock subscriptions receivable                                          (382,063)          (382,063)
                                                                         -----------        -----------
        Total shareholders' equity                                        15,041,528         13,483,830
                                                                         -----------        -----------
        Total liabilities and shareholders' equity                       $26,112,706        $24,246,641
                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

               TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                             Three Months                            Nine Months
                                                             Ended June 30,                         Ended June 30,
                                                  ---------------------------------       ----------------------------------
                                                      1999                  1998              1999                   1998
                                                  -----------           -----------       -----------            -----------

Revenues                                          $12,380,264           $ 9,935,472       $29,727,204            $25,111,381
Cost of sales                                       8,318,589             6,180,517        19,944,417             15,700,347
                                                  -----------           -----------       -----------            -----------
    Gross profit                                    4,061,675             3,754,955         9,782,787              9,411,034

Selling, general and administrative                 2,374,901             1,792,813         6,116,611              5,207,874
Depreciation and amortization                         199,054               122,235           540,399                340,161
                                                  -----------           -----------       -----------            -----------
    Operating income                                1,487,720             1,839,907         3,125,777              3,862,999

Interest expense, net                                 103,672                99,456           303,434                297,993
                                                  -----------           -----------       -----------            -----------
Income before taxes                                 1,384,048             1,740,451         2,822,343              3,565,006

Income tax expense                                    425,000               204,000           985,000                272,000
                                                  -----------           -----------       -----------            -----------
Net income                                        $   959,048           $ 1,536,451       $ 1,837,343            $ 3,293,006
                                                  ===========           ===========       ===========            ===========

Basic earnings per share:
    Net income                                    $      0.06           $      0.10       $      0.11            $      0.21
    Weighted average common shares                ===========           ===========       ===========            ===========
        outstanding                                16,061,704            15,650,484        15,988,646             15,491,399
                                                  ===========           ===========       ===========            ===========
Diluted earnings per share:
    Net income                                    $      0.06           $      0.09       $      0.11            $      0.19
    Weighted average common and                   ===========           ===========       ===========            ===========
        dilutive shares outstanding                17,108,680            17,159,142        17,004,001             17,027,845
                                                  ===========           ===========       ===========            ===========




See accompanying notes to consolidated financial statements.

               TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (UNAUDITED)

                                                         Three Months                          Nine Months
                                                         Ended June 30,                       Ended June 30,
                                              --------------------------------     ----------------------------------
                                                 1999                  1998            1999                  1998
                                              ---------            -----------     -----------            -----------
Net income                                    $ 959,048            $ 1,536,451     $ 1,837,343            $ 3,293,006

Other comprehensive income
    (loss), net of tax:
        Unrealized (loss) gain on
            investment in 3CI                  (130,613)               113,777        (436,540)               581,499
                                              ---------            -----------     -----------            -----------
Comprehensive income                          $ 828,435            $ 1,650,228     $ 1,400,803            $ 3,874,505
                                              =========            ===========     ===========            ===========



See accompanying notes to consolidated financial statements.

                 TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                   Nine Months Ended June 30,
                                                              -----------------------------------
                                                                  1999                   1998
                                                              -----------            ------------

Cash flows from operating activities:
    Net income                                                 $ 1,837,343           $ 3,293,006
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                              540,399               340,161
        Decrease (increase) in deferred tax assets                 146,379              (593,812)
        Gain on sale of property, plant and equipment               (2,750)                   --
        Changes in assets and liabilities:
            Trade accounts receivable, net                      (1,772,626)           (1,214,694)
            Notes and other receivables                           (107,174)               56,099
            Inventories                                           (299,727)           (1,030,638)
            Prepaids and other assets                             (136,088)               23,382
            Accounts payable and accrued liabilities              (135,663)           (1,502,550)
                                                               -----------           -----------
        Net cash provided by (used in) operating activities         70,093              (629,046)
                                                               -----------           -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                    (764,086)             (428,138)
    Proceeds from sale of property, plant and equipment              2,750                    --
    Increase in intangible assets                                  (80,320)                   --
    Increase in investment in 3CI                                       --               (20,805)
                                                               -----------           -----------
        Net cash used in investing activities                     (841,656)             (448,943)
                                                               -----------           -----------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                        540,030             1,240,000
    Repayments of notes payable                                    (96,000)             (948,697)
    Proceeds from exercise of warrants                             156,895               654,485
    Payments of stock subscriptions                                     --                42,374
                                                               -----------           -----------
        Net cash provided by financing activities                  600,925               988,162
                                                               -----------           -----------
        Net decrease in cash and cash equivalents                 (170,638)              (89,827)

Cash and cash equivalents at beginning of period                 1,400,148             1,549,331
                                                               -----------           -----------
Cash and cash equivalents at end of period                     $ 1,229,510           $ 1,459,504
                                                               ===========           ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $   341,635           $   351,506
                                                               ===========           ===========
    Cash paid for taxes                                        $   991,268           $   812,231
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

(2)  INVENTORIES

     Inventories consisted of the following at June 30, 1999 and September 30, 1998:

                                                                June 30,       September 30,
                                                                  1999             1998
                                                              ------------     -------------
         Raw materials  . . . . . . . . . . . . . . . . .     $  5,579,838     $  3,993,447
         Work in process  . . . . . . . . . . . . . . . .          308,807          484,884
         Finished goods . . . . . . . . . . . . . . . . .        1,336,188        2,542,177
         Other  . . . . . . . . . . . . . . . . . . . . .          308,650          180,248
                                                              ------------     ------------
                                                                 7,533,483        7,200,756
         Inventory reserve  . . . . . . . . . . . . . . .         (528,000)        (495,000)
                                                              ------------     ------------
                                                              $  7,005,483     $  6,705,756
                                                              ============     ============

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per- share computations for net income for the three months and nine months ended June 30, 1999 and 1998:

                                                                                Weighted
                                                                              Average Shares       Per Share
                                                                Income        Outstanding            Amount
                                                          ----------------    --------------     --------------
         Three Months Ended June 30, 1999:
         ---------------------------------
         Basic earnings per share . . . . . . . . . . . .     $    959,048       16,061,704       $      .06
         Effect of dilutive warrants and options  . . . .            --           1,046,976              --
                                                              ------------      -----------       ----------
         Diluted earnings per share . . . . . . . . . . .     $    959,048       17,108,680       $      .06
                                                              ============      ===========       ==========

                                                                                Weighted
                                                                              Average Shares       Per Share
                                                                Income         Outstanding           Amount
                                                          ----------------    --------------     -------------
          Three Months Ended June 30, 1998:
         ----------------------------------
         Basic earnings per share . . . . . . . . . . . .     $  1,536,451       15,650,484       $      .10
         Effect of dilutive warrants and options  . . . .          --             1,508,658             (.01)
                                                              ------------     ------------       ----------
         Diluted earnings per share . . . . . . . . . . .     $  1,536,451       17,159,142       $      .09
                                                              ============     ============       ==========
         Nine Months Ended June 30, 1999:
         --------------------------------
         Basic earnings per share . . . . . . . . . . . .     $  1,837,343       15,988,646       $      .11
         Effect of dilutive warrants and options  . . . .          --             1,015,355            --
                                                              ------------     ------------       ----------
         Diluted earnings per share . . . . . . . . . . .     $  1,837,343       17,004,001       $      .11
                                                              ============     ============       ==========

         Nine Months Ended June 30, 1998:
         --------------------------------
         Basic earnings per share . . . . . . . . . . . .     $  3,293,006       15,491,399       $      .21
         Effect of dilutive warrants and options  . . . .          --             1,536,446             (.02)
                                                              ------------    -------------       ----------
         Diluted earnings per share . . . . . . . . . . .     $  3,293,006       17,027,845       $      .19
                                                              ============     ============       ==========

(4)  INVESTMENT IN 3CI

     The Company currently owns 698,464 shares of common stock of 3CI Complete Compliance Corporation ("3CI"), which is carried at market value. In addition, the Company owns warrants to purchase 226,939 shares of common stock of 3CI, exercisable at $1.50 per share through April 2000. At present, all the shares are pledged to secure an outstanding note payable in the amount of $512,000.

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

         PRODUCT REVENUES

         Total revenues increased $2,444,792, or 25%, for the third quarter of fiscal 1999 compared to the same quarter of 1998. On a year-to-date basis, revenues increased $4,615,823, or 18%, in fiscal 1999 compared to fiscal 1998. As discussed below, a significant increase in ATM shipments was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                                                     (Dollars in 000's)
                                                ------------------------------------------------------------
                                                Three Months Ended June 30,       Nine Months Ended June 30,
                                                ---------------------------       --------------------------
                                                    1999            1998             1999               1998
                                                 ---------       ---------        ---------          -------
         ATM  . . . . . . . . . . . . . . . .     $ 9,735          $ 7,386          $22,278          $17,513
         TACC . . . . . . . . . . . . . . . .       1,808            1,549            4,695            4,842
         Parts, service and other . . . . . .         786              678            2,220            1,969
         EMS  . . . . . . . . . . . . . . . .          51              322              534              787
                                                  -------          -------          -------          -------
                                                  $12,380          $ 9,935          $29,727          $25,111
                                                  =======          =======          =======          =======

     Unit shipments of ATMs increased 41% and 39% for the three months and nine months ended June 30, 1999, respectively, compared to the same periods in 1998. The resulting ATM product sales increased $2,349,000, or 32%, and $4,765,000, or 27%, for the three months and nine months ended June 30, 1999, respectively, compared to the same periods in 1998. Such improvement was attributable to continued strong demand for the Company's new Ignition series ATMs introduced in October 1998, and the signing of several new major distributors during the period.

     TACC product sales increased approximately $259,000, or 17%, for the quarter ended June 30, 1999 compared to the same period in 1998. Management believes this increase is due to the recent introduction of the TACC-IV model in January 1999. On a year-to-date basis, TACC sales decreased approximately $147,000, or 3%, in 1999 compared to 1998. Management believes, although there can be no assurance, TACC product sales for the year ending September 30, 1999 taken as a whole should increase when compared to 1998 due to the recent introduction of the TACC-IV model in January 1999.

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

     GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

     A comparison of certain operating information is provided in the following table:

                                                                     (Dollars in 000's)
                                                ------------------------------------------------------------
                                                Three Months Ended June 30,       Nine Months Ended June 30,
                                                ---------------------------       --------------------------
                                                    1999            1998             1999              1998
                                                 ---------       ---------        ---------          -------
         Gross profit . . . . . . . . . . . .    $  4,062         $  3,755          $ 9,783          $ 9,411
         Selling, general and administrative        2,375            1,793            6,117            5,208
         Depreciation and amortization  . . .         199              122              540              340
         Operating income . . . . . . . . . .       1,488            1,840            3,126            3,863
         Interest expense . . . . . . . . . .         104               99              303              298
         Income before taxes  . . . . . . . .       1,384            1,740            2,822            3,565
         Income taxes . . . . . . . . . . . .         425              204              985              272
         Net income . . . . . . . . . . . . .         959            1,536            1,837            3,293

     Gross profit increased $307,000 for the quarter ended June 30 1999 compared to the same period in 1998. On a year-to-date basis, gross profit increased $372,000 for 1999 compared to 1998. Gross profit as a percentage of revenue declined from 38% for the three months and nine months ended June 30, 1998 to 33% for the same periods in 1999. Such decline was primarily the result of lower average sales prices for ATM products in 1999 compared to 1998. In addition, the Company offered pricing discounts to substantially liquidate its remaining inventories of predecessor model ATMs.

     Selling, general and administrative expenses increased $582,000 and $909,000 for the three months and nine months ended June 30, 1999, respectively, compared to the same periods in 1998. The increases were primarily due to higher selling expenses associated with market expansion activities and additional payroll costs applicable to new personnel.

     Depreciation and amortization increased 63% from $122,000 in the quarter ended June 30, 1998 to $199,000 for the same period in 1999. On a year-to-date basis, depreciation and amortization expense increased 59% from $340,000 in 1998 to $540,000 in 1999. The increases were due to additions of property, plant and equipment.

     Interest expense in 1999 did not vary significantly from the 1998 amounts.

     Income taxes in 1999 included state and federal income taxes at the statutory rates while there was no provision for federal income taxes in 1998 due to utilization of net operating loss carryforwards.

                        LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of June 30, 1999 and September 30, 1998:

                                                                     (Dollars in 000's)
                                                                 ------------------------------
                                                                  June 30,        September 30,
                                                                    1999             1998
                                                                 ---------        ------------
         Working capital  . . . . . . . . . . . . . . . .         $ 12,034          $ 15,438
         Total assets . . . . . . . . . . . . . . . . . .           26,113            24,247
         Shareholders' equity . . . . . . . . . . . . . .           15,042            13,484

     The Company has a revolving credit agreement with a bank which provides for borrowings up to $7,000,000 at the prime rate, with certain LIBOR alternatives. At June 30, 1999, $5,294,634 was outstanding pursuant to the revolving credit agreement. The decrease in working capital from September 30, 1998 was primarily due to current maturities of indebtedness outstanding pursuant to the revolving credit agreement.

     The Company continues to own 698,464 shares of common stock of 3CI and warrants to purchase 226,939 shares of common stock of 3CI exercisable at $1.50 per share through April 2000. The Company has no immediate plans for the disposal of the shares or warrants, and accordingly, the shares and warrants may be utilized to collateralize borrowings. At present, all the shares are pledged to secure an outstanding note payable in the principal amount of $512,000.

     The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's then outstanding warrants was declared effective in January 1997. During the nine- month period ended June 30, 1999, warrants to purchase 207,500 shares were exercised generating net proceeds to the Company of approximately $157,000. As of June

     30, 1999, the Company had outstanding warrants to purchase 1,175,692 shares of common stock exercisable through January 2001 at exercise prices ranging from $.50 to $1.25, which if exercised would generate proceeds to the Company of approximately $1,046,000.

     The Company's research and development budget for fiscal 1999 has been estimated at $1,800,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate retail-based e-commerce applications. During the nine months ended June 30, 1999, approximately $1,378,000 was expended for research and development.

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

     Major Customers and Credit Risks

     The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the account receivable if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three months and nine months ended June 30, 1999 and 1998:

                                                                   (Dollars in 000's)
                                                 ------------------------------------------------------------
                                                 Three Months Ended June 30,       Nine Months Ended June 30,
                                                 ---------------------------       --------------------------
                                                    1999             1998             1999              1998
                                                 ---------         ---------       ----------         -------
         Customer A . . . . . . . . . . . . .    $  4,663          $  2,044         $ 10,684          $ 2,677
         Customer B . . . . . . . . . . . . .       1,572             1,241            3,367               --
         Customer C . . . . . . . . . . . . .         --              1,453               --            3,218

     Foreign sales accounted for 5% and 3% of the Company's total sales during the three months and nine months ended June 30, 1999, respectively, compared to 2% and 3% of total sales during the three months and nine months ended June 30, 1998, respectively.

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

     The Company has defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. To determine the Company's state of readiness, management has conducted an evaluation of the Company's current computer systems, software and embedded technologies to identify those that could be affected by the Year 2000 Issue. The evaluation, which was focused on the Company's products and most critical internal operating functions, revealed that the Company's accounting and manufacturing software were the major resources to have Year 2000 compliance issues. The Company is in the process of upgrading these software programs and expects to complete these projects during the quarter ended September 30, 1999.

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

     As part of the Company's Year 2000 readiness efforts, the Company has begun contacting its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, the Company has not received a sufficient number of responses to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. Accordingly, there can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     To date, the Company estimates it has expended less than $100,000 for the Year 2000 Issue, however, such amount may increase if the Company must address a significant amount of problems relating to its tube-type model ATM or for the reasons described.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact, if any, SFAS 133 will have on its financial position or results of operations, and plans to adopt this standard during the year ending September 30, 2001.

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


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has issued 207,500 shares of common stock during the nine months ended June 3, 1999 pursuant to the exercise of warrants. Such shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         27    -   Financial Data Schedule

     b)  Reports on Form 8-K

         The Company filed no Reports on Form 8-K during the quarter ended June 30, 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIDEL TECHNOLOGIES, INC.
                                        (Registrant)

DATE:  August 19, 1999               By:/s/  JAMES T. RASH
                                        ------------------
                                        James T. Rash
                                        Principal Executive
                                        and Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27                         Financial Data Schedule