Form 10-K405
period 1999-09-30
TIDEL TECHNOLOGIES INC
filed 2000-01-13
CIK 842695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 13,261,201 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on December 20, 1999 of $3.00 was $39,783,603.

The number of shares of Common Stock outstanding as of the close of business on December 20, 1999 was 16,137,968.

               ---------------------------------------------------

                            TIDEL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS*
                           ANNUAL REPORT ON FORM 10-K

               ---------------------------------------------------


                                                                                                       PAGE
                                                                                                       ----
                                     PART I

      Item 1.    Business..........................................................................        1
      Item 2.    Properties........................................................................        5
      Item 3.    Legal Proceedings.................................................................        5
      Item 4.    Submission of Matters to
                    a Vote of Security Holders.....................................................        5

                                     PART II

      Item 5.    Market for Registrant's Common
                    Equity and Related Stockholder Matters.........................................        6
      Item 6.    Selected Financial Data...........................................................        6
      Item 7.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations......................................................        7
      Item 8.    Financial Statements and Supplementary Data.......................................       12
      Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure............................................       12

                                    PART III

      Item 10.   Directors and Executive Officers of
                    the Registrant.................................................................       12
      Item 11.   Executive Compensation............................................................       14
      Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management..........................................................       15
      Item 13.   Certain Relationships and Related
                    Transactions...................................................................       17

                                     PART IV

      Item 14.   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K........................................................       17

      Signature Page     ..........................................................................       18

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

                       DESCRIPTION OF BUSINESS ACTIVITIES

     The Company develops, manufactures, sells and supports products designed for specialty retail marketers, including automated teller machines and related software (the "ATM" products); electronic cash security systems (the "Timed Access Cash Controller" or "TACC" products); and underground fuel storage monitoring and leak detection devices (the "Environmental Monitoring System" or "EMS" products). The following is a description of each product line manufactured by the Company.

     AUTOMATED TELLER MACHINE PRODUCTS

     The Company entered the ATM market in October 1992 with the introduction of the industry's first cash-dispensing ATM that utilized cost-effective, dial-up modem communications, known as AnyCard. Sales of the original AnyCard model accounted for approximately 30% of the Company's revenues from its introduction until the development of its successor, the AnyCard sc (single cassette) model.

     Sales of the single-cassette product commenced in November 1995 and comprised the majority of the Company's revenues until June 30, 1997, at which time the AnyCard td (tower design) model was introduced. The AnyCard td utilized the same electronics and software platform as the AnyCard sc, but was housed in a newly designed cabinet that offered both single and multiple cassette models. Sales of the AnyCard tds (single cassette) and tdm (multiple cassette) models comprised the majority of the Company's revenues from their introduction through September 30, 1998.

     In October 1998, the Company introduced its new Ignition Series products consisting of the IS-1000, a single cassette model, and the IS-6000, a multiple cassette model. These products now comprise all of the Company's ATM sales, as inventories of all other ATM products were liquidated in the year ended September 30, 1999, and the Company does not intend to produce any of the predecessor products in the future. During the year ended September 30, 1999, the Company had sales of ATM products to two major customers that accounted for more than 10% of sales in the amounts of $18,554,624 and $4,781,236, respectfully.

     During the year ended September 30, 1999, the Company introduced a new product, the Chameleon, which is a web-enabled, interactive, multimedia kiosk that provides users with e-commerce and point-of-sale functionality in addition to traditional ATM features. Sales of this product in commercial quantities will commence in fiscal 2000, and the development of application software and additional features will be ongoing.

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

     Sales of TACC products comprised 14% of the Company's revenues for the year ended September 30, 1999.

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

     Sales of EMS products were less than 2% of total revenues in fiscal 1999, and management has terminated marketing of EMS products to shift focus to the ATM and TACC products. However, the Company will continue to supply parts to existing EMS customers on a very limited basis.

                            RESEARCH AND DEVELOPMENT

     To protect against product obsolescence by reason of emerging technologies and ensure development of the most advanced products possible, the Company has a continuing program of research and development. Management believes the Company has established an excellent record of product conception, design, development, field testing and commercial production. The research and development budget for fiscal 2000 is approximately $3,100,000. Total research and development expenditures were approximately $1,700,000, $1,400,000 and $1,200,000 for the years ended September 30, 1999, 1998 and
     1997, respectively.

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

                               SALES AND MARKETING

     The Company markets its ATM and TACC products in the United States through Company controlled national accounts and a network of more than 150 independent distributors and dealers. The distributor network facilitates coverage of both large national accounts and diversified end-user groups.

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

                            GOVERNMENTAL REGULATIONS

     The Company's EMS unit is produced and sold to provide total compliance and documentation to the Environmental Protection Agency ("EPA") and other regulatory agencies to ensure customers' compliance with all applicable regulations relating to the detection and prevention of petroleum leaks in tanks and piping systems. The potential liability from a leaking underground storage tank is the primary motivating factor influencing the decision to install a leak detection device. The EPA and other federal agencies are responsible for the regulation and enforcement of petroleum storage and piping systems and the potential leaks therefrom.

     The Company's EMS systems are subject to numerous other state and local regulations relating to the storage and dispensing of petroleum products.

                                   COMPETITION

     Competition in the automated teller machine manufacturing business is substantial with Diebold, Incorporated and NCR Corporation dominating the marketplace. Direct competition to the Company in the off-premises automated teller machine market consists of other companies such as Triton Systems, Inc., Fujitsu Corporation, Cross Technologies, Inc. and Siemens-Nixdorf. Management believes that the quality and value offered by its ATM product line allow it to compete effectively in the off-premise market.

     Direct competition to the Company in the domestic cash controller market comes principally from NKL Industries, McGunn Safe Company, Armor Safe Company and AutoVend.

                                    EMPLOYEES

     The Company employed 144 and 122 persons at September 30, 1999 and 1998, respectively. None of the Company's employees are subject to collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationships with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in approximately 4,100 square feet at 5847 San Felipe, Suite 900, Houston, Texas 77057.

     The Company's subsidiaries occupy approximately 65,000 square feet of space in a one story building in Carrollton, Texas, under a lease expiring in January 2005. The facility houses the principal administrative offices and all manufacturing, testing, product design and research and development operations. The subsidiaries also lease approximately 10,000 square feet of warehouse space in Carrollton, Texas, under a month-to-month lease.

     At September 30, 1999, the Company owned tangible property and equipment costing approximately $3,912,000. Such amount is comprised primarily of manufacturing tools, manual and robotic welding equipment, computer equipment and systems, and vehicles used in servicing and delivery functions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on July 22, 1999, in Dallas, Texas, the following proposals were adopted by the margins indicated:

     a) Election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                                          Number of Shares
                                                                          ----------------
                                                                      For              Withheld
                                                                      ---              --------
         James T. Rash........................................     14,014,799           160,955
         James L. Britton, III................................     13,680,799           494,955
         Jerrell G. Clay......................................     13,680,799           494,955
         Mark K. Levenick.....................................     13,680,799           494,955

     b) Ratification of the selection of KPMG LLP as the Company's independent auditors for fiscal year 1999.

         For..................................................     14,087,369
         Against..............................................         28,860
         Abstentions..........................................         59,525

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                  MARKET PRICES

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "ATMS". The following table sets forth the quarterly high and low closing sales price for the Company's common stock for the two-year period ended September 30, 1999:

         Quarter Ended                                                 High              Low
         -------------                                              ----------         --------
         September 30, 1999...................................          2 1/2           1 17/32
         June 30, 1999........................................          2 7/8           1 15/16
         March 31, 1999.......................................        2 31/32             1 3/4
         December 31, 1998....................................        1 25/32            1 1/16

         September 30, 1998...................................          3 1/2             1 1/2
         June 30, 1998........................................          3 1/2            2 9/16
         March 31, 1998.......................................              4             2 1/4
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

                                     HOLDERS

     At September 30, 1999, 78% of the total 16,067,968 shares outstanding of the Company's common stock were held of record by central depository corporations and broker-dealers for the accounts of others; however, as far as the Company can determine, its common stock is owned by approximately 4,000 persons.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Report.

                                                                             Year Ended September 30,
                                                                 ------------------------------------------------
         SELECTED STATEMENT OF INCOME DATA: (1)                    1999      1998      1997      1996      1995
         ----------------------------------                      --------  --------  --------  --------  --------
         Revenues.............................................   $ 45,873  $ 33,608  $ 30,153  $ 20,111  $ 10,860
         Operating income (loss)..............................      5,117     4,325     2,590     1,598    (3,853)
         Net income (loss) (2)................................      2,936     4,240     2,117     1,215    (3,418)

         Net income (loss) per share:
            Basic.............................................   $   0.18  $   0.27  $   0.15  $   0.10  $ (0.29)
            Diluted...........................................   $   0.17  $   0.25  $   0.14  $   0.10  $ (0.29)

                                                                             Year Ended September 30,
                                                                 ------------------------------------------------
         SELECTED BALANCE SHEET DATA: (1)                          1999      1998      1997      1996      1995
         ----------------------------                            --------  --------  --------  --------  --------
         Current assets.......................................   $ 25,551  $ 20,966  $ 15,894  $  9,815  $  6,165
         Current liabilities..................................      7,528     5,528     6,517     7,594     5,526
         Working capital......................................     18,023    15,438     9,377     2,221       639
         Total assets.........................................     28,696    24,247    18,263    12,363     8,193
         Total short-term notes payable and long-term debt....      5,375     5,363     4,603     4,769     2,654
         Shareholders' equity.................................     15,922    13,484     8,092     4,129     2,027

                                                                 Three Months Ended
                                  ------------------------------------------------------------------------------
         SELECTED QUARTERLY         Sep. 30   Jun. 30   Mar. 31   Dec. 31  Sep. 30   Jun. 30   Mar. 31   Dec. 31
         FINANCIAL DATA: (1)         1999      1999      1999      1998      1998      1998      1998      1997
         ---------------          ---------  --------  --------  --------  -------  --------   -------  --------
         Revenues...............  $  16,146  $ 12,380  $ 10,286  $  7,061  $ 8,497  $  9,935   $ 9,148  $  6,028
         Gross profit...........      5,178     4,062     3,379     2,342    2,768     3,755     3,458     2,199
         Net income (2).........      1,099       959       626       252      948     1,536     1,468       288

         Net income per share:
            Basic...............  $    0.07  $   0.06  $   0.04  $   0.02  $  0.06  $   0.10   $  0.09  $   0.02
            Diluted (3).........  $    0.06  $   0.06  $   0.04  $   0.02  $  0.06  $   0.09   $  0.09  $   0.02

(1)  All amounts are in thousands, except per share dollar amounts.

(2) Income tax expense (benefit) was $1,800,000 and ($307,251) in 1999 and 1998, respectively.

(3) The sum of the quarterly amounts of diluted earnings per share does not necessarily equal diluted earnings per share for the entire fiscal year due to variations in the stock prices utilized in the calculations at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     OVERVIEW

     The Company's revenues were $45,873,000 for the year ended September 30, 1999, representing an increase of $12,265,000, or 36%, from fiscal 1998 and $15,720,000, or 52%, from fiscal 1997. Operating income for the year was $5,117,000 as compared to $4,325,000 in fiscal 1998 and $2,590,000 in fiscal 1997. Net income for the periods was not comparable inasmuch as fiscal 1997 had no income tax, fiscal 1998 included a tax benefit of $307,000, and fiscal 1999 included an income tax expense of $1,800,000.

     The significant sales growth was due to the continued strong demand for the Company's ATM products. The gross profit from these sales, offset somewhat by increased operating expenses, provided the overall improvement in operating income.

     PRODUCT REVENUES

     A breakdown of net sales by individual product line is provided in the following table:

                                                   (dollars in 000's)
                                            -------------------------------
                                             1999        1998        1997
                                            -------     -------     -------
     ATM ..............................     $35,570     $22,971     $21,000
     TACC .............................       6,579       6,477       5,783
     EMS ..............................         554       1,355         967
     Parts, service and other .........       3,170       2,805       2,403
                                            -------     -------     -------
                                            $45,873     $33,608     $30,153
                                            =======     =======     =======

     ATM sales have significantly increased in the past year due to broad customer acceptance of the new Ignition Series and the addition of new distributors to the Company's customer base.

     TACC sales have increased gradually during the three-year period as sales efforts in domestic markets have intensified.

     All marketing activities for EMS products have terminated, and the Company is phasing out of this segment of business.

     Parts, service and other revenues vary directly with sales of finished goods, and have increased accordingly.

     GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

     A comparison of certain operating information is provided in the following table:

                                                                                  (dollars in 000's)
                                                                    ---------------------------------------------
                                                                      1999               1998             1997
                                                                    ---------          --------         ---------
         Gross profit.........................................      $  14,960          $ 12,180         $  10,695
         Selling, general and administrative..................          9,030             7,366             7,628
         Depreciation and amortization........................            813               489               474
         Operating income.....................................          5,117             4,325             2,590
         Interest expense.....................................            381               392               473
         Income before taxes..................................          4,736             3,933             2,117
         Income tax expense (benefit).........................          1,800              (307)              --
         Net income...........................................          2,936             4,240             2,117

     Gross profit on product sales increased $2,780,000 and $4,265,000 from 1998 and 1997, respectively, to $14,960,000 in 1999. The gross margin in 1999 was 32.6% of product sales, compared to 36.2% in 1998 and 35.5% in 1997. The decrease in 1999 compared to 1998 resulted from a decline in average sales prices for ATM products of $512. In 1998, the average sales prices for ATM products decreased $586 from 1997, but gross margin improved slightly due to reduced manufacturing overheads from the prior year.

     Selling, general and administrative expenses were $9,030,000 in 1999, an increase of $1,664,000 from 1998, as a result of higher salaries and increased legal expenses. These costs were 19.7% of sales in 1999, a decrease from the 1998 and 1997 levels of 21.9% and 25.3%, respectively. The percentage decline relates primarily to increased sales volumes.

     Depreciation and amortization was $813,000, $489,000, and $474,000 for the years ended September 30, 1999, 1998 and 1997. The increase in 1999 compared to 1998 and 1997 related to additions of property, plant and equipment.

     Interest expense decreased from $473,000 in 1997 to $392,000 in 1998, and to $381,000 in 1999 due to the lower cost of borrowings resulting from the Company's new revolving credit facility.

     Income tax expense (benefit) in 1998 was attributable to a fourth quarter reduction in valuation allowance estimates to reflect the probable utilization of the Company's remaining deferred tax assets. This resulted in the recognition of a deferred income tax benefit of $947,000 which, when offset with current tax expense of $640,000, resulted in a net income tax benefit of $307,000. In 1999, the Company recorded a provision for income tax expense of $1,800,000, representing an effective tax rate of 38%.

                         LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company continues to improve primarily as a result of profitable operations and the infusion of capital from the exercise of warrants, as reflected in the following key indicators as of September 30, 1999, 1998 and 1997:

                                                                                  (dollars in 000's)
                                                                     --------------------------------------------
                                                                       1999              1998              1997
                                                                     --------          --------          --------
         Working capital......................................       $ 18,023          $ 15,438          $  9,377
         Total assets.........................................         28,696            24,247            18,263
         Shareholders' equity.................................         15,922            13,484             8,092

     The improvement in working capital in 1999 is principally due to net cash provided by operating activities of $2,207,022 for the year ended September 30, 1999.

     In 1999, the Company amended its existing credit agreement with a bank, providing for borrowings up to $7,000,000 at the prime rate, with certain LIBOR alternatives, until September 30, 2001. Despite a significant increase in revenues, the Company's borrowings pursuant to the revolving credit agreement were minimal during the year. At September 30, 1999, $4,894,634 was outstanding compared to $4,754,604 at September 30, 1998. See Note 8 to Notes to Consolidated Financial Statements for a description of all outstanding debt and maturities.

     The Company continues to own 698,464 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. Although the market value of 3CI common stock has recently declined, the Company does not believe that such decline represents a permanent impairment of the investment. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 680,818 shares are pledged to secure an outstanding note payable in the principal amount of $480,000.

     The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's 5,517,500 outstanding warrants was declared effective on January 29, 1997. As of September 30, 1999, the Company had outstanding warrants to purchase 1,425,692 shares of common stock at exercise prices ranging from $.50 to $2.19 per share, which expire at various dates through July 2002, and if exercised would generate proceeds to the Company of approximately $1,400,000.

     The Company's research and development budget for fiscal 2000 has been estimated at $3,100,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $1,700,000, $1,400,000, and $1,200,000 for the years ended September 30, 1999, 1998 and
     1997, respectively.

     With its present capital resources, its continuing earnings and cash flow from operations, its potential capital from the exercise of warrants, and availability of $2,100,000 from its borrowing facility, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact; if any, SFAS 133 will have on its financial position or results of operations, and plans to adopt this standard during the year ending September 30, 2001.

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

     The Company has defined Year 2000 Compliant to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000. As of January 11, 2000, the Company has not encountered any problems as a result of the year 2000 issue.

     To determine the Company's state of readiness, management conducted an evaluation of the Company's computer systems, software and embedded technologies to identify those that could be affected by the Year 2000 Issue. The evaluation, which was focused on the Company's products and most critical internal operating functions, revealed that the Company's accounting and manufacturing software were the major resources containing Year 2000 compliance issues. These resources were repaired during the year ended September 30, 1999.

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

     The Company has tested the hardware and software platforms for its ATM products already sold, excluding the Company's initial AnyCard tube-type model ATM. The discontinued tube-type model ATM contains a point-of-sale interface manufactured by a third party. In addition, this model is dependent on a certain third party host processor for its date and time information during a transaction. Neither the point-of-sale interface nor the systems of the third party host processor have been tested by the Company. The Company believes, however, that there are less than 1,500 tube-type models still in service and customer problems, if any, will be addressed as incurred.

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

     Expenditures in fiscal 1999 for the Year 2000 Issue were approximately $25,000.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2000, there would be no material impact on the Company's consolidated results of operations or financial position.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS
         WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The table below gives certain information regarding each director and each executive officer of the Company serving at September 30, 1999. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers.

         Name                       Age              Position
         ----                       ---              --------
         James T. Rash              59               Chairman, Chief Executive and Financial Officer,
                                                     and Director

         Mark K. Levenick           40               Chief Operating Officer,
                                                     President of the operating subsidiaries,
                                                     and Director

         Michael F. Hudson          47               Executive Vice President

         James L. Britton, III      64               Director

         Jerrell G. Clay            58               Director

         Charles E. Engelman        65               Advisory Director

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

     Charles E. Engelman, an advisory director since July 1999, has for more than the past 5 years managed his own investments, including controlling interest of a worldwide manufacturer of high pressure valves and tanks. Mr. Engelman earned a degree in Engineering from the University of Texas at Austin.

                              DIRECTOR COMPENSATION

     Directors of the Company receive $1,000 per meeting as compensation for their services as members of the Board of Directors. Directors who serve on board committees receive $500 per committee meeting. In addition, the directors, including the advisory director, were each granted warrants to purchase of 50,000 shares of the Company's common stock at exercise prices ranging from $1.25 to $2.19 per share during the year ended September 30, 1999.

                          BOARD OF DIRECTORS COMMITTEES

     The Board of Directors has established an Audit Committee and a Compensation Committee, each composed of Messrs. Britton and Clay, both of whom are non-officer directors. The Audit Committee is charged with reviewing the Company's financial statements, the scope and performance of the audit and non-audit services provided by the Company's independent auditors and overseeing the Company's internal accounting procedures. The Compensation Committee administers the Company's employee stock option plans, and reviews and evaluates matters with respect to the payment of direct salaries and incentive compensation to the Company's executive officers and senior management personnel.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the amount of all cash and other compensation paid by the Company for services rendered during the fiscal years ended September 30, 1999, 1998 and 1997 to Messrs. Rash, Levenick and Hudson [such individuals being all of the Company's executive officers, as such term is defined in Item 402 of Regulation S-K, whose compensation exceeded $100,000]:

                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                      Annual Compensation          Compensation
                                      -------------------          ------------
      Name and Principal
         Position                 Year      Salary       Bonus        Options
     -------------------          ----      ------       -----        -------
     James T. Rash                1999     $182,292     $ 90,000      100,000
     Chief Executive and          1998     $182,292     $   --           --
     Financial Officer            1997     $182,292     $   --           --

     Mark K. Levenick             1999     $250,000     $ 85,500      100,000
     Chief Operating Officer      1998     $195,000     $ 97,500         --
                                  1997     $193,962     $ 97,500      100,000

     Michael F. Hudson            1999     $195,000     $ 66,690       67,000
     Executive Vice President     1998     $125,000     $ 62,500         --
                                  1997     $124,538     $ 62,500       67,000

     The following table provides the number of options granted and the respective valuations to the Company's executive officers during the year ended September 30, 1999:

                              OPTION GRANTS IN THE
                          YEAR ENDED SEPTEMBER 30, 1999


                                      Individual Grants
                                --------------------------------        Potential Realizable Value at
                                            % of Total               Assumed Annual Rates of Stock Price
                                  Number     Options                    Appreciation for Option Term
                                of Shares   Granted to               -----------------------------------
                                Underlying  Employees   Exercise   Expiration         5%             10%
             Name                Options      in 1999     Price       Date           ($)             ($)
             ----               ----------  ----------  --------   ----------        ---          --------
         James T. Rash            100,000      22.6%      $1.25     11/13/08       $78,600        $199,200
         Mark K. Levenick         100,000      22.6%      $1.25     11/13/08       $78,600        $199,200
         Michael F. Hudson         67,000      15.1%      $1.25     11/13/08       $52,662        $133,464

     The following table provides the number of options exercisable by the respective optionees and the respective valuations at September 30, 1999:

                     OPTIONS EXERCISABLE AND RELATED VALUES
                               SEPTEMBER 30, 1999

                                                Number of                        Value of Unexercised
                                               Unexercised                           in-the-Money
                                                Options at                            Options at
                                            September 30, 1999                    September 30, 1999
                                                 (Shares)                                 ($)
                                        ----------------------------          ------------------------------
             Name                       Exercisable    Unexercisable          Exercisable      Unexercisable
             ----                       -----------    -------------          -----------      -------------
         James T. Rash                     80,000          100,000              $ 22,500         $ 71,875
         Mark K. Levenick                 100,000          200,000                61,562           71,875
         Michael F. Hudson                 50,000          134,000                40,625           48,156

     No options were exercised by executive officers pursuant to the Company's employee stock option plans during the years ended September 30, 1999, 1998 and 1997.

                              EMPLOYMENT AGREEMENTS

     Messrs. Levenick and Hudson, both executive officers of the Company, have employment agreements with the Company's wholly owned operating company, Tidel Engineering, L.P., which provide for minimum annual salaries of $195,000 and $125,000, respectively, over a three-year term ending July 2000, with certain change of control provisions. Similarly, three non-executive employees have employment agreements with the Company's wholly owned operating company which provide for minimum annual salaries ranging from $75,000 to $100,000 for the same term, which also contain change of control provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 20, 1999, the number of shares of common stock beneficially owned by (i) the only persons known to the Company to be the beneficial owners of more than 5% of its voting securities and (ii) each director individually and by the directors and officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                                     Name and                          Amount and
                                    Address of                         Nature of                     Percent
         Title of                   Beneficial                         Beneficial                       of
          Class                       Owner                            Ownership                     Class (1)
         --------                   ----------                         ----------                    ---------
         Common Stock               Alliance Developments               1,437,362                       8.9%
                                    One Yorkdale Road
                                    Suite 510
                                    North York, Ontario
                                    M6A 3A1

         Common Stock               James L. Britton, III                 863,500  (2)                  5.3%
                                    3272 Westheimer, #3
                                    Houston, Texas 77098

         Common Stock               James T. Rash                         680,000  (3)                  4.2%
                                    5847 San Felipe, Suite 900
                                    Houston, Texas 77057

         Common Stock               Jerrell G. Clay                       366,605  (2)                  2.3%
                                    5847 San Felipe, Suite 900
                                    Houston, Texas 77057

         Common Stock               Mark K. Levenick                      350,000  (4)                  2.1%
                                    2310 McDaniel Dr.
                                    Carrollton, Texas 75006

         Common Stock               Michael F. Hudson                      59,000  (5)                   *
                                    2310 McDaniel Dr.
                                    Carrollton, Texas 75006

         Common Stock               Directors and Officers              2,269,105  (6)                 13.4%
                                    as a group (5 persons)

*     Less than one percent.

  (1)   Based upon 16,137,968 shares outstanding as of December 20, 1999.

  (2) Includes 150,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $1.00 per share as to 50,000 shares and
        (iii) $1.25 per share as to 50,000 shares.

  (3) Includes 230,000 shares which could be acquired within 60 days upon exercise of outstanding options and warrants at exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $1.00 per share as to 50,000 shares, (iii) $1.25 per share as to 50,000 and (iv) $1.6875 per share as to 80,000 shares.

  (4) Includes 250,000 shares which could be acquired within 60 days upon exercise of outstanding warrants and options at exercise prices of (i) $0.625 per share as to 50,000 shares, (ii) $0.875 per share as to

        25,000 shares, (iii) $1.00 as to 50,000 shares, (iv) $1.25 per share as to 70,000 shares, (v) $1.4375 per share as to 25,000 shares and (vi) $1.75 per share as to 30,000 shares.

  (5) Includes of 50,000 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $0.875 per share as to 25,000 shares and (ii) $1.4375 per share as to 25,000 shares.

  (6) Includes the 150,000 shares for each of the two individuals referred to in Note (2) above, the 230,000 shares referred to in Note (3) above, the 250,000 shares referred to in Note (4) above, and the 50,000 shares referred to in Note (5) above obtainable upon exercise of outstanding warrants and options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, the Company provides certain administrative and clerical services to three entities with whom James T. Rash, Chairman, and Jerrell
     G. Clay, Director, have an affiliation. Fees earned by the Company for these services totaled $26,000 for the year ended September 30, 1999. Amounts due to the Company from these entities totaled $260,532 and $234,000 at September 30, 1999 and 1998, respectively.

     On March 30, 1997, the Company received notes with an aggregate principal balance of $743,000 in connection with the exercise of warrants to purchase common stock by James T. Rash, James L. Britton, III, Jerrell G. Clay and Mark K. Levenick, all directors of the Company. As of September 30,1999, $382,063 was outstanding pursuant to the notes. These notes are due March 31, 2000, bear interest at 10% and are secured by 500,000 shares of the Company's common stock issued thereunder.


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

                               REPORTS ON FORM 8-K

     The Company filed no report on Form 8-K during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIDEL TECHNOLOGIES, INC.
                                      (Company)


January 11, 2000                      /s/ JAMES T. RASH
                                      -----------------
                                      James T. Rash
                                      President and Principal Executive Officer

                                      /s/ JAMES T. RASH
                                      -----------------
                                      James T. Rash
                                      Principal Financial and Accounting Officer

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

SIGNATURE                                           TITLE                                    DATE
---------                                           -----                                    ----
/s/ JAMES T. RASH                                 Director                              January 11, 2000
---------------------------------
James T. Rash

/s/ JAMES L. BRITTON, III                         Director                              January 11, 2000
---------------------------------
James L. Britton, III

/s/ JERRELL G. CLAY                               Director                              January 11, 2000
---------------------------------
Jerrell G. Clay

/s/ MARK K. LEVENICK                              Director                              January 11, 2000
---------------------------------
Mark K. Levenick

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS OF TIDEL TECHNOLOGIES, INC.
         AND SUBSIDIARIES
         Independent Auditors' Report                                                                    F-2

         Consolidated Balance Sheets - September 30, 1999 and 1998                                       F-3

         Consolidated Statements of Income for the years ended
                  September 30, 1999, 1998 and 1997                                                      F-4

         Consolidated Statements of Comprehensive Income for the
                  years ended September 30, 1999, 1998 and 1997                                          F-5

         Consolidated Statements of Shareholders' Equity for the years
                  ended September 30, 1999, 1998 and 1997                                                F-6

         Consolidated Statements of Cash Flows for the years ended
                  September 30, 1999, 1998 and 1997                                                      F-7

         Notes to Consolidated Financial Statements                                                      F-8


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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                 KPMG LLP




Houston, Texas
December 10, 1999

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,
                                                                           -------------
                         ASSETS                                       1999              1998
                                                                  ------------      ------------
     Current Assets:
         Cash and cash equivalents                                $  2,423,844      $  1,400,148
         Trade accounts receivable, net of allowance of
             $566,917 and $693,613, respectively                    15,137,056        10,246,075
         Notes and other receivables                                   897,368         1,174,055
         Inventories                                                 6,128,741         6,705,756
         Deferred tax assets                                           738,691         1,058,692
         Prepaid expenses and other                                    225,599           381,528
                                                                  ------------      ------------
                 Total current assets                               25,551,299        20,966,254

     Investment in 3CI, at market value                                261,924           917,083

     Property, plant and equipment, at cost                          3,912,348         2,843,723
         Accumulated depreciation                                   (1,932,575)       (1,550,387)
                                                                  ------------      ------------
             Net property, plant and equipment                       1,979,773         1,293,336

     Intangible assets, net of accumulated amortization of
         $1,039,364 and $813,190, respectively                         661,709           797,032
     Deferred tax asset                                                195,390           207,575
     Other assets                                                       45,974            65,361
                                                                  ------------      ------------
             Total assets                                         $ 28,696,069      $ 24,246,641
                                                                  ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
         Current maturities of long-term debt                     $    128,000      $    128,000
         Accounts payable                                            5,285,591         3,014,278
         Accrued liabilities                                         2,114,314         2,385,929
                                                                  ------------      ------------
             Total current liabilities                               7,527,905         5,528,207

     Long-term debt                                                  5,246,634         5,234,604
                                                                  ------------      ------------
             Total liabilities                                      12,774,539        10,762,811
                                                                  ------------      ------------

     Commitments and contingencies

     Shareholders' Equity:
         Common stock, $.01 par value, authorized 100,000,000
             shares; issued and outstanding 16,067,968 and
             15,860,468 shares, respectively                           160,680           158,605
         Additional paid-in capital                                 14,299,373        14,144,553
         Retained earnings                                           3,149,328           213,364
         Stock subscriptions receivable                               (382,063)         (382,063)
         Accumulated other comprehensive loss                       (1,305,788)         (650,629)
                                                                  ------------      ------------
             Total shareholders' equity                             15,921,530        13,483,830
                                                                  ------------      ------------
             Total liabilities and shareholders' equity           $ 28,696,069      $ 24,246,641
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                        YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------
                                                 1999             1998              1997
                                             ------------     ------------      ------------
Revenues                                     $ 45,873,341     $ 33,607,533      $ 30,152,873
Cost of sales                                  30,912,917       21,427,255        19,458,044
                                             ------------     ------------      ------------
    Gross profit                               14,960,424       12,180,278        10,694,829

Selling, general and administrative             9,030,171        7,366,444         7,630,782
Depreciation and amortization                     813,332          489,201           474,274
                                             ------------     ------------      ------------
    Operating income                            5,116,921        4,324,633         2,589,773

Interest expense, net                             380,957          392,258           472,553
                                             ------------     ------------      ------------
Income before taxes                             4,735,964        3,932,375         2,117,220

Income tax expense (benefit)                    1,800,000         (307,251)             --
                                             ------------     ------------      ------------
Net income                                   $  2,935,964     $  4,239,626      $  2,117,220
                                             ============     ============      ============


Basic earnings per share:
    Net income                               $       0.18     $       0.27      $       0.15
                                             ============     ============      ============
    Weighted average common shares
        outstanding                            16,008,639       15,569,849        13,663,819
                                             ============     ============      ============

Diluted earnings per share:
    Net income                               $       0.17     $       0.25      $       0.14
                                             ============     ============      ============
    Weighted average common and
        dilutive shares outstanding            16,968,412       16,896,688        15,414,309
                                             ============     ============      ============


See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                                                                YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                        1999             1998            1997
                                                     -----------      -----------     -----------

Net income                                           $ 2,935,964      $ 4,239,626     $ 2,117,220

Other comprehensive income (loss):
     Unrealized (loss) gain on investment in 3CI        (655,159)         342,774        (340,409)
                                                     -----------      -----------     -----------
Comprehensive income                                 $ 2,280,805      $ 4,582,400     $ 1,776,811
                                                     ===========      ===========     ===========




See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      RETAINED
                                    SHARES                        ADDITIONAL          EARNINGS                           TOTAL
                                  ISSUED AND        COMMON          PAID-IN         (ACCUMULATED                     SHAREHOLDERS'
                                  OUTSTANDING        STOCK          CAPITAL            DEFICIT)         OTHER            EQUITY
                                ---------------  --------------  --------------    --------------  --------------   --------------
Balance, October 1, 1996         12,397,404          123,974       10,801,273        (6,143,482)         (652,994)        4,128,771


Conversion of note payable
  to common stock                   120,000            1,200           58,800              --                --              60,000
Exercise of warrants, net of
  registration costs              2,333,646           23,337        2,524,087              --                --           2,547,424
Issuance of warrants                   --               --              3,252              --                --               3,252
Net income                             --               --               --           2,117,220              --           2,117,220
Stock subscriptions receivable         --               --               --                --            (424,437)         (424,437)
Unrealized loss on
  investment in 3CI                    --               --               --                --            (340,409)         (340,409)
                                 ----------     ------------      -----------       -----------        ----------       -----------
Balance, September 30, 1997      14,851,050          148,511       13,387,412        (4,026,262)       (1,417,840)        8,091,821

Exercise of warrants              1,009,418           10,094          757,141              --                --             767,235
Net income                             --               --               --           4,239,626              --           4,239,626
Payments of stock
  subscriptions receivable             --               --               --                --              42,374            42,374
Unrealized gain on
  investment in 3CI                    --               --               --                --             342,774           342,774
                                 ----------     ------------      -----------       -----------        ----------       -----------

Balance, September 30, 1998      15,860,468          158,605       14,144,553           213,364        (1,032,692)       13,483,830

Exercise of warrants                207,500            2,075          154,820              --                --             156,895
Net income                             --               --               --           2,935,964              --           2,935,964
Unrealized loss on
  investment in 3CI                    --               --               --                --            (655,159)         (655,159)
                                 ----------     ------------      -----------       -----------        ----------       -----------

Balance, September 30, 1999      16,067,968     $    160,680      $14,299,373       $ 3,149,328       $(1,687,851)      $15,921,530
                                 ==========     ============      ===========       ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                YEAR ENDED SEPTEMBER 30,
                                                                     ---------------------------------------------
                                                                         1999             1998            1997
                                                                     -----------      -----------      -----------
     Cash flows from operating activities:
         Net income                                                  $ 2,935,964      $ 4,239,626      $ 2,117,220
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
             Depreciation and amortization                               813,332          489,201          474,274
             Deferred taxes                                              332,186         (947,457)        (318,810)
             (Gain) loss on sale of property, plant and equipment        (12,195)            (400)          28,283
             Changes in assets and liabilities:
                 Trade accounts receivable, net                       (4,890,981)      (1,513,995)      (3,497,773)
                 Notes and other receivables                             276,687         (640,104)        (116,278)
                 Inventories                                             577,015       (2,497,396)        (866,874)
                 Prepaids and other assets                               175,316         (136,378)         (36,875)
                 Accounts payable and accrued liabilities              1,999,698         (168,122)       2,102,843
                                                                     -----------      -----------      -----------
             Net cash provided by (used in) operating activities       2,207,022       (1,175,025)        (113,990)
                                                                     -----------      -----------      -----------

     Cash flows from investing activities:
         Purchases of property, plant and equipment                   (1,282,875)        (724,844)        (660,928)
         Proceeds from sale of property, plant and equipment              12,195              400           40,050
         Increase in intangible assets                                   (81,571)        (116,385)            --
         Increase in investment in 3CI                                      --            (20,804)            --
                                                                     -----------      -----------      -----------
             Net cash used in investing activities                    (1,352,251)        (861,633)        (620,878)
                                                                     -----------      -----------      -----------

     Cash flows from financing activities:
         Proceeds from borrowings of long-term debt                      140,030        1,740,000        4,549,604
         Repayments of notes payable                                    (128,000)        (980,697)      (4,616,439)
         Proceeds from exercise of warrants                              156,895          767,235        1,765,674
         Proceeds from issuance of warrants                                 --               --              3,252
         Payments of stock subscription notes                               --            360,937             --
                                                                     -----------      -----------      -----------
             Net cash provided by financing activities                   168,925        1,887,475        1,702,091
                                                                     -----------      -----------      -----------
             Net increase (decrease) in cash and cash equivalents      1,023,696         (149,183)         967,223

     Cash and cash equivalents at beginning of period                  1,400,148        1,549,331          582,108
                                                                     -----------      -----------      -----------
     Cash and cash equivalents at end of period                      $ 2,423,844      $ 1,400,148      $ 1,549,331
                                                                     ===========      ===========      ===========

     Supplemental disclosure of cash flow information:
         Cash paid for interest                                      $   459,636      $   462,297      $   547,069
                                                                     ===========      ===========      ===========
         Cash paid for taxes, net of refunds receivable              $ 1,539,549      $   451,182      $    92,470
                                                                     ===========      ===========      ===========

     Supplemental disclosure of noncash financing activities:
         Notes received for warrant conversions                      $      --        $      --        $   743,000
                                                                     ===========      ===========      ===========
         Conversion of note payable to common stock                  $      --        $      --        $    60,000
                                                                     ===========      ===========      ===========
         Noncash exercise of warrants                                $      --        $      --        $    38,750
                                                                     ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Tidel Technologies, Inc. (the "Company") is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines and related software, electronic cash security systems, and underground fuel storage monitoring and leak detection devices primarily in the United States.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values.

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

IMPAIRMENT OF LONG-LIVED ASSETS
The Company's long-lived assets and certain identifiable intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

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

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development costs charged to expense approximated $1,700,000, $1,400,000 and $1,200,000 for the years ended September 30, 1999, 1998 and 1997.

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

INVESTMENT SECURITIES
In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies its investment in 3CI Complete Compliance Corporation ("3CI") as available for sale, with unrealized gains and losses excluded from earnings and recorded as a component of other comprehensive income.

NET INCOME PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), the Company computes and presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from options, warrants and convertible securities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments. Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments included in current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long-term debt approximates its fair value because the interest rates approximate market.

(2)      MAJOR CUSTOMERS AND CREDIT RISKS

The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. In addition, one major customer has pledged additional collateral to the Company. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.

During the year ended September 30, 1999, the Company had sales to two major customers that accounted for more than 10% of sales in the amounts of $18,554,624 and $4,781,236. During the year ended September 30, 1998, the Company had such sales to two major customers in the amounts of $3,526,941 and $3,520,910. During the year ended September 30, 1997, the Company had such sales to one major customer in the amount of $3,970,227.

Foreign sales accounted for 5%, 4% and 5% of the Company's total sales during the years ended September 30, 1999, 1998 and 1997, respectively. Foreign sales are transacted in U.S. dollars.

(3)      NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of the following at September 30, 1999 and 1998:

                                                                    1999              1998
                                                                -------------     -------------
         Federal income tax refunds...........................  $        --        $    621,049
         Non-trade notes and accounts.........................        897,368           553,006
                                                                -------------      ------------
                                                                $     897,368      $  1,174,055
                                                                =============      ============

In connection with the exercise of warrants to purchase common stock by certain directors on March 30, 1997, the Company received promissory notes with an aggregate principal balance of $743,000. The notes are due March 31, 2000, bear interest at an annual rate of 10%, and are secured by 500,000 shares of the Company's common stock issued thereunder. At September 30, 1999, the notes had an aggregate balance of $382,063 which has been recorded as stock subscriptions receivable and included as a separate component of shareholders' equity.

At September 30, 1999, the Company had a note due from a non-affiliated corporation with an outstanding principal balance of $163,058. The note bears interest at 12% per annum and is secured by the personal guaranty of the majority shareholder of the corporation and a pledge of outstanding common stock of the corporation. The note matures March 31, 2000. Non-trade accounts also include amounts due from related parties as described in Note 15.

(4)      INVENTORIES

Inventories consisted of the following at September 30, 1999 and 1998:

                                                                    1999               1998
                                                                 ------------      ------------
         Raw materials........................................   $  5,200,887      $  3,993,447
         Work in process......................................         36,749           484,884
         Finished goods.......................................        590,852         2,542,177
         Other................................................        384,963           180,248
                                                                 ------------      ------------
                                                                    6,213,451         7,200,756
         Inventory reserve....................................        (84,710)         (495,000)
                                                                 ------------      ------------
                                                                 $  6,128,741      $  6,705,756
                                                                 ============      ============

(5)      INVESTMENT IN 3CI

The Company owned 698,464 shares of 3CI common stock at September 30, 1999 and 1998 with a market value of $261,924 ($.375 per share) and $917,083 ($1.313 per share), respectively. In accordance with the provisions of SFAS No. 115, the Company recorded an unrealized loss of $655,159 and an unrealized gain of $342,774 as components of other comprehensive income, net of tax at September 30, 1999 and 1998, respectively.

In addition, the Company owns 226,939 warrants to purchase 3CI common stock at $1.50 per share exercisable through April 2000, which have no carrying value.

(6)      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 1999 and 1998:

                                                                     1999              1998          Useful Life
                                                                 -------------     ------------      -------------
         Machinery and equipment..............................   $  2,235,371      $  1,342,038      2 - 10 years
         Computer equipment and systems.......................        958,332           967,857      2 - 7  years
         Furniture, fixtures and other improvements...........        718,645           533,828      3 - 5  years
                                                                 ------------      ------------
                                                                 $  3,912,348      $  2,843,723
                                                                 ============      ============

Depreciation expense was $596,438, $368,825 and $327,661 for the years ended September 30, 1999, 1998 and 1997, respectively. Repairs and maintenance expense was $112,637, $56,330 and $95,338 for the years ended September 30, 1999, 1998 and 1997, respectively.

(7)      INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 1999 and 1998:


                                                                    1999              1998
                                                                -------------     -------------
         Electronic cash security systems:
            Software..........................................  $     350,000     $     350,000
            Proprietary technology............................        417,000           417,000
         Other................................................        350,849           259,998
         Goodwill.............................................        583,224           583,224
         Accumulated amortization.............................     (1,039,364)         (813,190)
                                                                -------------     -------------
                                                                $     661,709     $     797,032
                                                                =============     =============

(8)      LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1999 and 1998:

                                                                    1999                1998
                                                                -------------     -------------
         Revolving credit note payable to bank, due
            September 30, 2001, interest payable monthly at
            prime (8.25% and 8.5% at September 30, 1999 and
            1998, respectively)...............................   $  4,894,634      $  4,754,604
         Term note payable to bank, payable in quarterly
            installments of $32,000 plus accrued interest
            at 8.4% through May 31, 2003......................        480,000           608,000
                                                                -------------     -------------
         Total long-term debt.................................      5,374,634         5,362,604
            Less: current maturities..........................       (128,000)         (128,000)
                                                                -------------     -------------
         Long-term debt, less current maturities..............   $  5,246,634      $  5,234,604
                                                                 ============      ============


The Company has a credit agreement with a bank which provides for a $7,000,000 revolving line of credit, of which $2,105,366 was unused and available at September 30, 1999, and a $640,000 term loan. The facility is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the revolving line of credit are limited to the balance of eligible accounts receivable and inventory, and accrue interest at the prime rate with certain LIBOR alternatives. The term loan is payable in quarterly principal installments of $32,000 together with accrued interest at 8.4% per annum. Borrowings under the revolving line of credit mature in September 2001 and the term loan matures in May 2003. The credit agreement includes covenants which among other things, require the maintenance of specified financial ratios, restrict payments of dividends and limit the amount of capital expenditures. The Company was in compliance with all covenants at September 30, 1999.

The scheduled maturities of long-term debt outstanding at September 30, 1999 are summarized as follows: $128,000 in 2000, $5,022,634 in 2001, $128,000 in 2002
and $96,000 in 2003.

(9)      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 1999 and 1998:

                                                                    1999                1998
                                                                 ------------      ------------
         Wages and related benefits...........................  $     822,928      $    758,745
         Reserve for warranty charges.........................        714,325           612,525
         Taxes:
               Federal income.................................        175,000            --
               State franchise................................         --               428,307
               Sales and use..................................         97,514           180,657
               Ad valorem.....................................        159,460           150,807
         Other................................................        145,087           254,888
                                                                 ------------      ------------
                                                                 $  2,114,314      $  2,385,929
                                                                 ============      ============

(10)     WARRANTS

The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's then outstanding warrants was declared effective on January 29, 1997. The warrants related to grants made in connection with debt and equity issues, acquisitions, directors' remuneration and various services rendered. From the effective date through September 30, 1999, warrants to purchase 3,550,564 shares have been exercised generating proceeds to the Company of $3,471,554, net of registration costs of $109,982, and warrants to purchase 791,244 shares have expired unexercised. During the year ended September 30, 1999, 207,500 warrants were exercised generating proceeds of $156,895.

During the year ended September 30, 1999, the Company issued warrants to purchase 250,000 shares of common stock for directors' remuneration at exercise prices ranging from $1.25 to $2.19; such prices being equal to the fair market value of the common stock at the date of the grants. At September 30, 1999, the Company had outstanding warrants to purchase 1,425,692 shares of common stock which expire at various dates through July 2002. The warrants have exercise prices ranging from $0.50 to $2.19 per share and, if exercised, would generate proceeds to the Company of approximately $1,400,000.

(11)     EMPLOYEE STOCK OPTION PLANS

The Company adopted a Long-Term Incentive Plan in 1997 (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1997 Plan authorizes grants of options to purchase up to 1,000,000 shares of common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. At September 30, 1999, there were 277,500 additional shares available for grant under the 1997 Plan.

The Company's predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of common stock, all of which were outstanding at September 30, 1999.

The weighted-average fair value per share of stock options granted during 1999, 1998 and 1997 was $.78, $1.39 and $1.98, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 6.0%, expected life of 4 years, expected volatility of 80.16%, and an expected dividend yield of 0% for the 1999 granted options; a risk-free interest rate of 5.62%, expected life of 4 years, expected volatility of 75.66%, and an expected dividend yield of 0% for the 1998 granted options; and a risk-free interest rate of 6.49%, expected life of 4 years, expected volatility of 118.05%, and an expected dividend yield of 0% for the 1997 granted options.

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


                                                                     1999              1998              1997
                                                                 ------------      ------------      ------------
         Net income:
            As reported.......................................   $  2,935,964      $  4,239,626      $  2,117,220
            Pro forma.........................................      2,717,847         4,087,605         1,963,959

         Basic earnings per share:
            As reported.......................................           0.18              0.27              0.15
            Pro forma.........................................           0.17              0.26              0.14

         Diluted earnings per share:
            As reported.......................................           0.17              0.25              0.14
            Pro forma.........................................           0.16              0.24              0.13

At September 30, 1999, the range of exercise prices was $0.69 to $1.69 per share under the 1989 Plan and $1.25 to $2.50 per share under the 1997 Plan. At September 30, 1999 and 1998, the weighted-average remaining contractual life of the outstanding options was 6.8 and 6.7 years, respectively. Stock option activity during the periods indicated was as follows:

                                                                 Number of   Weighted average
                                                                  shares      exercise price
                                                                 ----------  ----------------
         Balance at October 1, 1996...........................     468,250         1.33
            Granted...........................................     291,300         2.50
                                                                 ---------
         Balance at September 30, 1997........................     759,550         1.78
            Granted...........................................      10,000         2.31
            Canceled..........................................     (15,000)       (1.16)
                                                                 ---------
         Balance at September 30, 1998........................     754,550         1.80
            Granted...........................................     442,400         1.25
            Canceled..........................................     (36,200)       (1.70)
                                                                 ---------
         Balance at September 30, 1999........................   1,160,750         1.59
                                                                 =========

At September 30, 1999 and 1998, the number of options exercisable was 438,250 and 453,250, respectively, at a weighted-average price of $1.34 per share.

(12)     INCOME TAXES

Income tax expense (benefit) attributable to income from operations consisted of the following for the years ended September 30, 1999, 1998 and 1997:

                                                                     1999             1998             1997
                                                                 ------------     -------------    ------------
         Federal current tax expense..........................   $  1,376,010     $     225,755    $    318,810
         State current tax expense............................         91,804           414,451            --
         Federal deferred tax expense (benefit)...............        233,854          (849,125)       (318,810)
         State deferred tax expense (benefit).................         98,332           (98,332)           --
                                                                 ------------     -------------    ------------
                                                                 $  1,800,000     $    (307,251)   $       --
                                                                 ============     =============    ============

Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                                     1999             1998             1997
                                                                 ------------     -------------    --------------
         Computed "expected" tax expense......................   $  1,610,228      $  1,337,007     $     719,855
         Change in valuation allowances.......................         --            (1,938,458)         (691,099)
         State taxes, net of benefit..........................        125,490           208,639              --
         Nondeductible items and permanent differences........         56,632            36,355            29,000
         Other................................................          7,650            49,206           (57,756)
                                                                 ------------     -------------     -------------
                                                                 $  1,800,000     $    (307,251)    $        --
                                                                 ============     =============     =============

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 1999 and 1998:

                                                                    1999               1998
                                                                -------------     -------------
         Deferred tax assets:
            Intangible assets.................................   $    176,091      $    207,575
            Accounts receivable...............................        192,752           256,428
            Inventories.......................................        204,642           292,136
            Investment in 3CI.................................        560,474           329,842
            Accrued expenses..................................        368,633           437,826
            Other.............................................           --
            Net operating loss carryforward...................           --              23,038
                                                                 ------------      ------------
               Total gross deferred tax assets................      1,502,592         1,596,109
            Less: valuation allowance.........................       (560,474)         (329,842)
                                                                 ------------      ------------
               Net deferred tax assets........................        942,118         1,266,267

            Other deferred tax liabilities....................          8,037              --
                                                                 ------------      ------------
         Net deferred tax assets..............................   $    934,081      $  1,266,267
                                                                 ============      ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not expected to be utilized.

(13)     EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 1999, 1998 and 1997:

                                                                                     Weighted
                                                                      Net          Average Shares   Per Share
                                                                    Income          Outstanding      Amount
                                                                  ------------     --------------  -----------
         Year Ended September 30, 1999:
         Basic earnings per share.............................   $  2,935,964        16,008,639   $      0.18
         Effect of dilutive warrants and options..............           --             959,773         (0.01)
                                                              ---------------------------------   ------------
         Diluted earnings per share...........................   $  2,935,964        16,968,412   $      0.17
                                                                 ============      ============   ===========

         Year Ended September 30, 1998:
         Basic earnings per share.............................   $  4,239,626        15,569,849   $      0.27
         Effect of dilutive warrants and options..............           --           1,326,839         (0.02)
                                                              ------------------- -------------   -----------
         Diluted earnings per share...........................   $  4,239,626        16,896,688   $      0.25
                                                                 ============      ============   ===========

         Year Ended September 30, 1997:
         Basic earnings per share.............................   $  2,117,220        13,663,819   $      0.15
         Effect of dilutive warrants, options and
            convertible notes.................................          1,200         1,750,490         (0.01)
                                                              ----------------    -------------   -----------
         Diluted earnings per share...........................   $  2,118,420        15,414,309   $      0.14
                                                                 ============      ============   ===========

(14)     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2005. Rental expense under these leases for the years ended September 30, 1999, 1998 and 1997 was approximately $366,128, $382,000 and $355,000, respectively. The Company has approximate future lease commitments as follows:

                                                                    Amount
                                                                 ------------
         Year Ending September 30:
            2000..............................................   $    370,024
            2001..............................................        298,654
            2002..............................................        294,901
            2003..............................................        294,901
            2004..............................................        294,069
         Thereafter ..........................................         97,968
                                                                 ------------
                                                                 $  1,650,517
                                                                 ============

(15)    RELATED PARTY TRANSACTIONS

From time to time, the Company provides certain administrative and clerical services to three entities with which certain directors have an affiliation. Fees earned by the Company for these services totaled approximately $26,000, $42,000 and $72,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Amounts due to the Company from these entities totaled $260,532 and $234,100 at September 30, 1999 and 1998, respectively.

                                                                      SCHEDULE I
                            TIDEL TECHNOLOGIES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------      ------------
                          ASSETS

Current Assets:
    Cash and cash equivalents                                $    148,962      $    116,095
    Notes and other receivables                                   761,410           415,227
    Prepaid expenses and other assets                              48,970           670,935
                                                             ------------      ------------
        Total current assets                                      959,342         1,202,257

Investment in 3CI, at market value                                261,924           917,083

Property, plant and equipment, at cost                            125,394           106,839
    Accumulated depreciation                                      (85,411)          (68,799)
                                                             ------------      ------------
        Net property, plant and equipment                          39,983            38,040

Investment in subsidiaries, at equity                          14,001,431        10,408,994
Receivables from subsidiaries                                   1,418,142         1,814,032
Other assets                                                        6,015             6,015
                                                             ------------      ------------
        Total assets                                         $ 16,686,837      $ 14,386,421
                                                             ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                     $    128,000      $    128,000
    Accounts payable                                               41,591           191,735
    Accrued liabilities                                           243,716           102,856
                                                             ------------      ------------
        Total current liabilities                                 413,307           422,591

Long-term debt                                                    352,000           480,000
                                                             ------------      ------------
        Total liabilities                                         765,307           902,591
                                                             ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 16,068,968 and
        15,860,468 shares, respectively                           160,680           158,605
    Additional paid-in capital                                 14,299,373        14,144,553
    Retained earnings                                           3,149,328           213,364
    Stock subscriptions receivable                               (382,063)         (382,063)
    Accumulated other comprehensive loss                       (1,305,788)         (650,629)
                                                             ------------      ------------
        Total shareholders' equity                             15,921,530        13,483,830
                                                             ------------      ------------
        Total liabilities and shareholders' equity           $ 16,686,837      $ 14,386,421
                                                             ============      ============


See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                     YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------
                                                               1999            1998             1997
                                                           -----------      -----------      -----------
Revenues                                                   $      --        $      --        $      --

Costs and expenses:
Selling, general and administrative                            992,790          738,433          710,281
Depreciation and amortization                                   16,612           13,474           27,694
                                                           -----------      -----------      -----------
    Operating loss                                          (1,009,402)        (751,907)        (737,975)

Interest income (expense), net                                  29,929          (18,322)        (159,100)
                                                           -----------      -----------      -----------
Loss before equity in income of subsidiaries and taxes        (979,473)        (770,229)        (897,075)

Equity in income of subsidiaries                             3,590,437        3,895,705        1,804,475
                                                           -----------      -----------      -----------
Income before taxes                                          2,610,964        3,125,476          907,400

Income tax benefit                                             325,000        1,114,150        1,209,820
                                                           -----------      -----------      -----------
Net income                                                   2,935,964        4,239,626        2,117,220

Other comprehensive income (loss):
   Unrealized (loss) gain on investment in 3CI                (655,159)         342,774         (340,409)
                                                           -----------      -----------      -----------
Comprehensive income                                       $ 2,280,805      $ 4,582,400      $ 1,776,811
                                                           ===========      ===========      ===========



See accompanying notes to condensed financial information of registrant.

                       TIDEL TECHNOLOGIES, INC.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           (PARENT COMPANY)
                  CONDENSED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                 ---------------------------------------------
                                                                     1999            1998              1997
                                                                 -----------      -----------      -----------
Cash flows from operating activities:
    Net income                                                   $ 2,935,964      $ 4,239,626      $ 2,117,220
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                 16,612           13,474           27,694
        Deferred taxes                                              (325,000)      (1,114,150)      (1,209,820)
        Equity in income of subsidiaries                          (3,590,437)      (3,895,705)      (1,804,475)
        Changes in assets and liabilities:
            Notes and other receivables                             (346,183)         (92,540)        (237,660)
            Prepaid expenses and other assets                        946,965         (609,325)         (37,942)
            Receivables from subsidiaries                            395,890          835,308             --
            Accounts payable and accrued liabilities                  (9,284)         (56,908)          82,857
                                                                 -----------      -----------      -----------
        Net cash provided by (used in) operating activities           24,527         (680,220)      (1,062,126)
                                                                 -----------      -----------      -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                       (18,555)         (11,512)          (7,573)
    Increase in investment in 3CI                                       --            (20,804)            --
    Investment in subsidiaries                                        (2,000)            --               --
                                                                 -----------      -----------      -----------
        Net cash used in investing activities                        (20,555)         (32,316)          (7,573)
                                                                 -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                             --            640,000          895,000
    Repayments of notes payable                                     (128,000)        (972,000)      (1,956,250)
    Proceeds from exercise of warrants                               156,895          767,235        1,765,674
    Proceeds from issuance of warrants                                  --               --              3,252
    Payments of stock subscription notes                                --            360,937             --
                                                                 -----------      -----------      -----------
        Net cash provided by financing activities                     28,895          796,172          707,676
                                                                 -----------      -----------      -----------
        Net increase (decrease) in cash and cash equivalents          32,867           83,636         (362,023)

Cash and cash equivalents at beginning of year                       116,095           32,459          394,482
                                                                 -----------      -----------      -----------
Cash and cash equivalents at end of year                         $   148,962      $   116,095      $    32,459
                                                                 ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $    48,751      $    93,559      $   243,402
                                                                 ===========      ===========      ===========
    Cash paid for taxes, net of refunds receivable               $ 1,055,730      $   451,182      $    92,470
                                                                 ===========      ===========      ===========

Supplemental disclosure of noncash financing activities:
    Conversion of note payable to common stock                   $      --        $      --        $      --
                                                                 ===========      ===========      ===========
    Notes received for warrant conversions                       $      --        $      --        $   743,000
                                                                 ===========      ===========      ===========
    Noncash exercise of warrants                                 $      --        $      --        $    38,750
                                                                 ===========      ===========      ===========



See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)      LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1999 and 1998:

                                                                    1999                1998
                                                                 ------------       -----------
         Term note payable to bank, payable in quarterly
            installments of $32,000 plus accrued interest
            at 8.4% through May 31, 2003, secured by
            substantially all of the assets of the parent
            company and subsidiaries..........................   $    480,000       $   608,000
                                                                 ------------       -----------
         Total long-term debt.................................        480,000           608,000
            Less: current maturities..........................       (128,000)         (128,000)
                                                                 ------------       -----------
         Long-term debt, less current maturities..............   $    352,000       $   480,000
                                                                 ============       ===========


(B)      GUARANTEES

The parent company and its subsidiaries have guaranteed the revolving credit note issued by its wholly owned operating company, Tidel Engineering, L.P., to a bank in the maximum principal amount of $7,000,000 due September 30, 2001 (the "Revolving Credit Note"). At September 30, 1999, $4,894,634 was outstanding pursuant to the Revolving Credit Note.


(C)      DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to the parent company by its subsidiaries as of September 30, 1999. The Company's wholly owned operating company, Tidel Engineering, L.P., is restricted from paying dividends to the parent company and its subsidiaries pursuant to the Revolving Credit Note.


(D)      INCOME TAXES

The parent company and its subsidiaries (collectively the "Companies") have entered into a tax sharing agreement providing that each of the Companies will be responsible for its tax liability for the years that the Companies were included in the parent company's consolidated income tax returns. Income taxes have been allocated to each of the Companies based on its pretax income and calculated on a separate company basis. Further, the agreement provides for reimbursements to the parent company for payment of the consolidated tax liability based on the allocations, and compensates each of the Companies for use of its losses or tax credits. As a result of the agreement, the parent company recognized tax benefits of $325,000, $1,114,150 and $1,209,820 for the years ended September 30, 1999, 1998 and 1997, respectively.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)


(E)      AFFILIATED TRANSACTIONS

From time to time, the parent company provides certain administrative and clerical services to three entities with which certain directors have an affiliation. Fees earned by the parent company for these services totaled approximately $26,000, $42,000 and $72,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Amounts due to the Company from these entities totaled $260,532 and $234,100 at September 30, 1999 and 1998, respectively.

On March 30, 1997, the Company received notes with an aggregate principal balance of $743,000 in connection with the exercise of warrants to purchase common stock by certain directors. As of September 30, 1999, $382,063 was outstanding pursuant to the notes.

The subsidiaries paid management fees to the parent company in the aggregate amount of $180,000 per annum in each of the years ended September 30, 1999, 1998 and 1997. In addition, the parent company bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest bearing advances for working capital purposes.

                                                                    SCHEDULE II

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                 ADDITIONS
                                              BALANCE AT         CHARGED TO       CHARGED TO                          BALANCE AT
                                              BEGINNING          COSTS AND          OTHER                                END OF
              CLASSIFICATION                  OF PERIOD           EXPENSES         ACCOUNTS          DEDUCTIONS          PERIOD
-----------------------------------------     ----------         ----------       ----------         ----------       -----------

For the year ended September 30, 1999:
        Allowance for doubtful accounts        $  693,613        $     --          $     --          $  126,696        $  566,917
        Inventory reserve                         495,000            80,000              --             490,290            84,710
                                               ----------        ----------        ----------        ----------        ----------
                                               $1,188,613        $   80,000        $     --          $  616,986        $  651,627
                                               ==========        ==========        ==========        ==========        ==========

For the year ended September 30, 1998:
        Allowance for doubtful accounts        $  750,347        $   50,000        $   16,435        $  123,169        $  693,613
        Inventory reserve                         512,000            40,000              --              57,000           495,000
                                               ----------        ----------        ----------        ----------        ----------
                                               $1,262,347        $   90,000        $                 $  180,169        $1,188,613
                                               ==========        ==========        ==========        ==========        ==========

For the year ended September 30, 1997:
        Allowance for doubtful accounts        $  184,900        $  600,000        $     --          $   34,553        $  750,347
        Inventory reserve                         476,000            36,000              --                --             512,000
                                               ----------        ----------        ----------        ----------        ----------
                                               $  660,900        $  636,000        $     --          $   34,553        $1,262,347
                                               ==========        ==========        ==========        ==========        ==========


                                INDEX TO EXHIBITS


EXHIBITS
Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report [the inclusion of certain Exhibits herein through incorporation by reference to "Form 10 of the Company" refer in each case to the indicated Exhibits as listed in Item 15.2 of the Company's Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989]:


      Exhibit
      Number                                Description
      -------                               ------------
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

       *4.02. Credit Agreement dated April 1, 1999 by and among Tidel Engineering, L.P., Tidel Technologies, Inc. and Chase Bank of Texas, N.A.

       *4.03. Promissory Note dated April 1, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas Commerce, N.A.

       *4.04. Term Note dated April 1, 1999, executed by Tidel Engineering, L.P. and Tidel Technologies, Inc. payable to the order of Chase Bank of Texas, N.A.

       *4.05. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Engineering, L.P. and Chase Bank of Texas, N.A.


----------------
*  -  Filed herewith

       *4.06. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Cash Systems, Inc. and Chase Bank of Texas, N.A.

       *4.07. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Services, Inc. and Chase Bank of Texas, N.A.

       *4.08. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A.

       *4.09. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A.

       *4.10. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A.

       *4.11. Pledge and Security Agreement (Stock) dated April 1, 1999 executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A.

       *4.12 Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999 executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A.

       *4.13. Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A.

       *4.14. Patent Assignment dated as of March 31, 1999 executed by Tidel Engineering, Inc. to Tidel Engineering, L.P.

       *4.15. Patent Security Agreement dated April 1, 1999 executed by Tidel Engineering, L.P. for the benefit of Chase Bank of Texas, N.A.

       *4.16. Trademark Assignment dated as of March 31, 1999 executed by Tidel Engineering, Inc. to Tidel Engineering, L.P.

       *4.17. Trademark Security Agreement dated April 1, 1999 executed by Tidel Engineering, L.P. for the benefit of Chase Bank of Texas, N.A.

       *4.18. Revolving Credit Note dated September 30, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas, Inc.

       *4.19. First Amendment to Credit Agreement dated April 1, 1999 by and between Tidel Engineering, L.P., Tidel Technologies, Inc. and Chase Bank of Texas, N.A.


----------------
*  -  Filed herewith

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

       21. The Registrant has three subsidiaries doing business in the names set forth below:
                                                         State of       Percent
                           Name                       Incorporation      Owned
                           ----                       -------------     -------
                           Tidel Cash Systems, Inc.     Delaware         100%
                           AnyCard International, Inc.  Delaware         100%
                           Tidel Services, Inc.         Delaware         100%

      *27                  Financial Data Schedule.

----------------
*  -  Filed herewith