Form 10-Q
period 1999-12-31
TIDEL TECHNOLOGIES INC
filed 2000-02-14
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

                                       or

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

         The number of shares of Common Stock outstanding as of the close of business on January 25, 2000 was 16,250,327.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of December 31, 1999
                    and September 30, 1999 (unaudited)........................................     1

                 Consolidated Statements of Operations for the three
                    months ended December 31, 1999 and 1998 (unaudited).......................     2

                 Consolidated Statements of Comprehensive Income
                    for the three months ended December 31, 1999
                    and 1998 (unaudited)......................................................     3

                 Consolidated Statements of Cash Flows for the three
                    months ended December 31, 1999 and 1998
                    (unaudited) ..............................................................     4

                 Notes to Consolidated Financial Statements (unaudited).......................     5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................     6

      Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risks..............................................................     10


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings............................................................    10

      Item 2.    Changes in Securities........................................................    10

      Item 3.    Defaults Upon Senior Securities..............................................    10

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.......................................................    10

      Item 5.    Other Information............................................................    10

      Item 6.    Exhibits and Reports on Form 8-K.............................................    10

SIGNATURE.....................................................................................    11

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                     1999              1999
                                                                 ------------      -------------
                              ASSETS

Current Assets:
    Cash and cash equivalents                                    $  3,796,083      $  2,423,844
    Trade accounts receivable, net of allowance of
        $591,745 and $566,917, respectively                        12,534,226        15,137,056
    Notes and other receivables                                       935,729           897,368
    Inventories                                                     8,368,175         6,128,741
    Prepaid expenses and other                                        967,633           964,290
                                                                 ------------      ------------
            Total current assets                                   26,601,846        25,551,299

Investment in 3CI, at market value                                    261,924           261,924

Property, plant and equipment, at cost                              4,130,387         3,912,348
    Accumulated depreciation                                       (2,214,802)       (1,932,575)
                                                                 ------------      ------------
        Net property, plant and equipment                           1,915,585         1,979,773

Intangible assets, net of accumulated amortization of
    $1,067,916 and $1,039,364, respectively                           633,157           661,709
Other assets                                                          235,943           241,364
                                                                 ------------      ------------
        Total assets                                             $ 29,648,455      $ 28,696,069
                                                                 ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                         $    128,000      $    128,000
    Accounts payable                                                4,626,728         5,285,591
    Accrued liabilities                                             2,201,210         2,114,314
                                                                 ------------      ------------
        Total current liabilities                                   6,955,938         7,527,905

Long-term debt                                                      5,214,634         5,246,634
                                                                 ------------      ------------
        Total liabilities                                          12,170,572        12,774,539
                                                                 ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 16,175,827 and
        16,067,968 shares, respectively                               161,758           160,680
    Additional paid-in capital                                     14,373,581        14,299,373
    Retained earnings                                               4,630,395         3,149,328
    Stock subscriptions receivable                                   (382,063)         (382,063)
    Accumulated other comprehensive loss                           (1,305,788)       (1,305,788)
                                                                 ------------      ------------
        Total shareholders' equity                                 17,477,883        15,921,530
                                                                 ------------      ------------
        Total liabilities and shareholders' equity               $ 29,648,455      $ 28,696,069
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                              THREE MONTHS ENDED DECEMBER 31,
                                                   1999             1998
                                              -------------     -------------

Revenues                                       $ 13,782,153     $  7,060,693
Cost of sales                                     8,760,359        4,718,613
                                               ------------     ------------
    Gross profit                                  5,021,794        2,342,080

Selling, general and administrative               2,362,445        1,675,295
Depreciation and amortization                       310,779          162,714
                                               ------------     ------------
    Operating income                              2,348,570          504,071

Interest expense, net                               102,503          103,738
                                               ------------     ------------
Income before taxes                               2,246,067          400,333

Income tax expense                                  765,000          148,000
                                               ------------     ------------
Net income                                     $  1,481,067     $    252,333
                                               ============     ============


Basic earnings per share:
    Net income                                 $       0.09     $       0.02
                                               ============     ============
    Weighted average common shares
        outstanding                              16,097,417       15,898,511
                                               ============     ============

Diluted earnings per share:
    Net income                                 $       0.09     $       0.02
                                               ============     ============
    Weighted average common and
        dilutive shares outstanding              17,368,698       16,676,955
                                               ============     ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED DECEMBER 31,
                                                       1999             1998
                                                  -------------     -------------

Net income                                         $  1,481,067     $    252,333

Other comprehensive loss:
     Unrealized loss on investment in 3CI                  --           (196,197)
                                                   ------------     ------------
Comprehensive income                               $  1,481,067     $     56,136
                                                   ============     ============

See accompanying notes to consolidated financial statements.

            TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                           1999             1998
                                                                      -------------     -------------

Cash flows from operating activities:
    Net income                                                         $  1,481,067     $    252,333
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                       310,779          162,714
        Changes in assets and liabilities:
            Trade accounts receivable, net                                2,602,830        1,013,985
            Notes and other receivables                                     (38,361)         (49,100)
            Inventories                                                  (2,239,434)        (672,717)
            Prepaids and other assets                                         2,078           28,223
            Accounts payable and accrued liabilities                       (571,967)      (1,433,931)
                                                                       ------------     ------------
        Net cash provided by (used in) operating activities               1,546,992         (698,493)
                                                                       ------------     ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                             (218,039)        (323,764)
                                                                       ------------     ------------
        Net cash used in investing activities                              (218,039)        (323,764)
                                                                       ------------     ------------

Cash flows from financing activities:
    Proceeds from borrowings of long-term debt                                 --            500,000
    Repayments of notes payable                                             (32,000)         (32,000)
    Proceeds from exercise of warrants                                       75,286           31,250
                                                                       ------------     ------------
        Net cash provided by financing activities                            43,286          499,250
                                                                       ------------     ------------
        Net increase (decrease) in cash and cash equivalents              1,372,239         (523,007)

Cash and cash equivalents at beginning of period                          2,423,844        1,400,148
                                                                       ------------     ------------
Cash and cash equivalents at end of period                             $  3,796,083     $    877,141
                                                                       ============     ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $    116,399     $    115,121
                                                                       ============     ============
    Cash paid for taxes                                                $    175,000     $       --
                                                                       ============     ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(2)   INVENTORIES

      Inventories consisted of the following at December 31, 1999 and September 30, 1999:

                                              December 31,      September 30,
                                                  1999              1999
                                              ------------      -------------
         Raw materials ..................     $  6,597,965      $  5,200,887
         Work in process ................           40,739            36,749
         Finished goods .................        1,471,950           590,852
         Other ..........................          372,231           384,963
                                              ------------      ------------
                                                 8,482,885         6,213,451
         Inventory reserve ..............         (114,710)          (84,710)
                                              ------------      ------------
                                              $  8,368,175      $  6,128,741
                                              ============      ============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended December 31, 1999 and 1998:

                                                                            Weighted
                                                                          Average Shares     Per Share
                                                             Income        Outstanding         Amount
                                                          ------------    --------------    ------------
         Three Months Ended December 31, 1999:
         Basic earnings per share ...................     $  1,481,067       16,097,417     $        .09
         Effect of dilutive warrants and options ....             --          1,271,281             --
                                                          ------------     ------------     ------------
         Diluted earnings per share .................     $  1,481,067       17,368,698     $        .09
                                                          ============     ============     ============

                                                                              Weighted
                                                                            Average Shares     Per Share
                                                               Income        Outstanding         Amount
                                                            ------------    --------------    ------------
         Three Months Ended December 31, 1998:
         Basic earnings per share .....................     $    252,333       15,898,511     $        .02
         Effect of dilutive warrants and options ......             --            778,444             --
                                                            ------------     ------------     ------------
         Diluted earnings per share ...................     $    252,333       16,676,955     $        .02
                                                            ============     ============     ============

(4)   INVESTMENT IN 3CI

      The Company owns 698,464 shares of common stock of 3CI Complete Compliance Corporation ("3CI"), which is carried at market value. In addition, the Company owns 226,939 warrants to purchase common stock of 3CI, exercisable at $1.50 per share through April 2000, which have no carrying value.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      The Company develops, manufactures, sells and supports automated teller machines and related software (the "ATM" products) and electronic cash controller safes (the "Timed Access Cash Controller" or "TACC" products).

      PRODUCT REVENUES

      Total revenues increased $6,721,000, or 95%, for the first quarter of fiscal 2000 over the comparable quarter a year ago. As discussed below, a significant increase in ATM shipments was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                                          (dollars in 000's)
                                                   -------------------------------
                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                        1999            1998
                                                     ----------      ----------
         ATM ..................................      $   10,911      $    4,772
         TACC .................................           1,672           1,262
         Parts, service and other .............           1,199           1,027
                                                     ----------      ----------
                                                     $   13,782      $    7,061
                                                     ==========      ==========

      The growth in sales was propelled by strong demand for the Company's core Ignition Series ATMs. The Company shipped 2,213 ATMs in the quarter ended December 31, 1999, an increase of 154%, from the 871 ATMs shipped in the comparable period a year ago. Resulting ATM product sales were up $6,139,000, or 129%, for the quarter ended December 31, 1999 compared to the same period in 1998.

      TACC product sales increased $410,000, or 32%, from 1998 to 1999 partially due to the introduction of the new TACC-IV model in 1999.

      Parts, service and other revenues vary with sales of finished goods, and have increased accordingly, except for sales of environmental monitoring equipment which have declined and are now insignificant.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                          (dollars in 000's)
                                                   -------------------------------
                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                        1999            1998
                                                     ----------      ----------
         Gross profit .........................      $    5,022      $    2,342
         Selling, general and administrative ..           2,362           1,675
         Depreciation and amortization ........             311             163
         Operating income .....................           2,349             504
         Interest expense .....................             103             104
         Income before taxes ..................           2,246             400
         Income taxes .........................             765             148
         Net income ...........................           1,481             252


      Gross profit on product sales increased $2,680,000, or 144%, from the same quarter in 1998. Gross profit as a percentage of sales improved markedly from 33.2% in 1998 to 36.4% in 1999 as a result of reductions in the cost of certain raw material components used in the ATM product line.

      Selling, general and administrative expenses increased $687,000 from 1998 to 1999 primarily due to an increase in engineering and marketing personnel. As a percentage of sales, these expenses decreased from 24% in 1998 to 17% in 1999, primarily due to increased sales volumes.

      Depreciation and amortization increased from $163,000 in 1998 to $311,000 in 1999 due to additions of property, plant and equipment.

      Interest expense decreased slightly from 1998 to 1999 due to lower average debt outstanding during the period.

      Income taxes were recorded at the statutory state and federal rates in both years.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations, as reflected in the following key indicators as of December 31, 1999 and September 30, 1999:

                                                         (dollars in 000's)
                                                    -----------------------------
                                                    December 31,    September 30,
                                                        1999            1999
                                                    ------------    -------------
         Working capital ......................      $   19,646      $   18,023
         Total assets .........................          29,648          28,696
         Shareholders' equity .................          17,478          15,922

      The improvement in working capital is principally due to net cash provided by operating activities of $1,547,000 for the quarter ended December 31, 1999.

      The Company has a credit agreement with a bank which provides for a $7,000,000 revolving line of credit at the prime rate and a $640,000 term loan at 8.4% per annum. At December 31, 1999, $4,894,634 was outstanding pursuant to the revolving line of credit and the Company was in compliance with all covenants. Subsequent to December 31, 1999, the company prepaid $894,634 on the revolving line of credit thereby adjusting borrowing availability to $3,000,000.

      The Company continues to own 698,464 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. Although the market value of 3CI common stock has recently declined, the Company does not believe that such decline represents a permanent impairment of the investment. The Company has no immediate plans for the disposal of the shares, and accordingly, the shares may be utilized to collateralize borrowings. At present, 680,818 shares are pledged to secure an outstanding note payable in the principal amount of $448,000.

      As of December 31, 1999, the Company had outstanding warrants to purchase 1,367,833 shares of common stock at exercise prices ranging from $.50 to $2.19 per share, which expire at various dates through October 2002, and if exercised would generate proceeds to the Company of approximately $1,424,000.

      The Company's research and development budget for fiscal 2000 has been estimated at $3,100,000. The majority of these expenditures are applicable to enhancements of the existing product lines and development of new automated teller machine products and related software applications. During the three months ended December 31, 1999, research and development expenditures were approximately $649,000.

      With its present capital resources, its continuing earnings and cash flow from operations, its potential capital from the exercise of warrants, and availability from its borrowing facility, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

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

      YEAR 2000

      As of February 14, 2000, the Company had not encountered any problems with its products or internal systems as a result of the year 2000 issue.

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

      MAJOR CUSTOMERS AND CREDIT RISKS

      The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. In addition, one major customer has pledged additional collateral to the Company. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three months ended December 31, 1999 and 1998:

                                                         Three months ended
                                                            December 31,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
         Customer A ...........................      $7,937,401      $3,063,156
         Customer B ...........................       1,170,146         838,415
         Customer C ...........................         753,379            --

      Foreign sales accounted for 6% and 3% of the Company's total sales during the three months ended December 31, 1999 and 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

      The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2000, however, there would be no material impact on the Company's consolidated results of operations or financial position.

      Foreign sales are transacted in U.S. dollars and therefore the Company has no foreign currency exchange risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Not applicable.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting") will be March 15, 2000. As to all such matters which the Company does not have notice on or prior to March 15, 2000, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS

         27   -   Financial Data Schedule

      b) REPORTS ON FORM 8-K

         The Company filed no Reports on Form 8-K during the quarter ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TIDEL TECHNOLOGIES, INC.
                                                  (Registrant)

DATE:  February 14, 2000                          By: /s/ JAMES T. RASH
                                                      --------------------------

                                                      James T. Rash
                                                      Principal Executive
                                                      and Financial Officer

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------

         27   -   Financial Data Schedule