Form 10-Q
period 2000-03-31
TIDEL TECHNOLOGIES INC
filed 2000-05-15
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from            to
                                   ----------    ----------

                        Commission file Number 000-17288

                            TIDEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              75-2193593
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     5847 San Felipe, Suite 900
                           Houston, Texas                 77057
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

     The number of shares of Common Stock outstanding as of the close of business on March 31, 2000 was 16,447,827.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------

PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000
                    and September 30, 1999 (unaudited)......................................       1

                 Consolidated Statements of Operations for the three
                    months and six months ended March 31, 2000 and
                    1999 (unaudited)........................................................       2

                 Consolidated Statements of Comprehensive Income
                    for the three months and six months ended March 31,
                    2000 and 1999 (unaudited)...............................................       3

                 Consolidated Statements of Cash Flows for the six
                    months ended March 31, 2000 and 1999 (unaudited)........................       4

                 Notes to Consolidated Financial Statements (unaudited).....................       5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................       6

      Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risks   .........................................................      10


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ........................................................      10

      Item 2.    Changes in Securities......................................................      10

      Item 3.    Defaults Upon Senior Securities............................................      10

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.....................................................      11

      Item 5.    Other Information  ........................................................      11

      Item 6.    Exhibits and Reports on Form 8-K...........................................      11

SIGNATURE...................................................................................      11

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                               MARCH 31,       SEPTEMBER 30,
                              ASSETS                             2000              1999
                                                             ------------      ------------

Current Assets:
    Cash and cash equivalents                                $  1,126,713      $  2,423,844
    Trade accounts receivable, net of allowance of
        $636,848 and $566,917, respectively                    17,579,488        15,137,056
    Notes and other receivables                                 1,142,494           897,368
    Inventories                                                10,200,169         6,128,741
    Prepaid expenses and other                                    944,104           964,290
                                                             ------------      ------------
            Total current assets                               30,992,968        25,551,299

Investment in 3CI, at market value                                392,886           261,924

Property, plant and equipment, at cost                          3,947,101         3,912,348
    Accumulated depreciation                                   (2,296,056)       (1,932,575)
                                                             ------------      ------------
        Net property, plant and equipment                       1,651,045         1,979,773

Intangible assets, net of accumulated amortization of
    $1,096,467 and $1,039,364, respectively                       604,606           661,709
Other assets                                                      238,294           241,364
                                                             ------------      ------------
        Total assets                                         $ 33,879,799      $ 28,696,069
                                                             ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                     $    128,000      $    128,000
    Accounts payable                                            7,003,830         5,285,591
    Accrued liabilities                                         2,065,149         2,114,314
                                                             ------------      ------------
        Total current liabilities                               9,196,979         7,527,905

Long-term debt                                                  4,288,000         5,246,634
                                                             ------------      ------------
        Total liabilities                                      13,484,979        12,774,539
                                                             ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 16,447,827 and
        16,067,968 shares, respectively                           164,478           160,680
    Additional paid-in capital                                 14,637,661        14,299,373
    Retained earnings                                           7,149,570         3,149,328
    Stock subscriptions receivable                               (382,063)         (382,063)
    Accumulated other comprehensive loss                       (1,174,826)       (1,305,788)
                                                             ------------      ------------
        Total shareholders' equity                             20,394,820        15,921,530
                                                             ------------      ------------
        Total liabilities and shareholders' equity           $ 33,879,799      $ 28,696,069
                                                             ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                        THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                        ----------------------------    ---------------------------
                                           2000             1999           2000            1999
                                        -----------     ------------    -----------     -----------

Revenues                                $18,662,690     $10,286,247     $32,444,843     $17,346,940
Cost of sales                            11,564,350       6,907,215      20,324,709      11,625,828
                                        -----------     -----------     -----------     -----------
    Gross profit                          7,098,340       3,379,032      12,120,134       5,721,112

Selling, general and administrative       2,863,885       2,066,415       5,226,330       3,741,710
Depreciation and amortization               318,111         178,631         628,890         341,345
                                        -----------     -----------     -----------     -----------
    Operating income                      3,916,344       1,133,986       6,264,914       1,638,057

Interest expense, net                        89,169          96,024         191,672         199,762
                                        -----------     -----------     -----------     -----------
Income before taxes                       3,827,175       1,037,962       6,073,242       1,438,295

Income tax expense                        1,308,000         412,000       2,073,000         560,000
                                        -----------     -----------     -----------     -----------
Net income                              $ 2,519,175     $   625,962     $ 4,000,242     $   878,295
                                        ===========     ===========     ===========     ===========


Basic earnings per share:
    Net income                          $      0.15     $      0.04     $      0.25     $      0.06
                                        ===========     ===========     ===========     ===========
    Weighted average common shares
        outstanding                      16,290,536      16,006,912      16,193,449      15,952,116
                                        ===========     ===========     ===========     ===========

Diluted earnings per share:
    Net income                          $      0.14     $      0.04     $      0.22     $      0.05
                                        ===========     ===========     ===========     ===========
    Weighted average common and
        dilutive shares outstanding      18,320,446      17,363,869      17,887,557      17,097,185
                                        ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                      THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                      ----------------------------    --------------------------
                                          2000            1999           2000           1999
                                      -----------      -----------    ----------     -----------

Net income                             $2,519,175       $  625,962    $4,000,242      $  878,295

Other comprehensive income (loss):
     Unrealized income (loss) on
        investment in 3CI                 130,962         (108,960)      130,962        (305,927)
                                       ----------       ----------    ----------      ----------
Comprehensive income                   $2,650,137       $  517,002    $4,131,204      $  572,368
                                       ==========       ==========    ==========      ==========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                -----------      -----------

Cash flows from operating activities:
    Net income                                                  $ 4,000,242      $   878,295
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                               628,890          341,345
        Changes in assets and liabilities:
            Trade accounts receivable, net                       (2,442,432)        (701,866)
            Notes and other receivables                            (245,126)         (33,670)
            Inventories                                          (4,071,428)         (98,016)
            Prepaids and other assets                                23,256          (83,619)
            Accounts payable and accrued liabilities              1,669,074       (1,036,824)
                                                                -----------      -----------
        Net cash used in operating activities                      (437,524)        (734,355)
                                                                -----------      -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                     (243,059)        (400,806)
                                                                -----------      -----------
        Net cash used in investing activities                      (243,059)        (400,806)
                                                                -----------      -----------

Cash flows from financing activities:
    (Repayments) borrowings of long-term debt                      (894,634)         540,030
    Repayments of notes payable                                     (64,000)         (64,000)
    Proceeds from exercise of options and warrants                  342,086          141,250
                                                                -----------      -----------
        Net cash (used in) provided by financing activities        (616,548)         617,280
                                                                -----------      -----------
        Net decrease in cash and cash equivalents                (1,297,131)        (517,881)

Cash and cash equivalents at beginning of period                  2,423,844        1,400,148
                                                                -----------      -----------
Cash and cash equivalents at end of period                      $ 1,126,713      $   882,267
                                                                ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $   225,640      $   224,871
                                                                ===========      ===========
    Cash paid for taxes                                         $ 1,880,000      $   662,940
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

(2)  INVENTORIES

     Inventories consisted of the following at March 31, 2000 and September 30, 1999:

                             March 31,       September 30,
                               2000              1999
                           ------------      ------------

Raw materials ........     $  7,238,265      $  5,200,887
Work in process ......           24,408            36,749
Finished goods .......        2,631,999           590,852
Other ................          355,497           384,963
                           ------------      ------------
                             10,250,169         6,213,451
Inventory reserve ....          (50,000)          (84,710)
                           ------------      ------------
                           $ 10,200,169      $  6,128,741
                           ============      ============

(3)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months and six months ended March 31, 2000 and 1999:

                                                                 Weighted
                                                               Average Shares Per Share
                                                   Income       Outstanding    Amount
                                                 ----------     -----------    -------

Three Months Ended March 31, 2000:
Basic earnings per share ...................     $2,519,175     16,290,536     $   .15
Effect of dilutive warrants and options ....             --      2,029,910        (.01)
                                                 ----------     ----------     -------
Diluted earnings per share .................     $2,519,175     18,320,446     $   .14
                                                 ==========     ==========     =======

                                                                 Weighted
                                                               Average Shares   Per Share
                                                   Income       Outstanding      Amount
                                                 ----------     -----------    ----------

Three Months Ended March 31, 1999:
Basic earnings per share ...................     $  625,962     16,006,912     $      .04
Effect of dilutive warrants and options ....             --      1,356,957             --
                                                 ----------     ----------     ----------
Diluted earnings per share .................     $  625,962     17,363,869     $      .04
                                                 ==========     ==========     ==========

Six Months Ended March 31, 2000:
Basic earnings per share ...................     $4,000,242     16,193,449     $      .25
Effect of dilutive warrants and options ....             --      1,694,108           (.03)
                                                 ----------     ----------     ----------
Diluted earnings per share .................     $4,000,242     17,887,557     $      .22
                                                 ==========     ==========     ==========

Six Months Ended March 31, 1999:
Basic earnings per share ...................     $  878,295     15,952,116     $      .06
Effect of dilutive warrants and options ....             --      1,145,069           (.01)
                                                 ----------     ----------     ----------
Diluted earnings per share .................     $  878,295     17,097,185     $      .05
                                                 ==========     ==========     ==========

(4)  INVESTMENT IN 3CI

     The Company owns 698,464 shares of common stock of 3CI Complete Compliance Corporation ("3CI"), which is carried at market value. In addition, the Company owned warrants to purchase 226,939 shares of common stock of 3CI, exercisable at $1.50 per share, which expired unexercised in April 2000.

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

     PRODUCT REVENUES

     Total revenues increased $8,376,443, or 81%, for the second quarter of fiscal 2000 compared to the same quarter of 1999. On a year-to-date basis, revenues increased $15,097,903, or 87%, in 2000 when compared to 1999. As discussed below, a significant increase in ATM shipments was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                                         (Dollars in 000's)
                                  ---------------------------------------------------------------
                                  Three Months Ended March 31,        Six Months Ended March 31,
                                  ---------------------------         ---------------------------
                                    2000                1999            2000                1999
                                  -------             -------         -------             -------

ATM .........................     $15,104             $ 7,771         $26,015             $12,543
TACC ........................       1,988               1,625           3,660               2,887
Parts, service and other ....       1,571                 890           2,770               1,917
                                  -------             -------         -------             -------
                                  $18,663             $10,286         $32,445             $17,347
                                  =======             =======         =======             =======

     The growth in sales was due to continued strong demand for the Company's core Ignition Series ATMs. The Company shipped 3,055 ATMs in the quarter ended March 31, 2000, an increase of 102%, from the 1,511 ATMs shipped in the comparable period a year ago. Resulting ATM product sales increased $7,333,000, or 94%, for the quarter ended March 31, 2000 compared to the same period in 1999. Average sales prices for ATM products decreased approximately 4% in the quarter ended March 31, 2000 when compared to the same quarter in 1999, primarily a result of increased sales to major customers receiving volume discounts.

     TACC product sales increased $363,000, or 22%, from 1999 to 2000. Sales for the six month-to-date period increased $773,000, or 27%, from the same period in 1999. These increases were partially due to increased shipments of the new TACC IV model.

     Parts, service and other revenues vary with sales of finished goods, and have increased accordingly, except for sales of environmental monitoring equipment which have declined and are now insignificant.

     GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

     A comparison of certain operating information is provided in the following table:

                                                                     (Dollars in 000's)
                                             -------------------------------------------------------------------
                                             Three Months Ended March 31,             Six Months Ended March 31,
                                             ----------------------------             --------------------------
                                               2000                 1999               2000               1999
                                             -------              -------             -------            -------

Gross profit ...........................     $ 7,098              $ 3,379             $12,120            $ 5,721
Selling, general and administrative ....       2,864                2,066               5,226              3,742
Depreciation and amortization ..........         318                  179                 629                341
Operating income .......................       3,916                1,134               6,265              1,638
Interest expense .......................          89                   96                 192                200
Income before taxes ....................       3,827                1,038               6,073              1,438
Income taxes ...........................       1,308                  412               2,073                560
Net income .............................       2,519                  626               4,000                878

     Despite a decrease in the average sales prices for ATM products, gross profit on product sales increased $3,719,000, or 110%, from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. On a year-to-date basis, gross profit increased $6,399,000, or 112%, from 1999 to 2000. Gross profit as a percentage of sales improved markedly from 32.9% in the quarter ended March 31, 1999 to 38.0% in the 2000 quarter as a result of reductions in the cost of certain raw material components used in the ATM product line. On a year-to-date basis, gross margin improved from 33.0% in 1999 to 37.4% in 2000.

     Selling, general and administrative expenses increased $798,000 from the three months ended March 31, 1999 to the same period in 2000 primarily due to an increase in engineering and marketing personnel. On a year-to-date basis, these expenses increased $1,484,000 in 2000 when compared to the same period a year ago. As a percentage of sales, these expenses decreased from 20.1% for the quarter ended March 31, 1999 to 15.4% in the same quarter in 2000, primarily due to increased sales volumes. On a year-to-date basis, these percentages decreased from 21.6% in 1999 to 16.1% in 2000.

     Depreciation and amortization increased 78% from $179,000 in the quarter ended March 31, 1999 to $318,000 for the same period in 2000. On a year-to-date basis, depreciation and amortization expense increased 84% from $341,000 in 1999 to $629,000 in 2000. The increases are due to additions of property, plant and equipment.

     Interest expense decreased slightly from 2000 to 1999 due to lower average debt outstanding during the period.

     Income taxes approximate the statutory state and federal rates in both years.

                         LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company continues to improve primarily as a result of profitable operations, as reflected in the following key indicators as of March 31, 2000 and September 30, 1999:

                                     (dollars in 000's)
                             ----------------------------------
                             March 31,            September 30,
                               2000                   1999
                             ---------            -------------

Working capital .........     $21,796               $18,023
Total assets ............      33,880                28,696
Shareholders' equity ....      20,395                15,922

     The improvement in working capital is principally due to increases in accounts receivable and inventory during the six months ended March 31, 2000.

     The Company has a credit agreement with a bank which provides for a $7,000,000 revolving line of credit at the prime rate and a $640,000 term loan at 8.4% per annum. At March 31, 2000, $4,000,000 was outstanding pursuant to the revolving line of credit, the Company was in compliance with all covenants, and the balance of the revolving line of credit of $3,000,000 was available for future borrowing.

     The Company continues to own 698,464 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. Although the market value of 3CI common stock has recently declined, the Company does not believe that such decline represents a permanent impairment of the investment. At present, 680,818 shares are pledged to secure an outstanding note payable in the principal amount of $416,000.

     As of March 31, 2000, the Company had outstanding warrants to purchase 1,260,833 shares of common stock at exercise prices ranging from $.50 to $5.00 per share, which expire at various dates through February 2003, and if exercised would generate proceeds to the Company of approximately $1,778,000.

     The Company's research and development budget for fiscal 2000 is estimated at $3,100,000. The majority of these expenditures are applicable to enhancements of the existing product lines and development of new automated teller machine products and related software applications. During the three months and six months ended March 31, 2000, research and development expenditures were approximately $660,000 and $1,309,000, respectively.

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact; if any, SFAS 133 will have on its financial position or results of operations, and plans to adopt this standard effective October 1, 2000.

     MAJOR CUSTOMERS AND CREDIT RISKS

     The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. In addition, one major customer has pledged additional collateral to the Company. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements. Sales to major customers were as follows for the three months and six months ended March 31, 2000 and 1999:

                                          (Dollars in 000's)
                    ------------------------------------------------------------
                    Three Months Ended March 31,      Six Months Ended March 31,
                    ----------------------------     ---------------------------
                        2000            1999            2000           1999
                    -----------     ------------     -----------     -----------

Customer A ....     $10,850,432      $ 2,958,037     $18,787,833     $ 6,021,193
Customer B ....         874,460          956,637       2,044,606       1,795,052
Customer C ....         838,588               --       1,591,967              --

     Foreign sales accounted for 6% of the Company's total sales during the three months and six months ended March 31, 2000 compared to 3% of total sales during the three months and six months ended March 31, 1999.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates as a result of financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2000, however, there would be no material impact on the Company's consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     During the six months ended March 31, 2000, the Company granted warrants to purchase an aggregate of 175,000 shares of common stock to five companies or individuals with exercise prices ranging from $1.88 to $5.00. The grants of warrants were made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

        27   - Financial Data Schedule

        99.1 - Employment agreement, dated January 1, 2000, between the Company and James T. Rash

        99.2 - Employment agreement, dated January 1, 2000, between Tidel Engineering, L.P. and Mark K. Levenick

        99.3 - Employment agreement, dated January 1, 2000, between Tidel Engineering, L.P. and Michael F. Hudson

     b) REPORTS ON FORM 8-K

        The Company filed no Reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TIDEL TECHNOLOGIES, INC.
                                       (Registrant)

DATE: May 15, 2000                 By: /s/ JAMES T. RASH
                                       -----------------------------------------
                                       James T. Rash
                                       Principal Executive
                                       and Financial Officer

                                 EXHIBIT INDEX

 Exhibit
 Number                  Description
 ------                  -----------

  27           -         Financial Data Schedule

  99.1         -         Employment agreement, dated January 1, 2000, between the Company and James T. Rash

  99.2         -         Employment agreement, dated January 1, 2000, between Tidel
                         Engineering, L.P. and Mark K. Levenick

  99.3         -         Employment agreement, dated January 1, 2000, between Tidel
                         Engineering, L.P. and Michael F. Hudson