Form 10-Q
period 2000-06-30
TIDEL TECHNOLOGIES INC
filed 2000-08-14
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

         The number of shares of Common Stock outstanding as of the close of business on August 14, 2000 was 17,281,910.

                            TIDEL TECHNOLOGIES, INC.


                                      INDEX


                                                                                              PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of June 30, 2000
                    and September 30, 1999 (unaudited)........................................     1

                 Consolidated Statements of Income for the three
                    months and nine months ended June 30, 2000 and
                    1999 (unaudited)..........................................................     2

                 Consolidated Statements of Comprehensive Income
                    for the three months and nine months ended June 30,
                    2000 and 1999 (unaudited).................................................     3

                 Consolidated Statements of Cash Flows for the nine
                    months ended June 30, 2000 and 1999 (unaudited)...........................     4

                 Notes to Consolidated Financial Statements (unaudited).......................     5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................     6

      Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risks   ...........................................................    10


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings  ..........................................................    10

      Item 2.    Changes in Securities........................................................    10

      Item 3.    Defaults Upon Senior Securities..............................................    10

      Item 4.    Submission of Matters to a Vote
                    Of Security Holders.......................................................    10

      Item 5.    Other Information  ..........................................................    10

      Item 6.    Exhibits and Reports on Form 8-K.............................................    11

SIGNATURE.....................................................................................    11

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                  JUNE 30,      SEPTEMBER 30,
                              ASSETS                                2000            1999
                                                                ------------    -------------
Current Assets:
    Cash and cash equivalents                                   $  2,033,598    $   2,423,844
    Trade accounts receivable, net of allowance of
        $733,669 and $566,917, respectively                       23,058,038       15,137,056
    Notes and other receivables                                    1,169,628          897,368
    Inventories                                                   10,480,454        6,128,741
    Prepaid expenses and other                                       980,191          964,290
                                                                ------------    -------------
            Total current assets                                  37,721,909       25,551,299

Investment in 3CI, at market value                                   218,270          261,924

Property, plant and equipment, at cost                             4,595,278        3,912,348
    Accumulated depreciation                                      (2,595,734)      (1,932,575)
                                                                ------------    -------------
        Net property, plant and equipment                          1,999,544        1,979,773

Intangible assets, net of accumulated amortization of
    $1,128,269 and $1,039,364, respectively                          572,804          661,709
Other assets                                                         238,132          241,364
                                                                ------------    -------------
        Total assets                                            $ 40,750,659    $  28,696,069
                                                                ============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                        $    128,000    $     128,000
    Accounts payable                                               6,800,074        5,285,591
    Accrued liabilities                                            3,237,715        2,114,314
                                                                ------------    -------------
        Total current liabilities                                 10,165,789        7,527,905

Long-term debt                                                     6,456,000        5,246,634
                                                                ------------    -------------
        Total liabilities                                         16,621,789       12,774,539
                                                                ------------    -------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,151,910 and
        16,067,968 shares, respectively                              171,519          160,680
    Additional paid-in capital                                    15,361,261       14,299,373
    Retained earnings                                              9,945,532        3,149,328
    Stock subscriptions receivable                                        --         (382,063)
    Accumulated other comprehensive loss                          (1,349,442)      (1,305,788)
                                                                ------------    -------------
        Total shareholders' equity                                24,128,870       15,921,530
                                                                ------------    -------------
        Total liabilities and shareholders' equity              $ 40,750,659    $  28,696,069
                                                                ============    =============



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                           THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                           ---------------------------   ---------------------------
                                               2000           1999           2000           1999
                                           ------------   ------------   ------------   ------------
Revenues                                   $ 20,264,113   $ 12,380,264   $ 52,708,956   $ 29,727,204
Cost of sales                                12,456,986      8,318,589     32,781,695     19,944,417
                                           ------------   ------------   ------------   ------------
    Gross profit                              7,807,127      4,061,675     19,927,261      9,782,787

Selling, general and administrative           3,069,171      2,374,901      8,295,501      6,116,611
Depreciation and amortization                   345,444        199,054        974,334        540,399
                                           ------------   ------------   ------------   ------------
    Operating income                          4,392,512      1,487,720     10,657,426      3,125,777

Interest expense, net                           126,550        103,672        318,222        303,434
                                           ------------   ------------   ------------   ------------
Income before taxes                           4,265,962      1,384,048     10,339,204      2,822,343

Income tax expense                            1,470,000        425,000      3,543,000        985,000
                                           ------------   ------------   ------------   ------------
Net income                                 $  2,795,962   $    959,048   $  6,796,204   $  1,837,343
                                           ============   ============   ============   ============


Basic earnings per share:
    Net income                             $       0.17   $       0.06   $       0.41   $       0.11
                                           ============   ============   ============   ============
    Weighted average common shares
        outstanding                          16,823,276     16,061,704     16,402,625     15,988,646
                                           ============   ============   ============   ============

Diluted earnings per share:
    Net income                             $       0.15   $       0.06   $       0.37   $       0.11
                                           ============   ============   ============   ============
    Weighted average common and
        dilutive shares outstanding          18,767,060     17,108,680     18,380,196     17,004,001
                                           ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                          THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                          ---------------------------    --------------------------
                                              2000           1999           2000           1999
                                          ------------   ------------    -----------    -----------
Net income                                $  2,795,962   $    959,048    $ 6,796,204    $ 1,837,343

Other comprehensive income (loss):
     Unrealized loss on
        investment in 3CI                     (174,616)      (130,613)       (43,654)      (436,540)
                                          ------------   ------------    -----------    -----------
Comprehensive income                      $  2,621,346   $    828,435    $ 6,752,550    $ 1,400,803
                                          ============   ============    ===========    ===========


See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)



                                                                   NINE MONTHS ENDED JUNE 30,
                                                                   --------------------------
                                                                      2000           1999
                                                                   -----------    -----------
Cash flows from operating activities:
    Net income                                                     $ 6,796,204    $ 1,837,343
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                  974,334        540,399
        Deferred taxes                                                      --        146,379
        Gain on sale of property, plant and equipment                       --         (2,750)
        Changes in assets and liabilities:
            Trade accounts receivable, net                          (7,920,982)    (1,772,626)
            Notes and other receivables                               (272,260)      (107,174)
            Inventories                                             (4,351,713)      (299,727)
            Prepaid expenses and other assets                          (12,669)      (136,088)
            Accounts payable and accrued liabilities                 2,637,884       (135,663)
                                                                   -----------    -----------
        Net cash (used in) provided by operating activities         (2,149,202)        70,093
                                                                   -----------    -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (905,200)      (764,086)
    Proceeds from sale of property, plant and equipment                     --          2,750
    Increase in intangible assets                                           --        (80,320)
                                                                   -----------    -----------
        Net cash used in investing activities                         (905,200)      (841,656)
                                                                   -----------    -----------

Cash flows from financing activities:
    Borrowings of long-term debt                                     1,305,366        540,030
    Repayments of notes payable                                        (96,000)       (96,000)
    Proceeds from exercise of options and warrants                   1,072,727        156,895
    Payments of stock subscriptions receivable                         382,063             --
                                                                   -----------    -----------
        Net cash provided by financing activities                    2,664,156        600,925
                                                                   -----------    -----------
        Net decrease in cash and cash equivalents                     (390,246)      (170,638)

Cash and cash equivalents at beginning of period                     2,423,844      1,400,148
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $ 2,033,598    $ 1,229,510
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $   358,548    $   341,635
                                                                   ===========    ===========
    Cash paid for taxes                                            $ 3,010,100    $   991,268
                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

(2)   INVENTORIES

      Inventories consisted of the following at June 30, 2000 and September 30, 1999:

                                         June 30,      September 30,
                                           2000            1999
                                       ------------    -------------
     Raw materials .................   $  7,726,534    $   5,200,887
     Work in process ...............         26,722           36,749
     Finished goods ................      2,503,646          590,852
     Other .........................        390,552          384,963
                                       ------------    -------------
                                         10,647,454        6,213,451
     Inventory reserve .............       (167,000)         (84,710)
                                       ------------    -------------
                                       $ 10,480,454    $   6,128,741
                                       ============    =============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months and nine months ended June 30, 2000 and 1999:

                                                                                   Weighted
                                                                                 Average Shares    Per Share
                                                                   Income         Outstanding        Amount
                                                                 ------------    --------------    ----------
         Three Months Ended June 30, 2000:
         Basic earnings per share.............................   $  2,795,962        16,823,276    $      .17
         Effect of dilutive warrants and options..............             --         1,943,784          (.02)
                                                                 ------------    --------------    ----------
         Diluted earnings per share...........................   $  2,795,962        18,767,060    $      .15
                                                                 ============    ==============    ==========

                                                                              Weighted
                                                                            Average Shares    Per Share
                                                              Income         Outstanding        Amount
                                                            ------------    --------------    ----------
         Three Months Ended June 30, 1999:
         Basic earnings per share........................   $    959,048        16,061,704    $      .06
         Effect of dilutive warrants and options.........             --         1,046,976            --
                                                            ------------    --------------    ----------
         Diluted earnings per share......................   $    959,048        17,108,680    $      .06
                                                            ============    ==============    ==========

         Nine Months Ended June 30, 2000:
         Basic earnings per share........................   $  6,796,204        16,402,625    $      .41
         Effect of dilutive warrants and options.........             --         1,977,571          (.04)
                                                            ------------    --------------    ----------
         Diluted earnings per share......................   $  6,796,204        18,380,196    $      .37
                                                            ============    ==============    ==========

         Nine Months Ended June 30, 1999:
         Basic earnings per share........................   $  1,837,343        15,988,646    $      .11
         Effect of dilutive warrants and options.........             --         1,015,355            --
                                                            ------------    --------------    ----------
         Diluted earnings per share......................   $  1,837,343        17,004,001    $      .11
                                                            ============    ==============    ==========

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

      PRODUCT REVENUES

      Total revenues increased $7,884,000, or 64%, for the third quarter of fiscal 2000 compared to the same quarter of 1999. On a year-to-date basis, revenues increased $22,982,000, or 77%, in 2000 when compared to 1999. As discussed below, a significant increase in ATM shipments was the principal factor in the Company's revenue growth. Revenue by product is detailed in the following table:

                                                  (Dollars in 000's)
                                ---------------------------------------------------------
                                Three Months Ended June 30,   Nine Months Ended June 30,
                                ---------------------------   ---------------------------
                                    2000           1999           2000           1999
                                ------------   ------------   ------------   ------------
ATM .........................   $     16,799   $      9,735   $     42,814   $     22,278
TACC ........................          1,805          1,808          5,465          4,695
Parts, service and other ....          1,660            837          4,430          2,754
                                ------------   ------------   ------------   ------------
                                $     20,264   $     12,380   $     52,709   $     29,727
                                ============   ============   ============   ============

      The growth in sales was due to continued strong demand for the Company's core Ignition Series ATMs. The Company shipped 3,419 ATMs in the quarter ended June 30, 2000, an increase of 77%, from the 1,937 ATMs shipped in the comparable period a year ago. For the nine months ended June 30, 2000, the Company shipped 8,687 ATMs, an increase of 101%, from the 4,319 ATMs shipped in the same period in 1999. Resulting ATM product sales increased $7,064,000, or 73%, for the quarter ended June 30, 2000 compared to the same period in 1999. On a year-to-date basis, ATM sales increased $20,536,000, or 92%, from the same period in 1999.

      TACC product sales were unchanged from the quarter ended June 30, 1999 to 2000; however, sales increased $770,000, or 16%, on a year-to-date basis. These increases were partially due to increased shipments of the new TACC IV model.

      Parts, service and other revenues vary with sales of finished goods, and have increased accordingly, except for sales of environmental monitoring equipment which have declined and are now insignificant.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                (Dollars in 000's)
                                           ---------------------------------------------------------
                                           Three Months Ended June 30,   Nine Months Ended June 30,
                                           ---------------------------   ---------------------------
                                               2000           1999           2000           1999
                                           ------------   ------------   ------------   ------------
Gross profit ...........................   $      7,807   $      4,062   $     19,927   $      9,783
Selling, general and administrative ....          3,069          2,375          8,296          6,117
Depreciation and amortization ..........            345            199            974            540
Operating income .......................          4,393          1,488         10,657          3,126
Interest expense .......................            127            104            318            304
Income before taxes ....................          4,266          1,384         10,339          2,822
Income taxes ...........................          1,470            425          3,543            985
Net income .............................          2,796            959          6,796          1,837

      Gross profit on product sales increased $3,745,000, or 92%, from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. On a year-to-date basis, gross profit increased $10,144,000, or 104%, from 1999 to 2000. Gross profit as a percentage of sales improved markedly from 32.8% in the quarter ended June 30, 1999 to 38.5% in the 2000 quarter as a result of reductions in the cost of certain raw material components used in the ATM product line. On a year-to-date basis, gross margin improved from 32.9% in 1999 to 37.8% in 2000.

      Selling, general and administrative expenses for the three months and the nine months ended June 30, 2000 were up $694,000 and $2,179,000, respectively, from the same periods in 1999. These increases were attributable to the addition of engineering personnel in connection with the development of new products and the addition of marketing personnel to support the expansion of sales into international markets.

      Depreciation and amortization increased 73% from $199,000 in the quarter ended June 30, 1999 to $345,000 for the same period in 2000. On a year-to-date basis, depreciation and amortization expense increased 80% from $540,000 in 1999 to $974,000 in 2000. The increases are due to additions of property, plant and equipment primarily for the development of new products.

      Interest expense increased slightly from 2000 to 1999 due to higher average debt outstanding and slightly higher interest rates during the period.

      Income taxes approximate the statutory state and federal rates in both years.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company continues to improve primarily as a result of profitable operations, as reflected in the following key indicators as of June 30, 2000 and September 30, 1999:

                                                        (dollars in 000's)
                                                   ---------------------------
                                                   June 30,      September 30,
                                                     2000              1999
                                                   --------      -------------
         Working capital....................       $ 27,556        $ 18,023
         Total assets.......................         40,751          28,696
         Shareholders' equity...............         24,129          15,922

      The improvement in working capital was principally due to increases in accounts receivable and inventory during the nine months ended June 30, 2000.

      The Company has a credit agreement with a bank which provides for a $7,000,000 revolving line of credit at the prime rate and a $640,000 term loan at 8.4% per annum. The balance outstanding pursuant to the revolving line of credit was $6,200,000 at June 30, 2000, and the balance of the revolving line of credit of $800,000 was available for future borrowing. As of June 30, 2000, the Company was in compliance with all debt covenants.

      The Company continues to own 698,464 shares of 3CI common stock subsequent to its divestiture of a majority interest in February 1994. Although the market value of 3CI common stock has recently declined, the Company does not believe that such decline represents a permanent impairment of the investment. At present, 680,818 shares are pledged to secure an outstanding note payable in the principal amount of $384,000.

      As of June 30, 2000, the Company had outstanding warrants to purchase 742,500 shares of common stock at exercise prices ranging from $.625 to $5.00 per share, which expire at various dates through February 2003, and if exercised would generate proceeds to the Company of approximately $1,278,000.

      The Company's research and development budget for fiscal 2000 is estimated at $3,100,000. The majority of these expenditures are applicable to enhancements of the existing product lines and development of new automated teller machine products and related software applications. During the three months and nine months ended June 30, 2000, research and development expenditures were approximately $414,000 and $1,723,000, respectively.

      With its present capital resources, its continuing earnings, its potential capital from the exercise of warrants, and availability from its borrowing facility, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

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

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company has determined that SFAS 133 will not have an impact on its financial position or results of operations in the foreseeable future, and plans to adopt this standard effective October 1, 2000.

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

      The Company has good relationships with its customers, but there can be no assurance that these relationships will continue. The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. Sales to major customers were as follows for the three months and nine months ended June 30, 2000 and 1999:

                                              (Dollars in 000's)
                           ---------------------------------------------------------
                           Three Months Ended June 30,   Nine Months Ended June 30,
                           ---------------------------   ---------------------------
                               2000           1999           2000           1999
                           ------------   ------------   ------------   ------------
Customer A .............   $ 12,786,718   $  4,663,147   $ 31,574,551   $ 10,684,340
Customer B .............        864,533      1,572,220      2,909,139      3,367,272

      Foreign sales accounted for 8% and 6% of the Company's total sales during the three months and nine months ended June 30, 2000, respectively, compared to 5% and 3% of total sales during the three months and nine months ended June 30, 1999, respectively.

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

      B) REPORTS ON FORM 8-K

         The Company filed no Reports on Form 8-K during the quarter ended June 30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TIDEL TECHNOLOGIES, INC.
                                                     (Registrant)

DATE:  August 14, 2000                            By: /s/ JAMES T. RASH
                                                     --------------------------

                                                     James T. Rash
                                                     Principal Executive
                                                     and Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
  27                Financial Data Schedule