Form 10-K
period 2000-09-30
TIDEL TECHNOLOGIES INC
filed 2001-01-16
CIK 842695

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2000

                                       or

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

                                   ----------

    Securities Registered Pursuant to Section 12(b) of the Act: None

    Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 14,478,643 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on January 5, 2001 of $6.125 was $88,681,688.

The number of shares of Common Stock outstanding as of the close of business on January 5, 2001 was 17,376,210.

               ---------------------------------------------------

                            TIDEL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS*
                           ANNUAL REPORT ON FORM 10-K

               ---------------------------------------------------

                                                                         PAGE
                                                                         ----

                                       PART I

      Item 1.    Business...............................................    1
      Item 2.    Properties.............................................    2
      Item 3.    Legal Proceedings......................................    3
      Item 4.    Submission of Matters to
                    a Vote of Security Holders..........................    3

                                       PART II

      Item 5.    Market for Registrant's Common
                    Equity and Related Stockholder Matters..............    3
      Item 6.    Selected Financial Data................................    3
      Item 7.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations...........................    4
      Item 8.    Financial Statements and Supplementary Data............   14
      Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................   14

                                      PART III

      Item 10.   Directors and Executive Officers of
                    the Registrant......................................   14
      Item 11.   Executive Compensation.................................   14
      Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management...............................   14
      Item 13.   Certain Relationships and Related
                    Transactions........................................   14

                                       PART IV

      Item 14.   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K.............................   15

      Signature Page ...................................................   16

----------

* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I


ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Tidel Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1987 under the name of American Medical Technologies, Inc., succeeding a corporation established in British Columbia, Canada in May 1984.

     In September 1992, the Company acquired Tidel Engineering, Inc., a manufacturer of cash handling devices and other products, for $4,746,848. The Company changed its name to Tidel Technologies, Inc. in July 1997, and is primarily engaged in the development, manufacturing, sale and support of automated teller machines ("ATMs") and electronic safes. During 2000, no significant changes occurred in the manner of conducting the Company's business

(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     The Company conducts business within one operating segment, principally in the United States.

(c) DESCRIPTION OF BUSINESS

     The Company develops, manufactures, sells and supports ATM products and related software, known as the Ignition and Chameleon series products, and electronic safe products, known as the Timed Access Cash Controller ("TACC") products, which are designed for specialty retail marketers. Sales of products are generally made on a wholesale basis to more than 250 distributors and manufacturer's representatives. The Company's engineering, sales and service departments work closely with distributors and their customers to continually analyze and fulfill their needs, enhance existing products and develop new products. Sales of the Company's ATM and TACC products accounted for 92% of revenue in each of the fiscal years ended September 30, 2000 and 1999, and 88% in the fiscal year ended September 30, 1998.

     The principal materials and components used by the Company are pre-fabricated steel cabinets, custom molded plastic, and various electronic parts and components, all of which are generally available in quantity at this time. The Company assembles its products by configuring parts and components received from a number of major suppliers with the Company's proprietary hardware and software.

     The Company has one customer, Credit Card Center ("CCC"), that accounted for 61% and 40% of its total net sales for the years ended September 30, 2000 and 1999, respectively. CCC also purchases a significant amount of ATM products from a principal competitor of the Company, and there can be no assurance that the Company's sales to this customer will reach or exceed historical levels in any future period. Although management believes that it has a good relationship with CCC, the loss of this customer would have a material adverse effect on the Company's business.

     The Company's operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. The Company normally fills and ships customer orders within 45 days of receipt, and therefore no significant backlog generally exists.

     All phases of the Company's business are highly competitive. The Company believes, based upon independent industry estimates, that it is a leading manufacturer of ATMs in the U.S. off-premise ATM market. Competition in the U.S. market is substantial, with large corporations such as Diebold Incorporated and NCR Corporation dominating the marketplace. Direct competition to the Company in the off-premise market consists of companies such as Triton Systems, Inc. (a subsidiary of Dover Corporation), Fujitsu-ICL Systems, Cross Technologies, Inc. (a distributor of Hyosung products) and Wincor-Nixdorf. The Company believes that the quality and value offered by its ATM product line allows it to compete effectively in the off-premise market. The Company believes that it is also a leader in the global market for electronic cash controller equipment. Competition in that market comes principally from NKL Industries, McGunn Safe Company, Armor Safe Company and AutoVend. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market.

     The Company can experience seasonal variances in its operations and historically has its lowest dollar volume sales months between November and February. The Company's operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

     The Company's charges to expense for research and development were approximately $2,800,000, $1,700,000 and $1,400,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

     Compliance by the Company with federal, state and local environmental protection laws during 2000 had no material effect upon capital expenditures, earnings or the competitive position of the Company.

     The Company employed 133 people at September 30, 2000, compared to 144 people at the end of the preceding year. The decrease in 2000 relates to a reduction in the number of full-time assembly line personnel.

(d) FINANCIAL INFORMATION ABOUT EXPORT SALES

     Sales to customers outside the United States, as a percentage of total revenues, were approximately, 6%, 5% and 4% in the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

ITEM 2. PROPERTIES

     The Company's corporate office is located in approximately 4,100 square feet in Houston, Texas, under a lease expiring in December 2001. The manufacturing, engineering and warehouse operations are located in two adjacent facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in January 2004. Additionally, the Company has sales and administration offices in Canada and Greece.

     At September 30, 2000, the Company owned tangible property and equipment with a cost basis of approximately $4,919,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                  MARKET PRICES

     The Company's common stock trades on the National Market System of the Nasdaq Stock Market under the symbol "ATMS". Prior to August 16, 2000, the Company's common stock traded on the Nasdaq Small-Cap Market under the symbol "ATMS". The following table sets forth the quarterly high and low closing sales price for the Company's common stock for the two-year period ended September 30, 2000:

                                 2000                    1999
                         -------------------     -------------------
Fiscal Quarter Ended       High        Low        High         Low
--------------------     -------     -------     -------     -------
December 31, .......     $ 3.000     $ 1.781     $ 1.781     $ 1.063
March 31, ..........       8.813       2.750       2.969       1.750
June 30, ...........      12.000       6.313       2.875       1.938
September 30, ......      12.500       5.750       2.500       1.531
                         -------     -------     -------     -------
    Fiscal Year ....     $12.500     $ 1.781     $ 2.969     $ 1.063
                         =======     =======     =======     =======


     The Company has not paid any dividends in the past, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

     There were approximately 8,500 shareholders as of January 3, 2001, which includes an estimated number of shareholders who have shares held for their accounts by brokers, banks and trustees for benefit plans.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Report.

                                                                              Year Ended September 30,
                                                          ------------------------------------------------------------
SELECTED STATEMENT OF INCOME DATA:(1)                       2000         1999         1998         1997         1996
--------------------------------------                    --------     --------     --------     --------     --------
Revenues .............................................    $ 72,931     $ 45,873     $ 33,608     $ 30,153     $ 20,111
Operating income .....................................      15,440        5,117        4,325        2,590        1,598
Net income(2) ........................................       9,169        2,936        4,240        2,117        1,215

Net income per share:
   Basic .............................................    $   0.55     $   0.18     $   0.27     $   0.15     $   0.10
   Diluted ...........................................    $   0.50     $   0.17     $   0.25     $   0.14     $   0.10

                                                                            Year Ended September 30,
                                                        ------------------------------------------------------------
SELECTED BALANCE SHEET DATA:(1)                           2000         1999         1998         1997         1996
-------------------------------                         --------     --------     --------     --------     --------
Current assets .......................................  $ 58,461     $ 25,551     $ 20,966     $ 15,894     $  9,815
Current liabilities ..................................    11,945        7,528        5,528        6,517        7,594
Working capital ......................................    46,516       18,023       15,438        9,377        2,221
Total assets .........................................    63,060       28,696       24,247       18,263       12,363
Total short-term notes payable and long-term debt ....    22,397        5,375        5,363        4,603        4,769
Shareholders' equity .................................    28,846       15,922       13,484        8,092        4,129

                                                                        Three Months Ended
                               ---------------------------------------------------------------------------------------------------
SELECTED QUARTERLY              Sep. 30      Jun. 30      Mar. 31      Dec. 31      Sep. 30      Jun. 30      Mar. 31      Dec. 31
FINANCIAL DATA:(1)               2000         2000         2000         1999         1999         1999         1999         1998
------------------             --------     --------     --------     --------     --------     --------     --------     --------

Revenues .................     $ 20,222     $ 20,264     $ 18,663     $ 13,782     $ 16,146     $ 12,380     $ 10,286     $  7,061
Operating income .........        4,782        4,393        3,916        2,349        1,991        1,488        1,134          504
Net income(2) ............        2,373        2,796        2,519        1,481        1,099          959          626          252

Net income per share:
   Basic .................     $   0.14     $   0.17     $   0.15     $   0.09     $   0.07     $   0.06     $   0.04     $   0.02
   Diluted(3) ............     $   0.13     $   0.15     $   0.14     $   0.09     $   0.06     $   0.06     $   0.04     $   0.02

---------

(1)  All amounts are in thousands, except per share dollar amounts.

(2)  Income tax expense (benefit) was $4,838,000, $1,800,000 and ($307,251) in
     2000, 1999 and 1998, respectively. There was no provision for taxes in 1997 and 1996.

(3) The sum of the quarterly amounts of basic and diluted earnings per share does not necessarily equal basic and diluted earnings per share for the entire fiscal year due to rounding differences and/or variations in the stock prices utilized in the calculations at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     OVERVIEW

     The Company's revenues were $72,931,000 for the year ended September 30, 2000, representing an increase of $27,058,000, or 59%, from fiscal 1999 and $39,324,000, or 117%, from fiscal 1998. Operating income for the year was $15,440,000 as compared to $5,117,000 in fiscal 1999 and $4,325,000 in fiscal 1998. Net income was $9,169,000 for the year ended September 30, 2000, an increase of $6,233,000, or 212%, from fiscal 1999 and $4,929,000, or 116%, from fiscal 1998.

     The increases in sales were primarily due to shipments of ATMs in the off-premise markets, to one major customer. The gross profit from these increased sales, offset somewhat by increased operating expenses, provided the overall improvement in operating and net income.

     PRODUCT REVENUES

     A breakdown of net sales by individual product line is provided in the following table:

                                                      (dollars in 000's)
                                             ----------------------------------
                                               2000         1999         1998
                                             --------     --------     --------
ATM ....................................     $ 59,210     $ 35,570     $ 22,971
TACC ...................................        7,569        6,579        6,477
Parts and other ........................        6,152        3,724        4,160
                                             --------     --------     --------
                                             $ 72,931     $ 45,873     $ 33,608
                                             ========     ========     ========

     ATM sales increased 66% in the past year due to strong customer demand for the Company's cost-competitive Ignition series ATMs in non-bank locations. For the year ended September 30, 2000, the Company shipped 12,426 units, an increase of 76% over the 7,061 units shipped in fiscal 1999 and an increase of 200% over the 4,140 units shipped in fiscal 1998. Based on industry estimates for 2000, Tidel has gained significant market share, during the year and is now positioned as one of the industry leaders in deployments of ATMs in the off-premise market.

     TACC sales increased 15% in 2000 as the Company has increased its marketing efforts in the U.S. for this product line and has experienced some penetration in market segments outside of the traditional convenience store and petroleum retail markets, such as food service and hospitality markets.

     Parts and other revenues vary directly with sales of finished goods, and have increased accordingly. Additionally, the Company had sales of parts and equipment related to its former environmental monitoring business of $554,000 and $1,355,000 in 1999 and 1998, respectively. The Company did not record a significant amount of revenues related to this business in 2000 and does not expect to record any significant revenues from this business in the future.

     GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

     A comparison of certain operating information is provided in the following table:

                                                      (dollars in 000's)
                                             ----------------------------------
                                               2000         1999         1998
                                             --------     --------     --------
Gross profit ...........................     $ 27,916     $ 14,960     $ 12,180
Selling, general and administrative ....       11,108        9,030        7,366
Depreciation and amortization ..........        1,368          813          489
                                             --------     --------     --------
Operating income .......................       15,440        5,117        4,325
Interest expense .......................          432          381          392
Write-down of investment in 3CI ........        1,000           --           --
                                             --------     --------     --------
Income before taxes ....................       14,007        4,736        3,933
Income tax expense (benefit) ...........        4,838        1,800         (307)
                                             --------     --------     --------
Net income .............................     $  9,169     $  2,936     $  4,240
                                             ========     ========     ========

     Gross profit on product sales was $27,916,000 in 2000, an increase of $12,956,000, or 87%, from 1999 and $15,736,000, or 129%, from 1998. The gross margin, as a percentage of sales, was 38.3% of product sales, compared to 32.6% in 1999 and 36.2% in 1998. The improvement in gross margin in

     2000 compared to 1999 was principally due to lower production costs per ATM unit as a result of volume discounts on raw materials and manufacturing efficiencies.

     Selling, general and administrative expenses were $11,108,000 in 2000, an increase of $2,078,000 from $9,030,000 in 1999, and an increase of $3,742,000 from $7,366,000 in 1998, as a result of higher salaries and increased marketing expenses. These costs were 15.2% of sales in 2000, a decrease from the 1999 and 1998 levels of 19.7% and 21.9%, respectively. The percentage decline relates primarily to increased sales volume.

     Depreciation and amortization was $1,368,000, $813,000 and $489,000, for the years ended September 30, 2000, 1999 and 1998, respectively. The increase in 2000 compared to 1999 and 1998 related to additions of property, plant and equipment primarily for the production of new models in the Ignition and Chameleon series ATM product lines.

     Interest expense fluctuations in 2000, 1999 and 1998 are a result of varying levels of outstanding indebtedness under the Company's revolving credit agreement with a bank and changes in the prime rate. The Company expects interest expense to increase during fiscal 2001 due to the issuance of the convertible debentures described below.

     Income tax expense (benefit) provisions of $4,838,000 in 2000 and $1,800,000 in 1999, represented an effective tax rate of 34.5% in 2000 and 38% in 1999. The income tax benefit in 1998 was attributable to a fourth quarter reduction in valuation allowance estimates to reflect the probable utilization of the Company's remaining deferred tax assets. This resulted in the recognition of a deferred income tax benefit of $947,000 which, when offset with current tax expense of $640,000, resulted in a net income tax benefit of $307,000.

                         LIQUIDITY AND CAPITAL RESOURCES

     The financial position of the Company continues to improve primarily as a result of profitable operations, the infusion of capital from the exercise of options and warrants, and the issuance of convertible debentures in September 2000 as reflected in the following key indicators as of September 30, 2000, 1999 and 1998:

                                                 (dollars in 000's)
                                        ----------------------------------
                                          2000         1999         1998
                                        --------     --------     --------
Cash ..............................     $ 16,223     $  2,424     $  1,400
Working capital ...................       46,516       18,023       15,438
Total assets ......................       63,060       28,696       24,247
Shareholders' equity ..............       28,846       15,922       13,484

     The improvement in working capital in 2000 is principally due to the increase in cash from the private placement in September 2000 of $18,000,000 of convertible debentures, as described more fully below, and an increase in accounts receivable and inventories as a result of higher sales levels.

     The Company has a credit agreement with a bank which provides for a $7,000,000 revolving line of credit with interest equal to the prime rate, of which $1,800,000 was unused and available at September 30, 2000, and a $640,000 term loan at 8.4% interest per annum. At September 30, 2000, $5,200,000 was outstanding on the revolving credit facility compared to $4,894,634 at September 30, 1999. Subsequent to September 30, 2000, the Company amended the credit agreement to increase the line of credit to $10,000,000. See Note 8 to Notes to Consolidated Financial Statements for a description of all outstanding debt and maturities.

     In September 2000, the Company issued an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004, to two investors convertible into the Company's common stock at a price of $9.50 per share. Some of these proceeds may be used to provide financing to several of the Company's major customers. In addition, the Company issued warrants to the investors to purchase 378,947 shares of the Company's common stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share. The debentures provide for three methods to convert the debentures into shares of the Company's common stock: (1) conversion at the option of the Holder; (2) conversion at the option of the Company; and (3) a put option. See Note 9 to Notes to Consolidated Financial Statements for a description of the terms and conditions of the convertible debentures.

     The Company formerly owned 100% of 3CI Complete Compliance Corporation, a company engaged in the transportation and incineration of medical waste, until its divestiture of a majority interest in February 1994. The Company continues to own 698,464 shares of the common stock of 3CI. During the fourth quarter, management of the Company deemed the decline in the fair value of the 3CI to be other than temporary and recorded a non-cash impairment charge in the amount of $1,000,000 for the write-down of its investment in the common stock of 3CI in accordance with Financial Accounting Standards Board Statement No. 115. With respect to its remaining investment, the Company had previously provided aggregate loss provisions of $1,436,750 in prior periods, resulting in a write-down of the investment to its present carrying amount of $130,962. The Company has no immediate plan for the disposal of these shares, and accordingly, all the shares are presently pledged to secure borrowings under the revolving credit agreement with a bank. See Note 5 to Notes to Consolidated Financial Statements.

     During the year ended September 30, 2000, warrants to purchase 1,055,692 shares of Common Stock were exercised, generating proceeds of $995,587. In addition, an aggregate of options to purchase 252,550 shares of Common Stock were exercised pursuant to the Company's stock option plans, generating proceeds of $353,577.

     The Company's research and development budget for fiscal 2001 has been estimated at $3,200,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $2,800,000, $1,700,000 and $1,400,000 for the years ended September 30, 2000, 1999 and
     1998, respectively.

     With its present capital resources, its continuing earnings from operations, its potential capital from the exercise of warrants, and available credit from its revolving facility, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

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

     YEAR 2000 DISCLOSURE

     The Company was well prepared for the year 2000 and experienced no major problems with its internal systems or in products purchased from suppliers used in manufacturing. The Company is also aware of no major problems with any of its products in the field. As required, the Company expensed as incurred all costs associated with year 2000 issues. The costs did not have a material effect on the Company's financial position or results of operations.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2000, there would be no material impact on the Company's consolidated results of operations or financial position.

     RISK FACTORS

     There are several risks inherent in the business of the Company including, but not limited to, the following:

     A substantial amount of our revenues comes from one product line.

     We receive a substantial amount of our revenues from sales of our ATMs. Approximately 81% and 78% of our net sales came from our ATM product line for the years ended September 30, 2000 and 1999, respectively.

     We expect our future success to depend in large part on the sale of our ATMs. Because of this product concentration, our business could be materially adversely affected by a decline in demand for these products or an increase in competition. Our future performance will depend in part on the successful development, introduction and customer acceptance of new ATM products and other products. We may be unsuccessful in designing, manufacturing, marketing and selling any new products.

     We may be unable to sustain our recent growth and our operating results may fluctuate for a variety of reasons, many of which are beyond our control.

     We may be unable to sustain our recent growth in revenues and profits in the future. Our business strategies may fail and our quarterly and annual operating results may vary significantly from period to period depending on:

          -    the volume and timing of orders received during the period,
          - the timing of new product introductions by us and our competitors,
          -    the impact of price competition on our selling prices,
          -    the availability and pricing of components for our products,
          -    seasonal fluctuations in operations and sales,
          -    changes in product or distribution channel mix,
          -    changes in operating expenses,
          -    changes in our strategy, and
          -    personnel changes and general economic factors.

     Many of these factors are beyond our control. We are unable to forecast the volume and timing of orders received during a particular period. Customers generally order our products on an as-needed basis, and accordingly we have historically operated with a relatively small backlog. We experience seasonal variances in our operations and historically have our lowest dollar volume sales months between November and February. Accordingly, operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

     Even though it is difficult to forecast future sales and we maintain a relatively small level of backlog at any given time, we generally must plan production, order components and undertake our development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in sales in a given period may adversely impact our results of operations if we are unable to adjust expenses or inventory during the period to match the level of sales for the period.

     We depend on one major customer and, if we lose that customer, we may be unable to replace it.

     One customer, Credit Card Center ("CCC") accounted for 61% and 40% of our net sales for the years ended September 30, 2000 and 1999, respectively. We expect to depend upon CCC for a significant portion of our net sales in future periods. If CCC fails to place anticipated orders or defers or cancels its orders, we will experience an immediate and severe drop in our sales. We are unable to predict whether sales from CCC will reach or exceed historical levels in any future period. In addition, we may be unable to retain CCC or expand our distribution channels by entering into arrangements with new customers.

     We provide substantial amounts of credit to one major customer, and we could incur a substantial accounting loss if that customer defaulted on its obligations to us.

     In order to remain competitive, we provide extended financing terms for substantial amounts of credit to assist our major customer, CCC, with its working capital requirements. The amounts owed to us by CCC are secured by a collateral pledge of accounts receivable, inventories and transaction income. In the event that CCC failed to perform according to the terms of our credit arrangement with them, we might be required to foreclose and liquidate the underlying collateral. We would incur a loss to the extent that the proceeds realized from the liquidation of collateral were less than the amount owed to us by CCC.

     Failure by third-party suppliers to provide us with components will affect our ability to produce our ATM and TACC products.

     We depend on third-parties to manufacture components for most of our ATM and TACC products as part of our low-cost manufacturing strategy. Our principal suppliers are Fujitsu-ICL Systems, De La Rue and Special Products. We have alternative suppliers for the components; however, the unit costs currently paid by us for these components may increase if we switch to these alternative suppliers. Moreover, our inability to obtain enough of, or the failure of suppliers to deliver, the components would require us to change the design of the products in order to use other components. Alternative sources of supply may be unavailable on reasonably acceptable terms, on a timely basis, or at all.

     We have a written agreement with only one of our component suppliers. We purchase components from our other suppliers on a purchase order basis. We don't have any guaranteed supply arrangements with most of our suppliers and these suppliers may be unable to meet our future requirements. We keep a limited inventory of components for which there is only one or a limited number of suppliers, but these inventories may be insufficient for our needs.

     Our growth may over-extend our management and other resources.

     Future growth in our business could significantly strain our limited personnel, management, financial controls and other resources. Our ability to manage any future expansion effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new management and employees into our overall operations and to continue to improve our operational, financial and management systems and controls and facilities. Our failure to manage any expansion effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our business, results of operations and financial condition.

     The ATM market is very competitive and, if we fail to adapt our products and services, we will lose customers and fail to compete effectively.

     The markets for our ATM products are characterized by intense competition. We expect the intensity of competition to increase. Large manufacturers such as Diebold Incorporated, NCR Corporation, Triton Systems (a division of Dover Corporation) and Hyosung compete directly with us in the quickly growing, low-cost ATM market. Our direct competitors for our TACC products include Allied Gary International, McGunn, Scitak and AutoVend. We believe that AutoVend is the only other manufacturer that features cash controllers as a major product line.

     Competition is likely to result in price reductions, reduced margins and loss of market share, any one of which may harm our business. Competitors vary in size, scope and breadth of the products and services offered. We may encounter competition from competitors who offer more functionality and features. In addition, we expect competition from other established and emerging companies, as the market continues to develop and expand, resulting in increased price sensitivity for our products.

     To compete successfully, we must adapt to a rapidly changing market by continually improving the performance, features and reliability of our products and services or else our products and services may become obsolete. We may also incur substantial costs in modifying our products, services or infrastructure in order to adapt to these changes.

     Many of our competitors have greater financial, technical, marketing and other resources and greater name recognition than we do. In addition, many of our competitors have established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may develop and rapidly acquire significant market share.

     Our future growth will depend upon our ability to continue to manufacture, market and sell ATMs with cost-effective characteristics, develop and penetrate new market segments and enter and develop new markets.

     We must design and introduce new products with enhanced features, develop close relationships with the leading market participants and establish new distribution channels in each new market or market segment in order to grow. We are currently marketing a new ATM product, the Chameleon, which is a web-enabled ATM product that provides users with e-commerce and point-of-sale functionality in addition to traditional ATM features. We are unable to predict whether Chameleon will gain acceptance in the ATM market. Additionally, some of the transactions currently initiated through ATMs could be accomplished in the future using emerging technologies, such as wireless devices and cellular telephones, which we do not currently support. We may be unable to develop or gain market acceptance of products supporting these technologies. Our failure to successfully offer products supporting these emerging technologies could harm our business.

     Because the protection of our proprietary technology is limited, our proprietary technology may be used by others without our consent, which may reduce our ability to compete and may divert resources.

     Our success depends upon proprietary technology and other intellectual property rights. We must be able to obtain patents, maintain trade-secret protection and operate without infringing on the intellectual property rights of others. We have relied on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions to protect proprietary technology. Our means of protecting intellectual property rights may be inadequate. It is possible that patents issued to or licensed by us will be successfully challenged. We may unintentionally infringe patents of third parties or we may have to alter our products or processes or pay licensing fees or cease certain activities to take into account patent rights of third parties, thereby causing additional unexpected costs and delays which may adversely affect our business.

     In addition, competitors may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to those we use. The scope and validity of these patents and proprietary rights, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our existing or future products.

     We also rely upon unpatented trade secrets. Other entities may independently develop substantially the same proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. In addition, we may be unable to meaningfully protect our rights to our unpatented trade secrets. In addition, certain previously filed patents relating to our ATM products and TACC products have expired.

     Litigation may be necessary to enforce our intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation may result in substantial costs and diversion of resources, which may limit our ability to develop new services and compete for customers.

     If the ability to charge ATM fees is limited or prohibited, ATMs may become less profitable and demand for our ATM products could decrease.

     The growth in the market and in our sales of ATMs has been due, in part, to the ability of ATM owners to charge consumers a surcharge fee for the use of the ATM. The ability to charge fees resulted from the elimination in April 1996 by the Cirrus and Plus national ATM networks of their policies against the imposition of surcharges on ATM transactions.

     ATM owners are subject to federal and state regulations governing consumers' rights with respect to ATM transactions. Some states and municipalities have enacted legislation in an attempt to limit or eliminate surcharging, and similar legislation has been introduced in Congress. In addition, it is possible that one or more of the national ATM networks will reinstate their former policies prohibiting surcharging. The adoption of any additional regulations or legislation or industry policies limiting or prohibiting ATM surcharges could decrease demand for our products.

     Any interruption of our manufacturing whether as a result of damaged equipment, natural disasters or otherwise could injure our business.

     All of our manufacturing occurs at our facility in Carrollton, Texas. Our manufacturing operations utilize equipment which, if damaged or otherwise rendered inoperable, would result in the disruption of our manufacturing operations. Although we maintain business interruption insurance, our business would be injured by any extended interruption of the operations at our manufacturing facility. This insurance may not continue to be available on reasonable terms or at all. Our facilities are also exposed to risks associated with the occurrence of natural disasters, such as hurricanes and tornadoes. It is possible that natural disasters may damage our facilities.

     If we release products containing defects, we may need to halt further sales and/or services until we fix the defects, and our reputation would be harmed.

     We provide a limited warranty on each of our products covering manufacturing defects and premature failure. While we believe that our reserves for warranty claims are adequate, we may experience increased warranty claims. Our products may contain undetected defects which could result in the improper dispensation of cash or other items. Although we have experienced only a limited number of claims of this nature to date, these types of defects may occur in the future. In addition, we may be held liable for losses incurred by end users as a result of criminal activity which our products were intended, but unable, to prevent, or for any damages suffered by end users as a result of malfunctioning or damaged components.

     We remain liable for any problems or contamination related to our fuel monitoring units.

     Although we discontinued the production and distribution of our fuel monitoring units, those units which are still in use are subject to a variety of federal, state and local laws, rules and regulations governing storage, manufacture, use, discharge, release and disposal of product and contaminants into the environment or otherwise relating to the protecting of the environment. These regulations include, among others (i) the Comprehensive Environmental Response, (ii) Compensation and Liability Act of 1980, (iii) The Resource Conservation and Recovery Act of 1976, (iv) the Oil Pollution Act of 1990, (v) the Clean Air Act of 1970, the Clean Water Act of 1972, (vi) the Toxic Substances control Act of 1976, (vii) the Emergency Planning and Community Right-to-Know Act, and (viii) the Occupational Safety and Health Administration Act.

     Our fuel monitoring products, by their very nature, give rise to the potential for substantial environmental risks. If our monitoring systems fail to operate properly, releases or discharges of petroleum and related products and associated wastes could contaminate the environment. If there are releases or discharges we may be found liable under the environmental laws, rules and regulations of the United States, states and local jurisdictions relating to contamination or threat of contamination of air, soil, groundwater and surface waters. This indirect liability could expose us to monetary liability incident to the failure of the monitoring systems to detect potential leaks in underground storage tanks. Although we have tried to protect our business from environmental claims by limiting the types of services we provide, operating pursuant to contracts designed to protect us, instituting quality control operating procedures and, where appropriate, insuring against environmental claims, we are unable to predict whether these measures will eliminate the risk of potential environmental liability entirely.

     We could lose the services of one or more of our executive officers or key employees.

     Our executive officers and key employees are critical to our business because of their experience and acumen. In particular, the loss of the services of James T. Rash, Chairman of the Board, Chief Executive Officer and Chief Financial Officer, or Mark K. Levenick, Chief Operating Officer of the Company and President of our operating subsidiaries, could have a material adverse effect on our operations. We have key-man life insurance on the life of Mr. Rash in the amount of $1,000,000, with the company named as sole beneficiary. In addition, one of our subsidiaries has key-man life insurance on the life of Mr. Levenick in the amount of $1,000,000, with the subsidiary named as the sole beneficiary.

     Our future success and growth also depends on our ability to continue to attract, motivate and retain highly qualified employees, including those with the expertise necessary to operate our business. These officers and key personnel may not remain with us, and their loss may harm our development of technology, our revenues and cash flows. Concurrently, the addition of these personnel by our competitors would allow our competitors to compete more effectively by diverting customers from us and facilitating more rapid development of their technology.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to directors of the Registrant is included on pages 3 and 4 of the Company's proxy statement for the 2001 Annual Meeting of Shareholders ("2001 Annual Meeting") and is incorporated herein by reference. Information with respect to "Section 16(a) Beneficial Ownership Reporting Compliance" is included on page 5 of the Company's proxy statement for the 2001 Annual Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included on pages 7 through 9 of the Company's proxy statement for the 2001 Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Information with respect to security ownership of certain beneficial owners and management is included on pages 5 through 7 of the Company's proxy statement for the 2001 Annual Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is included on page 9 of the Company's proxy statement for the 2001 Annual Meeting is incorporated herein by reference.

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

                               REPORTS ON FORM 8-K

     The Company filed one report on Form 8-K on September 20, 2000 under Item 5
     - Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TIDEL TECHNOLOGIES, INC.
                                     (Company)


January 9, 2001                      /s/ JAMES T. RASH
                                     ------------------------------------------
                                     James T. Rash
                                     President and Principal Executive Officer

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

SIGNATURE                               TITLE                  DATE
---------                               -----                  ----

/s/ JAMES T. RASH                     Director            January 9, 2001
----------------------------
James T. Rash

/s/ JAMES L. BRITTON, III             Director            January 9, 2001
----------------------------
James L. Britton, III

/s/ JERRELL G. CLAY                   Director            January 9, 2001
----------------------------
Jerrell G. Clay

/s/ MARK K. LEVENICK                  Director            January 9, 2001
---------------------------
Mark K. Levenick

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----

CONSOLIDATED FINANCIAL STATEMENTS OF TIDEL TECHNOLOGIES, INC.
         AND SUBSIDIARIES

         Independent Auditors' Report                                                   F-2

         Consolidated Balance Sheets - September 30, 2000 and 1999                      F-3

         Consolidated Statements of Income for the years ended
                  September 30, 2000, 1999 and 1998                                     F-4

         Consolidated Statements of Comprehensive Income for the
                  years ended September 30, 2000, 1999 and 1998                         F-5

         Consolidated Statements of Shareholders' Equity for the years
                  ended September 30, 2000, 1999 and 1998                               F-6

         Consolidated Statements of Cash Flows for the years ended
                  September 30, 2000, 1999 and 1998                                     F-7

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

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                        KPMG LLP


Houston, Texas
December 15, 2000

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,
                                                                 ------------------------------
                                                                      2000             1999
                                                                 ------------      ------------
                              ASSETS
Current Assets:
    Cash and cash equivalents                                    $ 16,223,192      $  2,423,844
    Trade accounts receivable, net of allowance of
        $448,037 and $566,917, respectively                        29,168,134        15,137,056
    Notes and other receivables                                     1,151,680           897,368
    Inventories                                                    10,415,492         6,128,741
    Deferred tax assets                                             1,153,472           738,691
    Prepaid expenses and other                                        349,251           225,599
                                                                 ------------      ------------
            Total current assets                                   58,461,221        25,551,299

Investment in 3CI, at market value                                    130,962           261,924

Property, plant and equipment, at cost                              4,919,186         3,912,348
    Accumulated depreciation                                       (2,954,873)       (1,932,575)
                                                                 ------------      ------------
        Net property, plant and equipment                           1,964,313         1,979,773

Intangible assets, net of accumulated amortization of
    $1,161,675 and $1,039,364, respectively                           539,398           661,709
Deferred tax assets                                                   519,345           195,390
Deferred financing costs and other assets                           1,445,118            45,974
                                                                 ------------      ------------
        Total assets                                             $ 63,060,357      $ 28,696,069
                                                                 ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                         $    128,000      $    128,000
    Accounts payable                                                8,176,905         5,285,591
    Accrued liabilities                                             3,640,264         2,114,314
                                                                 ------------      ------------
        Total current liabilities                                  11,945,169         7,527,905

Long-term debt, net of current maturities                           5,424,000         5,246,634
Convertible debentures, net of discount of $1,155,157              16,844,843                --
                                                                 ------------      ------------
        Total liabilities                                          34,214,012        12,774,539
                                                                 ------------      ------------

Commitments and contingencies (Note 15)

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,376,210 and
        16,067,968 shares, respectively                               173,762           160,680
    Additional paid-in capital                                     17,207,137        14,299,373
    Retained earnings                                              12,318,721         3,149,328
    Deferred financing costs                                         (416,525)               --
    Stock subscriptions receivable                                         --          (382,063)
    Accumulated other comprehensive loss                             (436,750)       (1,305,788)
                                                                 ------------      ------------
        Total shareholders' equity                                 28,846,345        15,921,530
                                                                 ------------      ------------
        Total liabilities and shareholders' equity               $ 63,060,357      $ 28,696,069
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        YEARS ENDED SEPTEMBER 30,
                                             ----------------------------------------------
                                                 2000             1999             1998
                                             ------------     ------------     ------------

Revenues                                     $ 72,931,388     $ 45,873,341     $ 33,607,533
Cost of sales                                  45,015,368       30,912,917       21,427,255
                                             ------------     ------------     ------------
    Gross profit                               27,916,020       14,960,424       12,180,278

Selling, general and administrative            11,108,302        9,030,171        7,366,444
Depreciation and amortization                   1,367,964          813,332          489,201
                                             ------------     ------------     ------------
    Operating income                           15,439,754        5,116,921        4,324,633

Other expense:
    Interest expense, net                         432,361          380,957          392,258
    Write-down of investment in 3CI             1,000,000               --               --
                                             ------------     ------------     ------------
        Total other expense                     1,432,361          380,957          392,258
                                             ------------     ------------     ------------
Income before income taxes                     14,007,393        4,735,964        3,932,375

Income tax expense (benefit)                    4,838,000        1,800,000         (307,251)
                                             ------------     ------------     ------------
Net income                                   $  9,169,393     $  2,935,964     $  4,239,626
                                             ============     ============     ============

Basic earnings per share:
    Net income                               $       0.55     $       0.18     $       0.27
                                             ============     ============     ============
    Weighted average common shares
        outstanding                            16,630,482       16,008,639       15,569,849
                                             ============     ============     ============

Diluted earnings per share:
    Net income                               $       0.50     $       0.17     $       0.25
                                             ============     ============     ============
    Weighted average common and
        dilutive shares outstanding            18,493,331       16,968,412       16,896,688
                                             ============     ============     ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




                                                                    YEARS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------
                                                             2000              1999               1998
                                                         ------------      ------------      ------------

Net income                                               $  9,169,393      $  2,935,964      $  4,239,626

Other comprehensive income (loss):
     Unrealized gain (loss) on investment in 3CI             (130,962)         (655,159)          342,774
     Less: reclassification adjustment for loss
              included in net income                        1,000,000                --                --
                                                         ------------      ------------      ------------
          Other comprehensive income (loss)                   869,038          (655,159)          342,774
                                                         ------------      ------------      ------------
Comprehensive income                                     $ 10,038,431      $  2,280,805      $  4,582,400
                                                         ============      ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 RETAINED
                                      SHARES                     ADDITIONAL       EARNINGS                        TOTAL
                                    ISSUED AND      COMMON        PAID-IN      (ACCUMULATED                   SHAREHOLDERS'
                                    OUTSTANDING      STOCK        CAPITAL         DEFICIT)       OTHER           EQUITY
                                   ------------   -----------   ------------   ------------    -----------    -------------

Balance, September 30, 1997          14,851,050       148,511     13,387,412     (4,026,262)    (1,417,840)      8,091,821

Exercise of warrants                  1,009,418        10,094        757,141             --             --         767,235
Net income                                   --            --             --      4,239,626             --       4,239,626
Payments of stock subscriptions              --            --             --             --         42,374          42,374
Unrealized gain on
   investment in 3CI                         --            --             --             --        342,774         342,774
                                   ------------   -----------   ------------   ------------    -----------    ------------

Balance, September 30, 1998          15,860,468       158,605     14,144,553        213,364     (1,032,692)     13,483,830

Exercise of warrants                    207,500         2,075        154,820             --             --         156,895
Net income                                   --            --             --      2,935,964             --       2,935,964
Unrealized loss on
   investment in 3CI                         --            --             --             --       (655,159)       (655,159)
                                   ------------   -----------   ------------   ------------    -----------    ------------

Balance, September 30, 1999          16,067,968       160,680     14,299,373      3,149,328     (1,687,851)     15,921,530

Exercise of warrants and options      1,308,242        13,082      1,336,082             --             --       1,349,164
Issuance of warrants
   in connection with
   convertible debentures                    --            --      1,571,682             --             --       1,571,682
Deferred financing costs                     --            --             --             --       (416,525)       (416,525)
Payments of stock subscriptions              --            --             --             --        382,063         382,063
Net income                                   --            --             --      9,169,393             --       9,169,393
Unrealized loss on
   investment in 3CI                         --            --             --             --       (130,962)       (130,962)
Reclassification adjustment for
   realized loss on investment
   in 3CI included in net income             --            --             --             --      1,000,000       1,000,000
                                   ------------   -----------   ------------   ------------    -----------    ------------

Balance, September 30, 2000          17,376,210   $   173,762   $ 17,207,137   $ 12,318,721    $  (853,275)   $ 28,846,345
                                   ============   ===========   ============   ============    ===========    ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              YEARS ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------

Cash flows from operating activities:
    Net income                                                      $  9,169,393    $  2,935,964    $  4,239,626
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                  1,367,964         813,332         489,201
        Deferred taxes                                                  (738,736)        332,186        (947,457)
        Write-down of investment in 3CI                                1,000,000              --              --
        Gain on sale of property, plant and equipment                         --         (12,195)           (400)
        Changes in assets and liabilities:
            Trade accounts receivable, net                           (14,031,078)     (4,890,981)     (1,513,995)
            Notes and other receivables                                 (254,312)        276,687        (640,104)
            Inventories                                               (4,286,751)        577,015      (2,497,396)
            Prepaids and other assets                                 (1,522,811)        175,316        (136,378)
            Accounts payable and accrued liabilities                   4,417,264       1,999,698        (168,122)
                                                                    ------------    ------------    ------------
        Net cash provided by (used in) operating activities           (4,879,067)      2,207,022      (1,175,025)
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (1,230,178)     (1,282,875)       (724,844)
    Proceeds from sale of property, plant and equipment                       --          12,195             400
    Increase in intangible assets                                             --         (81,571)       (116,385)
    Increase in investment in 3CI                                             --              --         (20,804)
                                                                    ------------    ------------    ------------
        Net cash used in investing activities                         (1,230,178)     (1,352,251)       (861,633)
                                                                    ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible debentures                  18,000,000              --              --
    Proceeds from borrowings under revolving credit note                 305,366         140,030       1,740,000
    Repayments of notes payable                                         (128,000)       (128,000)       (980,697)
    Proceeds from exercise of warrants and options                     1,349,164         156,895         767,235
    Payments of stock subscriptions                                      382,063              --         360,937
                                                                    ------------    ------------    ------------
        Net cash provided by financing activities                     19,908,593         168,925       1,887,475
                                                                    ------------    ------------    ------------
        Net increase (decrease) in cash and cash equivalents          13,799,348       1,023,696        (149,183)

Cash and cash equivalents at beginning of period                       2,423,844       1,400,148       1,549,331
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of period                          $ 16,223,192    $  2,423,844    $  1,400,148
                                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                          $    529,242    $    459,636    $    462,297
                                                                    ============    ============    ============
    Cash paid for taxes, net of refunds receivable                  $  4,770,100    $  1,539,549    $    451,182
                                                                    ============    ============    ============

Supplemental disclosure of non-cash financing activities:
    Discount on long-term debt for detachable warrants              $  1,155,157    $         --    $         --
                                                                    ============    ============    ============
    Warrants issued for deferred financing costs                    $    416,525    $         --    $         --
                                                                    ============    ============    ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000, 1999 AND 1998



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Tidel Technologies, Inc. (the "Company") is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines and related software and electronic cash security systems, primarily in the United States.

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

REVENUE RECOGNITION
Revenues are recognized at the time products are shipped to customers.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,800,000, $1,700,000 and $1,400,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

INVESTMENT SECURITIES
In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies its investment in 3CI Complete Compliance Corporation ("3CI") as available for sale, with unrealized gains and losses excluded from earnings and recorded as a component of other comprehensive income. Declines in fair value below the amortized cost basis of the investments that are determined to be other than a temporary decline are charged to earnings.

ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes all non-equity holder changes in stockholders' equity. As of September 30, 2000 and 1999, the Company's only component of accumulated other comprehensive loss relates to unrealized losses on its investment in 3CI.

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

During the year ended September 30, 2000, the Company had sales to one major customer that accounted for more than 10% of sales in the amount of $44,825,049. During the year ended September 30, 1999, the Company had such sales to two major customers in the amounts of $18,554,624 and $4,781,236. During the year ended September 30, 1998, the Company had such sales to two major customers in the amounts of $3,526,941 and $3,520,910.

Foreign sales accounted for 6%, 5% and 4% of the Company's total sales during the years ended September 30, 2000, 1999 and 1998, respectively. Foreign sales are transacted in U.S. dollars.

(3) NOTES AND OTHER RECEIVABLES

Notes and other receivables consisted of non-trade notes and accounts of $1,151,680 and $897,368 at September 30, 2000 and 1999, respectively.

At September 30, 2000, the Company had a note due from a non-affiliated corporation with an outstanding principal balance of $213,058. The note bears interest at 12% per annum and is secured by the personal guaranty of the majority shareholder of the non-affiliated corporation and a pledge of outstanding common stock of the corporation. The note matures March 31, 2001. Non-trade accounts also include amounts due from related parties as described in
Note 16.

(4) INVENTORIES

Inventories consisted of the following at September 30, 2000 and 1999:

                                          2000            1999
                                      ------------    ------------
Raw materials .....................   $  9,047,215    $  5,200,887
Work in process ...................         12,191          36,749
Finished goods ....................      1,244,944         590,852
Other .............................        398,560         384,963
                                      ------------    ------------
                                        10,702,910       6,213,451
Inventory reserve .................       (287,418)        (84,710)
                                      ------------    ------------
                                      $ 10,415,492    $  6,128,741
                                      ============    ============

(5) INVESTMENT IN 3CI

The Company owned 698,464 shares of 3CI common stock at September 30, 2000 and 1999 with a market value of $130,962 ($0.188 per share) and $261,924 ($.375 per share), respectively. In accordance with the provisions of SFAS No. 115, the Company recorded an impairment charge of $1,000,000 in September 2000 as the decline in fair value has been deemed to be other than temporary. In addition, the Company recorded unrealized losses of $130,962 and $655,159 as components of other comprehensive income at September 30, 2000 and 1999, respectively.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2000 and 1999:

                                                      2000          1999         Useful Life
                                                   ----------   ------------    -------------
Machinery and equipment ........................    3,003,498   $  2,235,371     2 - 10 years
Computer equipment and systems .................      963,994        958,332     2 - 7 years
Furniture, fixtures and other improvements .....      951,694        718,645     3 - 5 years
                                                   ----------   ------------
                                                   $4,919,186   $  3,912,348
                                                   ==========   ============

Depreciation expense was $1,245,653, $596,438 and $368,825 for the years ended September 30, 2000, 1999 and 1998, respectively. Repairs and maintenance expense was $111,711, $112,637 and $56,330 for the years ended September 30, 2000, 1999 and 1998, respectively.

(7) INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2000 and 1999:

                                              2000           1999
                                           -----------    -----------
Electronic cash security systems:
   Software ............................   $   350,000    $   350,000
   Proprietary technology ..............       417,000        417,000
Other ..................................       350,849        350,849
Goodwill ...............................       583,224        583,224
Accumulated amortization ...............    (1,161,675)    (1,039,364)
                                           -----------    -----------
                                           $   539,398    $   661,709
                                           ===========    ===========

(8) LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2000 and 1999:

                                                                2000            1999
                                                             -----------    -----------

Revolving credit note payable to bank, due
   April 30, 2002, interest payable monthly
   at prime (8.4% and 8.25% at September 30,
   2000 and 1999, respectively) ..........................   $ 5,200,000    $ 4,894,634
Term note payable to bank, payable in quarterly
   installments of $32,000 plus accrued interest
   at 8.4% through May 31, 2003 ..........................       352,000        480,000
                                                             -----------    -----------
Total long-term debt .....................................     5,552,000      5,374,634
   Less: current maturities ..............................      (128,000)      (128,000)
                                                             -----------    -----------
Long-term debt, less current maturities ..................   $ 5,424,000    $ 5,246,634
                                                             ===========    ===========

The Company has a credit agreement with a bank which provides for a $7,000,000 revolving line of credit, of which $1,800,000 was unused and available at September 30, 2000, and a $640,000 term loan. The facility is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the revolving line of credit are limited to the balance of eligible accounts receivable and inventory, and accrue interest at the prime rate with certain LIBOR alternatives. The term loan is payable in quarterly principal installments of $32,000 together with accrued interest at 8.4% per annum. Borrowings under the revolving line of credit mature in April 2002 and the term loan matures in May 2003. The credit agreement includes covenants which among other things, require the maintenance of specified financial ratios, restrict payments of dividends and limit the amount of capital expenditures. The Company was in compliance with all covenants at September 30, 2000. Subsequent to September 30, 2000, the Company amended the credit agreement to increase the line of credit to $10,000,000.

The scheduled maturities of long-term debt outstanding at September 30, 2000 are summarized as follows: $128,000 in 2001, $5,328,000 in 2002 and $96,000 in 2003.

(9) CONVERTIBLE DEBENTURES

In September 2000, the Company entered into an agreement with two investors (the "Holders") whereby the Company issued $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004, which are convertible into shares of the Company's common stock at $9.50 per share. In addition, the Company issued to the Holders warrants to purchase 378,947 shares of the Company's common stock, which are exercisable at any time through September 2005 at a price of $9.80 per share.

The debentures provide for three methods to convert the debentures into shares of the Company's common stock: (1) conversion at the option of the Holder; (2) conversion at the option of the Company; and (3) a put option. The conversion price in effect on any conversion date shall be $9.50 per common share, with the exception of the put option, as discussed below. In addition, the conversion ratio is subject to adjustment by an anti-dilution provision with regards to common share dividends, stock splits, and the granting of stock options and warrants.

CONVERSION AT THE OPTION OF THE HOLDER

The debentures shall be convertible into shares of common stock at the option of the Holder at any time following the original issue date. The Holder shall effect conversions at its option by delivering to the Company the conversion notice specifying therein the principal amount of debentures to be converted and the date on which such conversion is to be effected.

CONVERSION AT THE OPTION OF THE COMPANY

The Company may require conversion of all or a portion of the then outstanding principal amount of the debentures if the per share market value of the Company's common stock exceeds 150% of the then applicable conversion price for 20 trading days (which need not be consecutive) in a period of 30 consecutive trading days at any time after registration of the underlying shares, as well as certain other administrative requirements.

PUT OPTION

The debentures provide for the Holder to put the debentures back to the Company on either the 270th day or 540th day following the original issue date (the "Put Dates"). However, 20 days prior to each Put Date, the Company may indicate to the Holder the maximum amount of cash that the Company will pay upon the Put Date (the "Maximum Cash Consideration"). If the Holder still elects to put all or a portion of the debentures, then any amounts in excess of the Maximum Cash Consideration will convert into shares of common stock at a conversion price equal to the average of the per share market values for the five trading days preceding the put date, without regard to the stated conversion price of $9.50 per share.

If the Holder exercises the put option, the Company shall pay the Holder the put price, up to the Maximum Cash Consideration, within 60 days following the Put Date (the "Put Payment Date"). If any portion of the Maximum Cash Consideration of the put price shall not be paid on or prior to the Put Payment Date, then the Holder shall have the right, no later than 20 trading days following the Put Payment Date, to either (i) rescind the put notice or (ii) convert all or portion of the principal amount and interest at a conversion price equal to the lower of the conversion price and the average of the per share market values during the ten trading days immediately preceding either the Put Payment Date or the date the Holder rescinds the put notice, whichever is lower.

As discussed above, the Holders received an aggregate of 378,947 common stock purchase warrants with an exercise price equal to $9.80 per share, exercisable at any time prior to the expiration date in September 2005. In addition, the investment advisors for the transaction received warrants to purchase 189,473 shares of common stock at exercises prices of (i) $10.925 per share as to 157,895 shares and (ii) $11.27 per share as to 31,578 shares.

The Company calculated the fair value attributable to the Holders' detachable warrants to be $1,155,157, with a corresponding discount recorded against the carrying value of the debentures. In addition, the Company attributed a fair value to the investment advisors' warrants of $416,525, which has been recorded as deferred financing costs within shareholders' equity. Based on the terms of the debentures, management has determined that no beneficial conversion features have been granted to the Holders as a result of this agreement.

(10) ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2000 and 1999:

                                             2000          1999
                                         -----------   -----------
Wages and related benefits ...........   $ 1,159,588   $   822,928
Reserve for warranty charges .........       899,997       714,325
Taxes:
      Federal income .................       350,167       175,000
      Sales and use ..................       143,725        97,514
      Ad valorem .....................       212,854       159,460
Other ................................       873,933       145,087
                                         -----------   -----------
                                         $ 3,640,264   $ 2,114,314
                                         ===========   ===========

(11) WARRANTS

The Company's registration statement covering the offering and sale by selling shareholders of the common stock underlying all of the Company's then outstanding warrants was declared effective in 1997. The warrants related to grants made in connection with debt and equity issues, acquisitions, directors' remuneration and various services rendered. During the year ended September 30, 2000, warrants to purchase 1,055,692 shares of common stock were exercised generating proceeds of $995,587.

During the year ended September 30, 2000, the Company issued warrants to purchase 693,420 shares of common stock at exercise prices ranging from $1.875 to $11.27 (such prices being equal to or greater than the fair market value of the common stock at the date of the grants) in connection with the issuance of convertible debentures and for services rendered. At September 30, 2000, the Company had outstanding warrants to purchase 1,113,420 shares of common stock which expire at various dates through September 2005. The warrants have exercise prices ranging from $0.625 to $11.27 per share and, if exercised, would generate proceeds to the Company of approximately $6,900,000.

(12) EMPLOYEE STOCK OPTION PLANS

The Company adopted a Long-Term Incentive Plan in 1997 (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1997 Plan authorizes grants of options to purchase up to 1,000,000 shares of common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. At September 30, 2000, there were 955,700 options outstanding, and no additional shares available for grant under the 1997 Plan.

The Company's predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of common stock, of which 230,000 were outstanding at September 30, 2000.

The weighted-average fair value per share of stock options granted during 2000, 1999 and 1998 was $1.17, $.78 and $1.39, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 5.16%, expected life of 4 years, expected volatility of 80.63%, and an expected dividend yield of 0% for the 2000 granted options; risk-free interest rate of 6.0%, expected life of 4 years, expected volatility of 80.16%, and an expected dividend yield of 0% for the 1999 granted options; and a risk-free interest rate of 5.62%, expected life of 4 years, expected volatility of 75.66%, and an expected dividend yield of 0% for the 1998 granted options.

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

                                                2000             1999           1998
                                           -------------   -------------   -------------
Net income:
   As reported .........................   $   9,169,393   $   2,935,964   $   4,239,626
   Pro forma ...........................       8,976,867       2,717,847       4,087,605

Basic earnings per share:
   As reported .........................            0.55            0.18            0.27
   Pro forma ...........................            0.54            0.17            0.26

Diluted earnings per share:
   As reported .........................            0.50            0.17            0.25
   Pro forma ...........................            0.49            0.16            0.24

At September 30, 2000, the range of exercise prices was $0.88 to $1.75 per share under the 1989 Plan and $1.25 to $2.50 per share under the 1997 Plan. At September 30, 2000 and 1999, the weighted-average remaining contractual life of the outstanding options was 7.07 years and 6.8 years, respectively. Stock option activity during the periods indicated was as follows:

                                            Number of    Weighted average
                                              shares      exercise price
                                            ---------    ----------------
Balance at October 1, 1997 ...............    759,550      $   1.78
   Granted ...............................     10,000          2.31
   Canceled ..............................    (15,000)        (1.16)
                                            ---------
Balance at September 30, 1998 ............    754,550          1.80
   Granted ...............................    442,400          1.25
   Canceled ..............................    (36,200)        (1.70)
                                            ---------
Balance at September 30, 1999 ............  1,160,750          1.59
   Granted ...............................    277,500          1.88
   Exercised .............................   (252,550)        (1.40)
                                            ---------
Balance at September 30, 2000 ............  1,185,700          1.70
                                            =========

At September 30, 2000 and 1999, the number of options exercisable was 324,250 and 438,250, respectively, at weighted average prices of $1.79 per share and $1.34 per share, respectively.

(13) INCOME TAXES

Income tax expense (benefit) attributable to income from operations consisted of the following for the years ended September 30, 2000, 1999, and 1998:

                                                    2000           1999           1998
                                                -----------    -----------    -----------
Federal current tax expense .................   $ 5,576,736    $ 1,376,010    $   225,755
State current tax expense ...................            --         91,804        414,451
Federal deferred tax expense (benefit) ......      (738,736)       233,854       (849,125)
State deferred tax expense (benefit) ........            --         98,332        (98,332)
                                                -----------    -----------    -----------
                                                $ 4,838,000    $ 1,800,000    $  (307,251)
                                                ===========    ===========    ===========

Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                             2000          1999            1998
                                                          -----------   -----------    -----------
Computed "expected" tax expense .......................   $ 4,762,514   $ 1,610,228    $ 1,337,007
Change in valuation allowances ........................            --            --     (1,938,458)
State taxes, net of benefit ...........................            --       125,490        208,639
Nondeductible items and permanent differences .........        46,687        56,632         36,355
Other .................................................        28,799         7,650         49,206
                                                          -----------   -----------    -----------
                                                          $ 4,838,000   $ 1,800,000    $  (307,251)
                                                          ===========   ===========    ===========

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2000 and 1999:

                                                   2000            1999
                                                -----------    -----------
Deferred tax assets:
   Fixed assets .............................   $   152,009    $        --
   Intangible assets ........................       188,510        176,091
   Accounts receivable ......................       152,333        192,752
   Inventories ..............................       359,269        204,642
   Investment in 3CI ........................       605,001        560,474
   Accrued expenses .........................       421,237        368,633
   Other ....................................        59,459             --
                                                -----------    -----------
      Total gross deferred tax assets .......     1,937,818      1,502,592
   Less: valuation allowance ................      (265,001)      (560,474)
                                                -----------    -----------
      Net deferred tax assets ...............     1,672,817        942,118

   Other deferred tax liabilities ...........            --          8,037
                                                -----------    -----------
Net deferred tax assets .....................   $ 1,672,817    $   934,081
                                                ===========    ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not expected to be utilized.

(14) EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2000, 1999 and 1998:

                                                                    Weighted
                                                        Net      Average Shares  Per Share
                                                      Income       Outstanding    Amount
                                                   ------------  --------------  ---------
Year Ended September 30, 2000:
Basic earnings per share .......................   $  9,169,393     16,630,482   $   0.55
Effect of dilutive warrants and options ........             --      1,862,849      (0.05)
                                                   ------------   ------------   -------
Diluted earnings per share .....................   $  9,169,393     18,493,331   $   0.50
                                                   ============   ============   =======

Year Ended September 30, 1999:
Basic earnings per share .......................   $  2,935,964     16,008,639   $   0.18
Effect of dilutive warrants and options ........             --        959,773      (0.01)
                                                   ------------   ------------   -------
Diluted earnings per share .....................   $  2,935,964     16,968,412   $   0.17
                                                   ============   ============   =======

Year Ended September 30, 1998:
Basic earnings per share .......................   $  4,239,626     15,569,849   $   0.27
Effect of dilutive warrants and options ........             --      1,326,839      (0.02)
                                                   ------------   ------------   -------
Diluted earnings per share .....................   $  4,239,626     16,896,688   $   0.25
                                                   ============   ============   =======

(15) COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2004. Rental expense under these leases for the years ended September 30, 2000, 1999 and 1998 was approximately $500,388, $366,128 and $382,000, respectively. The Company has approximate future lease commitments as follows:

                                    Amount
                                 -----------
Year Ending September 30:
   2001 ......................   $   542,642
   2002 ......................       365,835
   2003 ......................       294,901
   2004 ......................        97,968
Thereafter ...................            --
                                 -----------
                                 $ 1,301,346

(16) RELATED PARTY TRANSACTIONS

From time to time, the Company provides certain administrative and clerical services to three entities with which certain directors have an affiliation. Fees earned by the Company for these services were $26,000 and $42,000 for the years ended September 30, 1999 and 1998; however, the Company earned no such fees for the year ended September 30, 2000. Amounts due to the Company from these entities totaled $238,207 and $260,532 at September 30, 2000 and 1999, respectively.

In September 2000, the Company loaned $141,600 to Michael F. Hudson, Executive Vice President of the Company, in a six-month promissory note bearing interest at 10% per annum. Subsequent to September 2000, the Company loaned Mr. Hudson an additional $100,000 on similar terms and conditions.

                                                                      SCHEDULE I
                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

                                                                      SEPTEMBER 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
                                    ASSETS
Current Assets:
    Cash and cash equivalents                                  $ 12,967,697    $    148,962
    Notes and other receivables                                     877,494         761,410
    Prepaid expenses and other assets                                58,999          48,970
                                                               ------------    ------------
        Total current assets                                     13,904,190         959,342

Investment in 3CI, at market value                                  130,962         261,924

Property, plant and equipment, at cost                              128,680         125,394
    Accumulated depreciation                                       (100,219)        (85,411)
                                                               ------------    ------------
        Net property, plant and equipment                            28,461          39,983

Investment in subsidiaries, at equity                            24,547,001      14,001,431
Receivables from subsidiaries                                     6,992,517       1,418,142
Deferred tax asset                                                  431,627              --
Other assets                                                      1,333,452           6,015
                                                               ------------    ------------
        Total assets                                           $ 47,368,210    $ 16,686,837
                                                               ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                       $    128,000    $    128,000
    Accounts payable                                                173,465          41,591
    Accrued liabilities                                           1,151,557         243,716
                                                               ------------    ------------
        Total current liabilities                                 1,453,022         413,307

Long-term debt, net of current maturities                           224,000         352,000
Convertible debentures, net of discount of $1,155,157            16,844,843              --
                                                               ------------    ------------
        Total liabilities                                        18,521,865         765,307
                                                               ------------    ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,376,210 and
        16,067,968 shares, respectively                             173,762         160,680
    Additional paid-in capital                                   17,207,137      14,299,373
    Retained earnings                                            12,318,721       3,149,328
    Deferred financing costs                                       (416,525)             --
    Stock subscriptions receivable                                       --        (382,063)
    Accumulated other comprehensive loss                           (436,750)     (1,305,788)
                                                               ------------    ------------
        Total shareholders' equity                               28,846,345      15,921,530
                                                               ------------    ------------
        Total liabilities and shareholders' equity             $ 47,368,210    $ 16,686,837
                                                               ============    ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                     YEARS ENDED SEPTEMBER 30,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            ------------    ------------    ------------

Revenues                                                    $         --    $         --    $         --

Costs and expenses:
Selling, general and administrative                            1,202,709         992,790         738,433
Depreciation and amortization                                     14,808          16,612          13,474
                                                            ------------    ------------    ------------
    Operating loss                                            (1,217,517)     (1,009,402)       (751,907)

Interest income (expense), net                                    56,112          29,929         (18,322)
                                                            ------------    ------------    ------------
Loss before equity in income of subsidiaries and taxes        (1,161,405)       (979,473)       (770,229)

Equity in income of subsidiaries                              10,545,570       3,590,437       3,895,705
Write-down of investment in 3CI                               (1,000,000)             --              --
                                                            ------------    ------------    ------------
Income before taxes                                            8,384,165       2,610,964       3,125,476

Income tax benefit                                               785,228         325,000       1,114,150
                                                            ------------    ------------    ------------
Net income                                                     9,169,393       2,935,964       4,239,626

Other comprehensive income (loss), net of tax:
   Unrealized (loss) gain on investment in 3CI                  (130,962)       (655,159)        342,774
   Less: reclassification adjustment for realized loss
        included in net income                                 1,000,000              --              --
                                                            ------------    ------------    ------------
        Other comprehensive income (loss)                        869,038        (655,159)        342,774
                                                            ------------    ------------    ------------
Comprehensive income                                        $ 10,038,431    $  2,280,805    $  4,582,400
                                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          YEARS ENDED SEPTEMBER 30,
                                                                     2000            1999            1998
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                   $  9,169,393    $  2,935,964    $  4,239,626
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                  14,808          16,612          13,474
        Deferred taxes                                               (431,627)       (325,000)     (1,114,150)
        Write-down of investment in 3CI                             1,000,000              --              --
        Equity in income of subsidiaries                          (10,545,570)     (3,590,437)     (3,895,705)
        Changes in assets and liabilities:
            Notes and other receivables                              (116,084)       (346,183)        (92,540)
            Prepaid expenses and other assets                      (1,337,466)        946,965        (609,325)
            Receivables from subsidiaries                          (5,574,375)        395,890         835,308
            Accounts payable and accrued liabilities                1,039,715          (9,284)        (56,908)
                                                                 ------------    ------------    ------------
        Net cash provided by (used in) operating activities        (6,781,206)         24,527        (680,220)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                         (3,286)        (18,555)        (11,512)
    Increase in investment in 3CI                                          --              --         (20,804)
    Investment in subsidiaries                                             --          (2,000)             --
                                                                 ------------    ------------    ------------
        Net cash used in investing activities                          (3,286)        (20,555)        (32,316)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible debentures               18,000,000              --         640,000
    Repayments of notes payable                                      (128,000)       (128,000)       (972,000)
    Proceeds from exercise of warrants                              1,349,164         156,895         767,235
    Payments of stock subscriptions                                   382,063              --         360,937
                                                                 ------------    ------------    ------------
        Net cash provided by financing activities                  19,603,227          28,895         796,172
                                                                 ------------    ------------    ------------
        Net increase in cash and cash equivalents                  12,818,735          32,867          83,636

Cash and cash equivalents at beginning of year                        148,962         116,095          32,459
                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year                         $ 12,967,697    $    148,962    $    116,095
                                                                 ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $     40,769    $     48,751    $     93,559
                                                                 ============    ============    ============
    Cash paid for taxes, net of refunds receivable               $  4,770,100    $  1,055,730    $    451,182
                                                                 ============    ============    ============

Supplemental disclosure of non-cash financing activities:
    Discount on long-term debt for detachable warrants           $  1,155,157    $         --    $         --
                                                                 ============    ============    ============
    Warrants issued for deferred financing costs                 $    416,525    $         --    $         --
                                                                 ============    ============    ============


See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


(A) LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

Long-term debt and convertible debentures consisted of the following at September 30, 2000 and 1999:

                                                              2000            1999
                                                          ------------    ------------
Term note payable to bank, payable in quarterly
   installments of $32,000 plus accrued interest
   at 8.4% through May 31, 2003 .......................        352,000         480,000
Convertible debentures, due September 2004,
   less unamortized discount of $1,155,157,
   interest payable quarterly at 6% ...................     16,844,843              --
                                                          ------------    ------------
Total .................................................     17,196,843         480,000
   Less: current maturities ...........................       (128,000)       (128,000)
                                                          ------------    ------------
Total, less current maturities ........................   $ 17,068,843    $    352,000
                                                          ============    ============

(B) GUARANTEES

The parent company and its subsidiaries have guaranteed the revolving credit note issued by its wholly owned operating company, Tidel Engineering, L.P., to a bank in the maximum principal amount of $7,000,000 due April 30, 2002 (the "Revolving Credit Note"). At September 30, 2000, $5,200,000 was outstanding pursuant to the Revolving Credit Note. Subsequent to September 30, 2000, the Company amended the credit agreement to increase the line of credit to $10,000,000.

(C) DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to the parent company by its subsidiaries as of September 30, 2000. The Company's wholly owned operating company, Tidel Engineering, L.P., is restricted from paying dividends to the parent company and its subsidiaries pursuant to the Revolving Credit Note.

(D) INCOME TAXES

The parent company and its subsidiaries (collectively the "Companies") have entered into a tax sharing agreement providing that each of the Companies will be responsible for its tax liability for the years that the Companies were included in the parent company's consolidated income tax returns. Income taxes have been allocated to each of the Companies based on its pretax income and calculated on a separate company basis. Further, the agreement provides for reimbursements to the parent company for payment of the consolidated tax liability based on the allocations, and compensates each of the Companies for use of its losses or tax credits. As a result of the agreement, the parent company recognized tax benefits of $785,228, $325,000 and $1,114,150 for the years ended September 30, 2000, 1999 and 1998, respectively.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)


(E) AFFILIATED TRANSACTIONS

From time to time, the Company provides certain administrative and clerical services to three entities with which certain directors have an affiliation. Fees earned by the Company for these services were $26,000 and $42,000 for the years ended September 30, 1999 and 1998; however, the Company earned no such fees for the year ended September 30, 2000. Amounts due to the Company from these entities totaled $238,207 and $260,532 at September 30, 2000 and 1999, respectively.

In September 2000, the Company loaned $141,600 to Michael F. Hudson, Executive Vice President of the Company, in a six-month promissory note bearing interest at 10% per annum. Subsequent to September 2000, the Company loaned Mr. Hudson an additional $100,000 on similar terms and conditions.

The subsidiaries paid annual management fees to the parent company in the aggregate amount of $250,000, $180,000 and $180,000 during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. In addition, the parent company bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest bearing advances for working capital purposes.

                                                                     SCHEDULE II

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                              ADDITIONS
                                               BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                                BEGINNING     COSTS AND        OTHER                         END OF
         CLASSIFICATION                         OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
         --------------                       ------------   ------------   ------------   ------------   ------------

For the year ended September 30, 2000:
        Allowance for doubtful accounts       $    566,917   $    500,000   $         --   $    618,880   $    448,037
        Inventory reserve                           84,710        370,000             --        167,292        287,418
                                              ------------   ------------   ------------   ------------   ------------
                                              $    651,627   $    870,000   $         --   $    786,172   $    735,455
                                              ============   ============   ============   ============   ============

For the year ended September 30, 1999:
        Allowance for doubtful accounts       $    693,613   $         --   $         --   $    126,696   $    566,917
        Inventory reserve                          495,000         80,000             --        490,290         84,710
                                              ------------   ------------   ------------   ------------   ------------
                                              $  1,188,613   $     80,000   $         --   $    616,986   $    651,627
                                              ============   ============   ============   ============   ============

For the year ended September 30, 1998:
        Allowance for doubtful accounts       $    750,347   $     50,000   $     16,435   $    123,169   $    693,613
        Inventory reserve                          512,000         40,000             --         57,000        495,000
                                              ------------   ------------   ------------   ------------   ------------
                                              $  1,262,347   $     90,000   $         --   $    180,169   $  1,188,613
                                              ============   ============   ============   ============   ============

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

        4.02. Credit Agreement dated April 1, 1999 by and among Tidel Engineering, L.P., Tidel Technologies, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.02 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.03. Promissory Note dated April 1, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas Commerce, N.A. (incorporated by reference to Exhibit 4.03 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.04. Term Note dated April 1, 1999, executed by Tidel Engineering, L.P. and Tidel Technologies, Inc. payable to the order of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.04 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.05. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Engineering, L.P. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.05 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.06. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Cash Systems, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.06 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.07. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Services, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.07 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.08. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.08 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.09. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.09 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.10. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.10 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.11. Pledge and Security Agreement (Stock) dated April 1, 1999 executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.12. Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999 executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit
                           4.12 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.13. Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.13 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.14. Patent Assignment dated as of March 31, 1999 executed by Tidel Engineering, Inc. to Tidel Engineering, L.P. (incorporated by reference to

                           Exhibit 4.14 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.15. Patent Security Agreement dated April 1, 1999 executed by Tidel Engineering, L.P. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.15 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.16. Trademark Assignment dated as of March 31, 1999 executed by Tidel Engineering, Inc. to Tidel Engineering, L.P. (incorporated by reference to Exhibit 4.16 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.17. Trademark Security Agreement dated April 1, 1999 executed by Tidel Engineering, L.P. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.17 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.18. Revolving Credit Note dated September 30, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas, Inc. (incorporated by reference to Exhibit 4.18 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.19. First Amendment to Credit Agreement dated April 1, 1999 by and between Tidel Engineering, L.P., Tidel Technologies, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.19 of the Company's Report on Form 10-K for the year ended September 30, 1999).

        4.20. Form of Convertible Debenture dated September 8, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated September 8,
                           2000).

        4.21. Form of Common Stock Purchase Warrant dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K dated September 8,
                           2000).

       10.01. Copy of 1989 Incentive Stock Option Plan of the Company (incorporated by reference to Appendix A of the Company's Proxy Statement filed under Regulation 14A with respect to the Annual Meeting of Shareholders held June 13, 1989).

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

       10.10. Convertible Debenture Purchase Agreement dated September 8, 2000 by and between the Registrant and Montrose Investments Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated September 8, 2000).

       10.11. Registration Rights Agreement dated September 8, 2000 by and between the Registrant and Montrose Investments Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated September 8, 2000).

       10.12. Subordination Agreement dated September 8, 2000 by and among the Registrant, Tidel Engineering, L.P., Montrose Investments Ltd. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K dated September 8,
                           2000).

       10.13. Second Amendment to Credit Agreement dated September 8, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K dated September 8,
                           2000).

       21.01. The Registrant has three subsidiaries doing business in the names set forth below:

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

      *27.01.              Financial data schedule.

       99.01. Employment agreement, dated January 1, 2000, between the Company and James T. Rash (incorporated by reference to Exhibit 99.1 of the Company's Report on Form 10-Q for the quarterly period ended March 31,
                           2000).

       99.02. Employment agreement, dated January 1, 2000, between Tidel Engineering, L.P. and Mark K. Levenick (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 2000).

       99.03. Employment agreement, dated January 1, 2000, between Tidel Engineering, L.P. and Michael F. Hudson (incorporated by reference to Exhibit 99.3 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 2000).

    ----------------

    * -- Filed herewith.