Form 10-Q
period 2000-12-31
TIDEL TECHNOLOGIES INC
filed 2001-02-20
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES Exchange Act of 1934 For the quarterly period ended December 31, 2000
                                                                or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
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

                                   ---------

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

         The number of shares of Common Stock outstanding as of the close of business on February 13, 2000 was 17,426,210.

                            TIDEL TECHNOLOGIES, INC.


                                    INDEX

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of December 31, 2000
                    (unaudited) and September 30, 2000......................................       1

                 Consolidated Statements of Income (unaudited) for the
                    three months ended December 31, 2000 and 1999...........................       2

                 Consolidated Statements of Comprehensive Income
                    (unaudited) for the three months ended
                    December 31, 2000 and 1999..............................................       3

                 Consolidated Statements of Cash Flows (unaudited) for
                    the three months ended December 31, 2000 and 1999.......................       4

                 Notes to Consolidated Financial Statements (unaudited).....................       5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................       6

      Item 3.    Quantitative and Qualitative Disclosures About Market Risks................      11


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings..........................................................      11

      Item 2.    Changes in Securities......................................................      11

      Item 3.    Defaults Upon Senior Securities............................................      11

      Item 4.    Submission of Matters to a Vote of Security Holders........................      11

      Item 5.    Other Information..........................................................      11

      Item 6.    Exhibits and Reports on Form 8-K...........................................      12

SIGNATURE...................................................................................      12

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,    SEPTEMBER 30,
                                                               2000            2000
                                                           ------------    ------------
                                                           (UNAUDITED)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                              $ 11,194,798    $ 16,223,192
    Trade accounts receivable, net of allowance of
        $470,948 and $448,037, respectively                  29,760,787      29,168,134
    Notes and other receivables                               6,492,107       1,151,680
    Inventories                                              11,043,601      10,415,492
    Deferred tax assets                                       1,153,472       1,153,472
    Prepaid expenses and other                                  410,146         349,251
                                                           ------------    ------------
            Total current assets                             60,054,911      58,461,221

Investment in 3CI, at market value                               98,204         130,962

Property, plant and equipment, at cost                        5,138,626       4,919,186
    Accumulated depreciation                                 (3,199,710)     (2,954,873)
                                                           ------------    ------------
        Net property, plant and equipment                     1,938,916       1,964,313

Intangible assets, net of accumulated amortization of
    $1,171,151 and $1,161,675, respectively                     529,922         539,398
Deferred financing costs and other assets                     1,849,189       1,964,463
                                                           ------------    ------------
        Total assets                                       $ 64,471,142    $ 63,060,357
                                                           ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                   $    128,000    $    128,000
    Accounts payable                                          8,146,372       8,176,905
    Accrued liabilities                                       3,160,091       3,640,264
                                                           ------------    ------------
        Total current liabilities                            11,434,463      11,945,169

Long-term debt, net of current maturities                     5,392,000       5,424,000
Convertible debentures, net of discount of
    $1,082,960 and $1,155,157, respectively                  16,917,040      16,844,843
                                                           ------------    ------------
        Total liabilities                                    33,743,503      34,214,012
                                                           ------------    ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,376,210 shares        173,762         173,762
    Additional paid-in capital                               17,207,137      17,207,137
    Retained earnings                                        14,206,740      12,318,721
    Deferred financing costs                                   (390,492)       (416,525)
    Accumulated other comprehensive loss                       (469,508)       (436,750)
                                                           ------------    ------------
        Total shareholders' equity                           30,727,639      28,846,345
                                                           ------------    ------------
        Total liabilities and shareholders' equity         $ 64,471,142    $ 63,060,357
                                                           ============    ============

See accompanying notes to financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                      THREE MONTHS ENDED DECEMBER 31,
                                      -------------------------------
                                           2000             1999
                                      --------------   --------------
Revenues                              $   16,696,463   $   13,782,153
Cost of sales                             10,395,117        8,760,359
                                      --------------   --------------
    Gross profit                           6,301,346        5,021,794

Selling, general and administrative        2,755,368        2,362,445
Depreciation and amortization                340,854          310,779
                                      --------------   --------------
    Operating income                       3,205,124        2,348,570

Interest expense, net                        322,105          102,503
                                      --------------   --------------
Income before income taxes                 2,883,019        2,246,067

Income tax expense                           995,000          765,000
                                      --------------   --------------
Net income                            $    1,888,019   $    1,481,067
                                      ==============   ==============


Basic earnings per share:
    Net income                        $         0.11   $         0.09
                                      ==============   ==============
    Weighted average common shares
        outstanding                       17,376,210       16,097,417
                                      ==============   ==============

Diluted earnings per share:
    Net income                        $         0.10   $         0.09
                                      ==============   ==============
    Weighted average common and
        dilutive shares outstanding       18,501,378       17,368,698
                                      ==============   ==============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                             THREE MONTHS ENDED DECEMBER 31,
                                            --------------------------------
                                                 2000              1999
                                            --------------    --------------
Net income                                  $    1,888,019    $    1,481,067

Other comprehensive loss:
     Unrealized loss on investment in 3CI          (32,758)               --
                                            --------------    --------------
Comprehensive income                        $    1,855,261    $    1,481,067
                                            ==============    ==============





See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                    2000              1999
                                                               --------------    --------------
Cash flows from operating activities:
    Net income                                                 $    1,888,019    $    1,481,067
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                 340,854           310,779
        Amortization of debt issuance costs and discounts              98,230                --
        Changes in assets and liabilities:
            Trade accounts receivable, net                           (592,653)        2,602,830
            Notes and other receivables                            (5,340,427)          (38,361)
            Inventories                                              (628,109)       (2,239,434)
            Prepaids and other assets                                 (32,162)            2,078
            Accounts payable and accrued liabilities                 (510,706)         (571,967)
                                                               --------------    --------------
        Net cash provided by (used in) operating activities        (4,776,954)        1,546,992
                                                               --------------    --------------

Cash flows from investing activities -
    Purchases of property, plant and equipment                       (219,440)         (218,039)
                                                               --------------    --------------

Cash flows from financing activities:
    Repayments of notes payable                                       (32,000)          (32,000)
    Proceeds from exercise of warrants and options                         --            75,286
                                                               --------------    --------------
        Net cash provided by (used in) financing activities           (32,000)           43,286
                                                               --------------    --------------

        Net increase (decrease) in cash and cash equivalents       (5,028,394)        1,372,239

Cash and cash equivalents at beginning of period                   16,223,192         2,423,844
                                                               --------------    --------------
Cash and cash equivalents at end of period                     $   11,194,798    $    3,796,083
                                                               ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $      467,590    $      116,399
                                                               ==============    ==============
    Cash paid for taxes                                        $      400,000    $      175,000
                                                               ==============    ==============




See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

(2)   INVENTORIES

      Inventories consisted of the following at December 31, 2000 and September 30, 2000:

                                      December 31,    September 30,
                                          2000            2000
                                      ------------    ------------
         Raw materials ............   $  9,883,238    $  9,047,215
         Work in process ..........         12,191          12,191
         Finished goods ...........      1,109,718       1,244,944
         Other ....................        445,872         398,560
                                      ------------    ------------
                                        11,451,019      10,702,910
         Inventory reserve ........       (407,418)       (287,418)
                                      ------------    ------------
                                      $ 11,043,601    $ 10,415,492
                                      ============    ============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months ended December 31, 2000 and 1999:

                                                                       Weighted
                                                       Average Shares  Per Share
                                            Income      Outstanding     Amount
                                          ----------   -------------   ----------
Three Months Ended December 31, 2000:
Basic earnings per share ..............   $1,888,019      17,376,210   $      .11
Effect of dilutive warrants and
options ...............................           --       1,125,168         (.01)
                                          ----------   -------------   ----------
Diluted earnings per share ............   $1,888,019      18,501,378   $      .10
                                          ==========   =============   ==========

                                                                      Weighted
                                                                    Average Shares   Per Share
                                                        Income       Outstanding      Amount
                                                      ----------   --------------   ----------
      Three Months Ended December 31, 1999:
      Basic earnings per share ....................   $1,481,067       16,097,417   $      .09
      Effect of dilutive warrants and options .....           --        1,271,281           --
                                                      ----------   --------------   ----------
      Diluted earnings per share ..................   $1,481,067       17,368,698   $      .09
                                                      ==========   ==============   ==========

(4)   INVESTMENT IN 3CI

      The Company owned 698,464 shares 3CI Complete Compliance Corporation common stock at December 31, 2000 and September 30, 2000, which is carried at market value. In addition, the Company recorded an unrealized loss of $32,758 as a component of other comprehensive income at December 31, 2000.

(5)   MAJOR CUSTOMERS

      During the quarter ended December 31, 2000, the Company made loans to three customers pursuant to a distributor financing program. The aggregate principal amount of the loans was $6,320,000, of which $5,120,000 was outstanding as of February 13, 2001. The loans are secured, bear interest at 12% per annum and are due at varying dates. One of these customers, Credit Card Center ("CCC"), accounted for $11,607,516 and $7,937,401 of sales during the three months ended December 31, 2000 and 1999, respectively. See "Major Customers and Credit Risks", "Risk Factors" and "Part 5 - Other Information" for additional information about the Company's relationship with CCC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      The Company develops, manufactures, sells and supports automated teller machines and related software (the "ATM" products) and electronic cash controller safes (the "Timed Access Cash Controller" or "TACC" products).

      PRODUCT REVENUES

      The Company's revenues were $16,696,000 for the quarter ended December 31, 2000, representing an increase of $2,914,000, or 21%, from $13,782,000 for the same quarter in 1999. The increases in sales were due to shipments of ATMs in the off-premise markets, including sales to CCC in the amount of $11,608,000. See "Major Customers and Credit Risks", "Risk Factors" and "Part 5 - Other Information" for additional information about the Company's relationship with CCC. The gross profit from these increased sales, offset by somewhat higher operating expenses, provided the overall improvement in operating and net income. A breakdown of sales by product is presented in the following table:

                                               (Dollars in 000's)
                                         -------------------------------
                                         Three Months Ended December 31,
                                         -------------------------------
                                               2000             1999
                                         --------------   --------------
         ATM .........................   $       13,098   $       10,911
         TACC ........................            1,472            1,672
         Parts, service and other ....            2,126            1,199
                                         --------------   --------------
                                         $       16,696   $       13,782
                                         ==============   ==============

      ATM sales increased 20% for the quarter ended December 31, 2000 compared to the same quarter in 1999, due to continued customer demand for the Company's cost-competitive Ignition series ATMs in non-bank locations. For the quarter ended December 31, 2000, the Company shipped 3,310 units, an increase of 50% over the 2,213 units shipped in the same quarter in 1999.

      TACC sales decreased 12% for the quarter ended December 31, 2000 compared to the same quarter in 1999, due to a lower number of unit shipments during the period. Due to the timing of large TACC orders, results vary from quarter to quarter.

      Parts, service and other revenues vary with sales of finished goods, and have increased accordingly.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                           (Dollars in 000's)
                                                    ---------------------------------
                                                     Three Months Ended December 31,
                                                    ---------------------------------
                                                         2000              1999
                                                    ---------------   ---------------
         Gross profit ...........................   $         6,301   $         5,022
         Selling, general and administrative ....             2,755             2,362
         Depreciation and amortization ..........               341               311
                                                    ---------------   ---------------
         Operating income .......................             3,205             2,349
         Interest expense .......................               322               103
                                                    ---------------   ---------------
         Income before taxes ....................             2,883             2,246
         Income taxes ...........................               995               765
                                                    ---------------   ---------------
         Net income .............................   $         1,888   $         1,481
                                                    ===============   ===============

      Gross profit on product sales was $6,301,000 for the quarter ended December 31, 2000, an increase of $1,279,000, or 25%, compared to the same quarter in 1999. The gross margin, as a percentage of sales, was 37.7% for the quarter ended December 31, 2000 compared to 36.4% for the same quarter in 1999. The improvement in gross margin for the quarter ended December 31, 2000 compared to the same quarter in 1999 was principally due to lower production costs per ATM unit as a result of volume discounts on raw materials and manufacturing efficiencies.

      Selling, general and administrative expenses were $2,755,000 for the quarter ended December 31, 2000, an increase of $393,000, or 17%, compared to the same quarter in 1999. The increase was primarily a result of higher salaries and increased marketing expenses. As a percentage of sales, these costs were 16.5% for the quarter ended December 31, 2000 compared to 17.1% for the same quarter in 1999. The percentage decline relates primarily to increased sales volume.

      Depreciation and amortization was $341,000 for the quarter ended December 31, 2000, an increase of $30,000, or 10%, compared to the same quarter in 1999. The increase was due to the additions of property, plant and equipment primarily for the production of new models in the Ignition and Chameleon series ATM product lines.

      Interest expense was $322,000 for the quarter ended December 31, 2000, an increase of $219,000, or 213%, compared to the same quarter in 1999. The increased interest expense relates to the $18,000,000 convertible debentures issued in September 2000.

      Income tax expense provisions of $995,000 and $765,000 for the quarters ended December 31, 2000 and 1999, respectively, represented an effective tax rate of 34.5% in 2000 and 34.0% in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company improved primarily as a result of profitable operations, as reflected in the following key indicators as of December 31, 2000 and September 30, 2000:

                                         (dollars in 000's)
                                     ----------------------------
                                     December 31,   September 30,
                                          2000           2000
                                     ------------   ------------
      Cash .......................   $     11,195   $     16,223
      Working capital ............         48,620         46,516
      Total assets ...............         64,471         63,060
      Shareholders' equity .......         30,728         28,846


      The improvement in working capital was principally due to increases in accounts receivable and inventory during the three months ended December 31, 2000.

      The Company has a credit agreement with a bank which provides for a $10,000,000 revolving line of credit with interest equal to the prime rate, of which $4,800,000 was unused at December 31, 2000, and a $640,000 term loan at 8.4% interest per annum. At December 31, 2000 and September 30, 2000, $5,200,000 was outstanding pursuant to the revolving line of credit.

      In September 2000, the Company issued an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004, to two investors convertible into the Company's common stock at a price of $9.50 per share. The debentures provide for three methods to convert the debentures into shares of the Company's common stock: (1) conversion at the option of the investors at any time at a price of $9.50 per share; (2) conversion at the option of the Company at a price of $9.50 per share, if the per share market value of the Company's common stock exceeds 150% of the then applicable conversion price for 20 trading days (which need not be consecutive); and (3) a put option whereby the investors may put the debentures back to the Company on either the 270th day or 540th day following the original issue date. However, on either the 250th day or 520th day following the original issue date, the Company may indicate to the investors the maximum amount of cash that the Company will pay upon the put dates. If the investors still elect to put all or a portion of the debentures, then any amounts in excess of the maximum amount of cash that the Company will pay will convert into shares of common stock at a conversion price equal to the average of the per share market values for the five trading days preceding the put date, without regard to the stated conversion price of $9.50 per share. If the investors exercise the put option, the Company shall pay the investors the put price, up to the maximum amount of cash that the Company will pay, within 60 days following the put date.

      The Company's research and development budget for fiscal 2001 has been estimated at $3,200,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate applications such as check cashing, electronic bill payment, money order issuance and full-motion video advertising. Total research and development expenditures were approximately $559,000 for the quarter ended December 31, 2000.

      With its present capital resources, its continuing earnings from operations, its potential capital from the exercise of warrants and options, and available credit from its revolving facility, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

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

      MAJOR CUSTOMERS AND CREDIT RISKS

      The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. In addition, the Company's largest customer, CCC, has pledged additional collateral to the Company. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements. See also "Risk Factors" and "Item 5 - Other Information" for additional information about the Company's relationship with CCC.

      The Company has good relationships with its customers, but there can be no assurance that these relationships will continue. The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. Sales to major customers were as follows for the three months ended December 31, 2000 and 1999:

                                        (Dollars in 000's)
                                ---------------------------------
                                 Three Months Ended December 31,
                                ---------------------------------
                                      2000              1999
                                ---------------   ---------------
      Credit Card Center ....   $    11,607,516   $     7,937,401
      Customer B ............         1,838,020         1,170,146
      Customer C ............           170,890           753,379

      Foreign sales accounted for 3% and 6% of the Company's total sales during the three months ended December 31, 2000 and 1999, respectively.

      RISK FACTORS

      Please see the risk factors contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 as filed with the Securities and Exchange Commission. Subsequent to the filing, the risk factors should be amended as follows:

      We depend on one major customer and, if we lose that customer, we may be unable to replace it.

      One customer, CCC, accounted for 70% of our net sales for the quarter ended December 31, 2000, and 61% and 40% of our net sales for the years ended September 30, 2000 and 1999, respectively. Although CCC presently has open orders pending for equipment purchases, it is likely that shipments to CCC will be at substantially reduced levels during the quarter ending March 31, 2001. Should this occur, sales and earnings for the quarter ending March 31, 2001 would be adversely impacted. Further, we are unable to predict whether sales from CCC will reach or exceed historical levels in any future period. In addition, we may be unable to retain CCC or expand our distribution channels by entering into arrangements with new customers. See also "Major Customers and Credit Risks" and "Item 5 - Other Information" for additional information about the Company's relationship with CCC.

      We provide substantial amounts of credit to one major customer, and we could incur a substantial accounting loss if that customer defaulted on its obligations to us.

      In order to remain competitive, we provide extended financing terms for substantial amounts of credit to assist our major customer, CCC, with its working capital requirements. The amounts owed to us by CCC, which aggregated approximately $26,700,000 at February 13, 2001, are secured by a collateral pledge of accounts receivable, inventories and transaction income. There can be no assurance that CCC can perform according to the terms of our credit arrangement with them. In the event that CCC failed to perform according to the terms of our credit arrangement with them, we might be required to foreclose and liquidate the underlying collateral. There can be no assurance that the value of the underlying collateral exceeds the amounts owed to us. In addition, we would incur a loss to the extent that the proceeds realized from the liquidation of collateral were less than the amount owed to us by CCC. See also "Major Customers and Credit Risks" and "Item 5 - Other Information" for additional information about the Company's relationship with CCC.

      FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
      Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the Company's future product sales, gross profit, selling, general and administrative expense, the Company's financial position, working capital and seasonal variances in the Company's operations, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

      The Company is exposed to changes in interest rates as a result of financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2001, however, there would be no material impact on the Company's consolidated results of operations or financial position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      As part of the Company's competitive marketing strategy, it has provided its largest customer, CCC, with interest-bearing loans and extended credit terms for open account purchases on a secured basis. The total amount due from CCC under these credit facilities as of February 13, 2001 aggregates approximately $26,700,000. The Company continually monitors this account and believes that all outstanding amounts are collectible. In addition, in the event that it became necessary to foreclose, the Company believes that the proceeds realized from the liquidation of the collateral securing its indebtedness would exceed the amount due from CCC. Further, in view of the magnitude of the amounts due from CCC, the Company will continue to assess the overall risks associated with this account before shipping additional ATM units to this customer. Although CCC presently has open orders pending for equipment purchases, it is likely that shipments to CCC will be at substantially reduced levels during the quarter ending March 31, 2001. Should this occur, sales and earnings for the quarter ending March 31, 2001 would be adversely impacted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS

          10.5 Fourth Amendment to Credit Agreement dated November 30, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase Manhattan Bank.

          10.6 Amended and Restated Revolving Credit Note dated November 30, 2000 by Tidel Engineering, L.P.

      b) REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K on November 2, 2000 under Item 5 - Other Events.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TIDEL TECHNOLOGIES, INC.
                                              (Registrant)

DATE:  February 13, 2001                      By: /s/  JAMES T. RASH
                                                  -----------------------------
                                                  James T. Rash
                                                  Principal Executive
                                                  and Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 10.5          Fourth Amendment to Credit Agreement dated November 30, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase
               Manhattan Bank.

 10.6          Amended and Restated Revolving Credit Note dated November 30,
               2000 by Tidel Engineering, L.P.