Form 10-Q
period 2001-03-31
TIDEL TECHNOLOGIES INC
filed 2001-05-21
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

         The number of shares of Common Stock outstanding as of the close of business on May 21, 2001 was 17,426,210.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X


                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of March 31, 2001
                    (unaudited) and September 30, 2000......................................       1

                 Consolidated Statements of Income (unaudited) for the
                    three months and six months ended
                    March 31, 2001 and 2000.................................................       2

                 Consolidated Statements of Comprehensive Income
                    (unaudited) for the three months and
                    six months ended March 31, 2001 and 2000................................       3

                 Consolidated Statements of Cash Flows (unaudited) for
                    the six months ended March 31, 2001 and 2000............................       4

                 Notes to Consolidated Financial Statements (unaudited).....................       5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................       6

      Item 3.    Quantitative and Qualitative Disclosures About Market Risks..................    12


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings............................................................    12

      Item 2.    Changes in Securities........................................................    12

      Item 3.    Defaults Upon Senior Securities..............................................    13

      Item 4.    Submission of Matters to a Vote of Security Holders..........................    13

      Item 5.    Other Information............................................................    13

      Item 6.    Exhibits and Reports on Form 8-K.............................................    13

SIGNATURE.....................................................................................    14

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                    March 31,       September 30,
                              ASSETS                                  2001                2000
                                                                   ----------       --------------
                                                                   (unaudited)
Current Assets:
    Cash and cash equivalents                                        $ 2,515,504       $16,223,192
    Trade accounts receivable, net of allowance of
        $462,644 and $448,037, respectively                           30,897,789        29,168,134
    Notes and other receivables                                        8,474,738         1,151,680
    Inventories                                                       13,516,477        10,415,492
    Deferred tax assets and other                                      1,609,751         1,502,723
                                                                     -----------        ----------
            Total current assets                                      57,014,259        58,461,221

Investment in 3CI, at market value                                       207,374           130,962

Property, plant and equipment, at cost                                 5,575,452         4,919,186
    Accumulated depreciation                                          (3,445,311)       (2,954,873
                                                                     -----------        ----------
        Net property, plant and equipment                              2,130,141         1,964,313

Intangible assets, net of accumulated amortization of
    $1,180,627 and $1,161,675, respectively                              520,446           539,398
Deferred financing costs and other assets                              2,008,045         1,964,463
                                                                     -----------        ----------
        Total assets                                                 $61,880,265       $63,060,357
                                                                     ===========       ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                              $  128,000        $  128,000
    Accounts payable                                                   6,574,181         8,176,905
                                                                     -----------        ----------
    Accrued liabilities                                                1,824,974         3,640,264
                                                                     -----------        ----------
        Total current liabilities                                      8,527,155        11,945,169

Long-term debt, net of current maturities                              5,360,000         5,424,000
Convertible debentures, net of discount of
    $1,010,763 and $1,155,157, respectively                           16,989,237        16,844,843
                                                                     -----------        ----------
        Total liabilities                                             30,876,392        34,214,012
                                                                     -----------        ----------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares
        and 17,376,210 shares, respectively                              174,262           173,762
    Additional paid-in capital                                        17,282,262        17,207,137
    Retained earnings                                                 14,272,146        12,318,721
    Deferred financing costs                                            (364,459)         (416,525
    Accumulated other comprehensive loss                                (360,338)         (436,750
                                                                     -----------        ----------
        Total shareholders' equity                                    31,003,873        28,846,345
                                                                     -----------        ----------
        Total liabilities and shareholders' equity                   $61,880,265       $63,060,357
                                                                     ===========       ===========



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                    Three Months Ended March 31,            Six Months Ended March 31,
                                                        2001            2000                   2001           2000
                                                    ------------------------------       -------------------------------
Revenues                                            $ 8,155,917       $18,662,690        $24,852,380         $32,444,843
Cost of sales                                         5,145,773        11,564,350         15,540,890          20,324,709
                                                    -----------       -----------        -----------         -----------
    Gross profit                                      3,010,144         7,098,340          9,311,490          12,120,134

Selling, general and administrative                   2,220,400         2,863,885          4,975,768           5,226,330
Depreciation and amortization                           341,618           318,111            682,472             628,890
                                                    -----------       -----------        -----------         -----------
    Operating income                                    448,126         3,916,344          3,653,250           6,264,914

Interest expense, net                                   347,720            89,169            669,825             191,672
                                                    -----------       -----------        -----------         -----------
Income before income taxes                              100,406         3,827,175          2,983,425           6,073,242
Income tax expense                                       35,000         1,308,000          1,030,000           2,073,000
                                                    -----------       -----------        -----------         -----------
Net income                                           $   65,406       $ 2,519,175        $ 1,953,425         $ 4,000,242
                                                    -----------       -----------        -----------         -----------

Basic earnings per share:
    Net income                                       $     0.00       $     0.15         $      0.11         $      0.25
                                                    ===========       ===========        ===========         ===========
    Weighted average common shares
       outstanding                                   17,418,988        16,290,536         17,397,364          16,193,449
                                                    ===========       ===========        ===========         ===========

Diluted earnings per share:
     Net income                                      $     0.00       $     0.14         $     0.11          $      0.22
                                                    ===========       ===========        ===========         ===========
    Weighted average common and
        dilutive shares outstanding                  18,360,759        18,320,446         18,469,933          17,887,557
                                                    ===========       ===========        ===========         ===========



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                    Three Months Ended March 31,            Six Months Ended March 31,
                                                    ----------------------------            --------------------------
                                                        2001            2000                   2001           2000
                                                    ----------------------------            --------------------------
Net income                                           $   65,406       $ 2,519,175        $ 1,953,425         $ 4,000,242

Other comprehensive income:
     Unrealized gain on investment in 3CI               109,170           130,962             76,412             130,962
                                                    -----------      ------------       ------------        ------------
Comprehensive income                                 $  174,576       $ 2,650,137        $ 2,029,837         $ 4,131,204
                                                    ===========      ============       ============        =============



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended March 31,
                                                                        ----------------------------
                                                                          2001           2000
                                                                        --------       -------------
Cash flows from operating activities:
    Net income                                                        $ 1,953,425        $ 4,000,242
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                     682,472            628,890
        Amortization of debt issuance costs and discounts                 196,460                 --
        Changes in assets and liabilities:
            Trade accounts receivable, net                             (1,729,655)        (2,442,432)
            Notes and other receivables                                (7,323,058)          (245,126)
            Inventories                                                (3,100,985)        (4,071,428)
            Prepaids and other assets                                    (323,692)            23,256
            Accounts payable and accrued liabilities                   (3,418,014)         1,669,074
                                                                      ------------        -----------
        Net cash used in operating activities                         (13,063,047)          (437,524)
                                                                      ------------        -----------

Cash flows from investing activities -
    Purchases of property, plant and equipment                           (656,266)          (243,059)
                                                                      ------------        -----------

Cash flows from financing activities:
    Repayments of long-term debt                                               --           (894,634)
    Repayments of notes payable                                           (64,000)           (64,000)
    Proceeds from exercise of warrants and options                         75,625            342,086
                                                                      ------------        -----------
         Net cash provided by (used in) financing activities               11,625            (616,548)
                                                                      ------------        -----------

        Net decrease in cash and cash equivalents                     (13,707,688)        (1,297,131)

Cash and cash equivalents at beginning of period                       16,223,192          2,423,844
                                                                      ------------        -----------
Cash and cash equivalents at end of period                            $ 2,515,504        $ 1,126,713
                                                                      ===========        ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $   859,614        $   225,640
                                                                      ===========        ===========
    Cash paid for taxes                                               $ 1,640,000        $ 1,880,000
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

(2)   INVENTORIES

      Inventories consisted of the following at March 31, 2001 and September 30, 2000:


                                                                    March 31,      September 30,
                                                                     2001               2000
                                                              -----------------   -------------
         Raw materials........................................   $  8,214,134      $  9,047,215
         Work in process......................................         10,782            12,191
         Finished goods.......................................      4,842,925         1,244,944
         Other................................................        458,935           398,560
                                                               --------------    --------------
                                                                   13,526,776        10,702,910
         Inventory reserve....................................        (10,299)         (287,418)
                                                              ----------------   --------------
                                                                 $ 13,516,477      $ 10,415,492
                                                                 ============      ============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income for the three months and six months ended March 31, 2001 and 2000:

                                                                                    Weighted
                                                                                  Average Shares   Per Share
                                                                   Income          Outstanding       Amount
                                                               --------------     --------------    ----------
         Three Months Ended March 31, 2001:
         Basic earnings per share............................. $       65,406        17,418,988    $      .00
         Effect of dilutive warrants and options..............             --           941,771            --
                                                               --------------      ------------    ----------
         Diluted earnings per share........................... $       65,406        18,360,759    $      .00
                                                               ==============      ============    ==========

                                                                                    Weighted
                                                                                  Average Shares   Per Share
                                                                   Income          Outstanding       Amount
                                                               --------------     --------------    ----------
         Three Months Ended March 31, 2000:
         Basic earnings per share.............................    $ 2,519,175        16,290,536    $      .15
         Effect of dilutive warrants and options..............           --           2,029,910          (.01)
                                                               --------------      ------------    ----------
         Diluted earnings per share...........................    $ 2,519,175        18,320,446    $      .14
                                                               ==============      ============    ==========

         Six Months Ended March 31, 2001:
         Basic earnings per share.............................    $ 1,953,425        17,397,364    $      .11
         Effect of dilutive warrants and options..............           --           1,072,569            --
                                                               --------------      ------------    ----------
         Diluted earnings per share...........................    $ 1,953,425        18,469,933    $      .11
                                                               ==============      ============    ==========

         Six Months Ended March 31, 2000:
         Basic earnings per share.............................    $ 4,000,242        16,193,449    $      .25
         Effect of dilutive warrants and options..............           --           1,694,108          (.03)
                                                               --------------      ------------    ----------
         Diluted earnings per share...........................    $ 4,000,242        17,887,557    $      .22
                                                               ==============      ============    ==========

(4)   INVESTMENT IN 3CI

      The Company owned 698,464 shares of 3CI Complete Compliance Corporation common stock at March 31, 2001 and September 30, 2000, which is carried at market value. In addition, the Company recorded unrealized gains of $109,170 and $76,412 as components of other comprehensive income for the three months and six months ended March 31, 2001, respectively.

(5)   MAJOR CUSTOMERS

      During the six months ended March 31, 2001, the Company made loans to three customers pursuant to a distributor financing program. The aggregate principal amount of the loans was $8,073,000, of which $6,873,000 was outstanding as of March 31, 2001. The loans are secured, bear interest at 12% per annum and are due at varying dates. One of these customers, Credit Card Center ("CCC"), accounted for $11,607,516 and $18,787,833 of sales during the six months ended March 31, 2001 and 2000, respectively. See "Major Customers and Credit Risks", "Risk Factors" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC and other major customers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      The Company develops, manufactures, sells and supports automated teller machines (the "ATM" products) and electronic cash controller safes (the "Timed Access Cash Controller" or "TACC" products).

PRODUCT REVENUES

The Company's revenues were $8,156,000 for the quarter ended March 31, 2001, representing a decrease of $10,507,000, or 56%, from $18,663,000 for the same quarter in 2000. The decrease in sales was due to the curtailment of ATM shipments to CCC while the Company is trying to resolve delinquent notes and accounts receivable due from CCC. See "Major Customers and Credit Risks", "Risk Factors" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC. A breakdown of sales by product is presented in the following table:


                                                                       (Dollars in 000's)
                                                 -----------------------------------------------------------------
                                                 Three Months Ended March 31,        Six Months Ended March 31,
                                                 ------------------------------    -------------------------------
                                                     2001              2000             2001               2000
                                                 ------------     -------------    -------------       -----------
         ATM................................       $   5,459         $ 15,104          $ 18,556          $ 26,015
         TACC...............................           1,911            1,988             3,383             3,660
         Parts, service and other...........             786            1,571             2,913             2,770
                                                   ---------         --------          --------          --------
                                                   $   8,156         $ 18,663          $ 24,852          $ 32,445
                                                   =========         ========          ========          ========

The three month and six month periods ended March 31, 2000 included sales to CCC of $10,850,000 and $18,788,000, respectively, or 58% of total revenues for each of the respective periods. Although ATM unit shipments to non-CCC customers were up 32% for the quarter ended March 31, 2001 compared to the same quarter in 2000, average sales prices per unit were approximately $960 lower due to the introduction of the lower-priced is2000 model in August 2000.

TACC sales decreased slightly for the three months and six months ended March 31, 2001 compared to the same periods in 2000, due to a lower number of unit shipments during the period. Due to the timing of large TACC orders, results vary from quarter to quarter.

The decrease in parts, service and other revenues was attributable to the discontinuance of sales to CCC.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

A comparison of certain operating information is provided in the following table:


                                                                       (Dollars in 000's)
                                                 -----------------------------------------------------------------
                                                  Three Months Ended March 31,        Six Months Ended March 31,
                                                 ------------------------------    -------------------------------
                                                     2001              2000             2001               2000
                                                 ------------     -------------    -------------       -----------
         Gross profit.......................        $  3,010         $  7,098          $  9,311          $ 12,120
         Selling, general and administrative           2,220            2,864             4,976             5,226
         Depreciation and amortization......             342              318               682               629
         Operating income...................             448            3,916             3,653             6,265
         Interest expense...................             348               89               670               192
         Income before taxes................             100            3,827             2,983             6,073
         Income taxes.......................              35            1,308             1,030             2,073
         Net income.........................              65            2,519             1,953             4,000

Gross profit on product sales was $3,010,000 for the quarter ended March 31, 2001, a decrease of $4,088,000, or 58%, compared to the same quarter in 2000. The gross margin, as a percentage of sales, was 36.9% for the quarter ended March 31, 2001 compared to 38.0% for the same quarter in

2000. The decline in gross margin was principally due to lower production levels during the period as a result of suspending shipments to CCC.

Selling, general and administrative expenses were $2,220,000 for the quarter ended March 31, 2001, a decrease of $644,000, or 22%, compared to the same quarter in 2000. The decrease was primarily a result of reduced marketing and warranty costs related to the sharp decline in revenues. As a percentage of sales, these costs were 27% for the quarter ended March 31, 2001 compared to 15% for the same quarter in 2000.

Depreciation and amortization was $342,000 for the quarter ended March 31, 2001, an increase of $24,000, or 8%, compared to the same quarter in 2000. The increase was due to the additions of property, plant and equipment primarily for the production of new models in the Ignition and Chameleon series ATM product lines.

Interest expense was $348,000 for the quarter ended March 31, 2001, an increase of $259,000, or 291%, compared to the same quarter in 2000. The increased interest expense relates to the $18,000,000 convertible debentures issued in September 2000.

Income tax expense provisions of $35,000 and $1,308,000 for the quarters ended March 31, 2001 and 2000, respectively, represented an effective tax rate of 35.0% in 2001 and 34.2% in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

      The following is a summary of key indicators as of March 31, 2001 and September 30, 2000:


                                                                         (Dollars in 000's)
                                                                 ----------------------------------
                                                                      March 31,     September 30,
                                                                       2001              2000
                                                                 -------------       --------------
         Cash.................................................       $  2,516          $ 16,223
         Working capital......................................         48,487            46,516
         Total assets.........................................         61,880            63,060
         Shareholders' equity.................................         31,004            28,846

Although there was a slight increase in working capital during the period, the Company utilized a significant amount of cash due to a lack of payments from CCC on its amounts due to the Company. In addition, the Company provided certain of its major customers with financing as described in Note 5 to the financial statements.

The Company has a credit agreement with a bank which provides for a $10,000,000 revolving line of credit with interest equal to the prime rate and a $640,000 term loan at 8.4% interest per annum. At March 31, 2001 and September 30, 2000, $5,200,000 was outstanding pursuant to the revolving line of credit. Pursuant to the terms of the credit agreement, the Company is restricted from borrowing any of the unused portion of the revolving line of credit. See "Risk Factors" for additional information about financing matters.

In September 2000, the Company issued an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004, to two investors convertible into the Company's common stock at a price of $9.50 per share. The debentures provide for three methods to convert the debentures into shares of the Company's common stock: (1) conversion at the option of the investors at any time at a price of $9.50 per share; (2) conversion at the option of the Company at a price of $9.50 per share, if the per share market value of the Company's common stock exceeds 150% of the then applicable conversion price for 20 trading days (which need not be consecutive); and (3) a put option whereby the investors may put the debentures back to the Company on either the 270th day or 540th day following the original issue date. However, on either the 250th day or 520th day following the original issue date, the Company may indicate to the investors the maximum amount of cash that the Company will pay upon the put dates. If the investors still elect to put all or a portion of the debentures, then any amounts in excess of the maximum amount of cash that the Company will pay will convert into shares of common stock at a conversion price equal to the average of the per share market values for the five trading days preceding the put date, without regard to the stated conversion price of $9.50 per share. If the investors exercise the put option, the Company shall pay the investors the put price, up to the maximum amount of cash that the Company will pay, within 60 days following the put date. The Company has notified the holder of $15 million of the debentures that it will pay the maximum of cash should the put be exercised on June 5, 2001. See "Risk Factors" for additional information about the convertible debentures and other financing matters

The Company's research and development budget for fiscal 2001 has been estimated at $3,200,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate applications such as check cashing, electronic bill payment, money order issuance and full-motion video advertising. Total research and development expenditures were approximately $515,000 and $1,074,000 for the three months and six months ended March 31, 2001, respectively.

With its present capital resources and continuing earnings from operations, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

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

MAJOR CUSTOMERS AND CREDIT RISKS

The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. In addition, CCC and two other major customers have pledged additional collateral to the Company pursuant to financing agreements. The Company would incur an accounting loss equal to the carrying value of the notes and accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements. See also "Risk Factors" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC.

The Company has good relationships with its customers, but there can be no assurance that these relationships will continue. The loss of any of the Company's major customers, or a substantial portion of these accounts, could have a material adverse effect on the Company. Sales to major customers were as follows for the three months and six months March 31, 2001 and 2000:


                                                                          (Dollars in 000's)
                                                 --------------------------------------------------------------
                                                 Three Months Ended March 31,           Six Months Ended March 31,
                                                 -----------------------------         ---------------------------
                                                    2001              2000                2001            2000
                                                 ----------        -----------         -----------     -----------
         Credit Card Center.................    $        --        $10,850,432         $11,607,516     $18,787,833
         Customer B.........................      1,890,296            874,460           3,728,316       2,044,606
         Customer C.........................        908,515            490,518           1,564,784         790,405
         Customer D.........................        172,020            838,588             342,910       1,591,967

Foreign sales accounted for 13% and 6% of the Company's total sales during the three months ended March 31, 2001 and 2000, respectively. On a year to date basis, foreign sales accounted for 6% of sales in both 2001 and 2000.

RISK FACTORS

Please see the risk factors contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 as filed with the Securities and Exchange Commission. Subsequent to the filing, the risk factors should be amended as follows:

We have extended substantial amounts of credit to one major customer, and we could incur a substantial accounting loss if we fail to collect amounts owed to us.

At May 21, 2001, CCC owed us approximately $26,700,000, excluding any amounts for interest and other charges. The obligation is secured by a collateral pledge of accounts receivable, inventories and transaction income. We have not received any payments from CCC since January 2001, and we are presently in negotiation with CCC to resolve the outstanding amounts due us. Notwithstanding these negotiations, we have taken additional action to perfect our security interests in the collateral supporting these receivables. On May 14, 2001, we filed a petition in the State of Texas that seeks to secure our security interests in certain inventories and revenue streams owned by CCC. We will continue to monitor this matter closely and, if necessary, we may take additional action depending on our assessment of the situation from time to time. We believe that the inventory, receivables and revenue streams comprising the collateral are sufficient to support the recoverability of all amounts, and accordingly, no reserves for collection loss are deemed necessary at this time. In the event CCC is unable to repay all amounts due and it becomes necessary to take possession of the collateral, however, we may not be able to realize all of the anticipated value. In that event, we could incur a significant charge to earnings in future periods. See also "Major Customers and Credit Risks" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC.

We are not presently doing business with CCC, which previously accounted for a significant portion of revenues and earnings, and we may not be able to replace this business.

CCC accounted for 70% of our net sales for the quarter ended December 31, 2000, and 61% and 40% of our net sales for the years ended September 30, 2000 and 1999, respectively. We made no shipments to CCC during the quarter ended March 31, 2001 due to the ongoing efforts to resolve the seriously delinquent amounts due to us. In the event that this matter is not resolved and business does not resume with CCC, sales and earnings for future periods would be adversely impacted if we are unable to replace this business with sales to new customers. See also "Major Customers and Credit Risks" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC.

We may be required to repay up to $18,000,000 of our 6% Convertible Debentures; any such repayment would require an amendment.

The holders of our 6% Convertible Debentures in the aggregate amount of $18 million have the right to put the debentures back to us on each of the 270th and 540th day following the date of issuance of the Convertible Debentures. However, on either the 250th or 520th day following the original issue date, we may indicate to the investors the maximum amount of cash that we will pay in connection with such put rights. We have notified the debenture holder of $15 million of the Convertible Debentures (and we will notify the debenture holder of $3 million of the Convertible Debentures) that we intend to pay in cash that portion of the principal amount of and interest under the Convertible Debentures that the debenture holders may put back to us on the 270th day following the effective date of the respective Convertible Debentures. This date falls on June 5, 2001 with respect to Convertible Debentures in the aggregate principal amount of $15 million and on June 26th with respect to Convertible Debentures in the aggregate principal amount of $3 million. At this time, we do not know whether any of the debenture holders intend to put any of the Convertible Debentures to us. However, in the event that the Debenture Holders exercise their put right, we would be required to repay all of the principal amount, together with all accrued but unpaid interest, on the 60th day following such respective put dates. At the present time we do not have the funds available to make such payments, should they be required. In the event we are unable to obtain such funds necessary to pay any such amounts, to the extent due, it may have a material adverse effect against us. In addition, any such repayments would require an amendment of the Revolving Credit Facility, and absent such amendment, would be a violation thereto. In the event prepayments of all or a portion of the Convertible Debentures are required, and we fail to prepay any portion due, the debenture holders may either rescind their put notice or convert into our shares all or a portion of the unpaid amount due at a conversion price equal to the lower of the market price on the date the cash payment becomes due or the date of recission by the debenture holders. Such a conversion would result in substantial dilution of your shares. However, any issuance of stock required by such conversion in excess of 19.99% of our issued and outstanding shares will require shareholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which would subject the Company to additional penalties. In the event we fail to prepay the Convertible Debentures as required, the Convertible Debenture holders would also have the right to declare an Event of Default under the Convertible Debentures.

We may be unable to sell debt or equity securities in the event we need additional funds for operations.

We have a credit agreement with a bank which provides for a $10,000,000 revolving line of credit, of which $5,200,000 was outstanding at March 31, 2001. Pursuant to the terms of the credit agreement, we lack the necessary borrowing base to enable us to borrow any of the unused portion of the revolving line of credit. As of March 31, 2001, we had cash and cash equivalents of $2,515,504 as compared to $16,223,192 as of September 30, 2000.

If we are unable to collect on a significant portion of our outstanding receivables, we will need to sell additional equity or debt securities to continue operations. We cannot predict whether we will be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings at this time, and we may be unable to obtain additional financing on satisfactory terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, the current stockholders could be substantially diluted and those additional securities could have preferences and privileges that current security holders do not have.

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

On May 14, 2001, Tidel Engineering L.P. filed its Plaintiff's Original Petition and Application for Temporary Injunction Including Temporary Restraining Order against JRA222, Inc. d/b/a Credit Card Center ("CCC"). In conjunction therewith, Tidel Engineering L.P. also filed its Application for Sequestration, seeking to secure its security interests in certain inventory located in the State of Texas, and its Application for Writ of Garnishment, seeking to secure its security interests in processing income generated from ATM transactions processed by two processors located in the Sate of Texas. On May 14, 2001, the 134th Judicial Court of Dallas County, Texas granted the Temporary Restraining Order restricting the activities of CCC in derogation of Tidel Engineering's credit and security agreements and otherwise preserving Tidel Engineering's collateral. Furthermore, on the same date, the 134th Judicial District Court granted Tidel Engineering's Application for Sequestration allowing the seizure of inventory collateral in El Paso, Bexar and Travis counties, Texas. A hearing on the temporary injunction has been set for May 21, 2001.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on February 8, 2001 in Houston, Texas, the following proposals were adopted by the margins indicated:

      a) Election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                                           Number of Shares
                                                                 -----------------------------
                                                                    For               Withheld
                                                               --------------         --------
         James T. Rash........................................     15,429,411            77,550
         James L. Britton, III................................     15,366,671           140,290
         Jerrell G. Clay......................................     15,423,411            83,550
         Mark K. Levenick.....................................     15,429,711            77,250
         Raymond P. Landry....................................     15,339,371           167,590
         Michael F. Hudson....................................     15,341,771           165,190

      b) Ratification of the selection of KPMG LLP as the Company's independent auditors for fiscal year 2001.

         For..................................................     15,371,041
         Against..............................................         87,636
         Abstentions..........................................         48,284

      c) Approval of an amendment to the 1997 Long-Term Incentive plan to increase the authorized shares from 1,000,000 to 2,000,000.

         For..................................................      6,896,238
         Against..............................................        708,830
         Abstentions..........................................        135,509
         Non-Votes............................................      7,766,384

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A) EXHIBITS

         None

      B) REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TIDEL TECHNOLOGIES, INC.
                                       (Registrant)

DATE:  May 21, 2001                   By: /s/ JAMES T. RASH
                                         --------------------------------------
                                         James T. Rash
                                         Principal Executive
                                         and Financial Officer