Form 10-Q
period 2001-06-30
TIDEL TECHNOLOGIES INC
filed 2001-08-21
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

         The number of shares of Common Stock outstanding as of the close of business on August 20, 2001 was 17,426,210.

                            TIDEL TECHNOLOGIES, INC.


                                      INDEX


                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of June 30, 2001
                    (unaudited) and September 30, 2000......................................    1

                 Consolidated Statements of Operations (unaudited) for the
                    three months and nine months ended
                    June 30, 2001 and 2000..................................................    2

                 Consolidated Statements of Comprehensive Income (Loss)
                    (unaudited) for the three months and
                    nine months ended June 30, 2001 and 2000................................    3

                 Consolidated Statements of Cash Flows (unaudited) for
                    the nine months ended June 30, 2001 and 2000............................    4

                 Notes to Consolidated Financial Statements (unaudited).....................    5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................    7

      Item 3.    Quantitative and Qualitative Disclosures About Market Risks.................. 15


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings............................................................ 15

      Item 2.    Changes in Securities........................................................ 15

      Item 3.    Defaults Upon Senior Securities.............................................. 15

      Item 4.    Submission of Matters to a Vote of Security Holders.......................... 15

      Item 5.    Other Information............................................................ 15

      Item 6.    Exhibits and Reports on Form 8-K............................................. 16

SIGNATURE..................................................................................... 16

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,                SEPTEMBER 30,
                    ASSETS                                                              2001                      2000
                                                                                    ------------              ------------
                                                                                     (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                                       $  1,476,481              $ 16,223,192
    Trade accounts receivable, net of allowance of
        $15,960,962 and $448,037, respectively                                        14,727,056                29,168,134
    Notes and other receivables, net of allowance of
        $2,500,000 at June 30, 2001                                                    4,489,934                 1,151,680
    Federal income tax receivable                                                      7,741,457                        --
    Inventories                                                                       12,199,846                10,415,492
    Deferred tax assets and other                                                      1,491,645                 1,502,723
                                                                                    ------------              ------------
            Total current assets                                                      42,126,419                58,461,221

Property, plant and equipment, at cost                                                 5,592,915                 4,919,186
    Accumulated depreciation                                                          (3,731,888)               (2,954,873)
                                                                                    ------------              ------------
        Net property, plant and equipment                                              1,861,027                 1,964,313

Intangible assets, net of accumulated amortization of
    $1,190,103 and $1,161,675, respectively                                              510,970                   539,398
Deferred tax assets                                                                      717,487                   519,345
Deferred financing costs and other assets                                                463,062                 1,576,080
                                                                                    ------------              ------------
            Total assets                                                            $ 45,678,965              $ 63,060,357
                                                                                    ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities -
        Long-term debt                                                              $  5,456,000              $    128,000
        Convertible debentures                                                        18,000,000                        --
    Accounts payable                                                                   3,930,942                 8,176,905
    Accrued liabilities                                                                1,677,524                 3,640,264
                                                                                    ------------              ------------
            Total current liabilities                                                 29,064,466                11,945,169

Long-term debt, net of current maturities                                                     --                 5,424,000
Convertible debentures, net of discount of
    $1,155,157 at September 30, 2000                                                          --                16,844,843
                                                                                    ------------              ------------
            Total liabilities                                                         29,064,466                34,214,012
                                                                                    ------------              ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares
        and 17,376,210 shares, respectively                                              174,262                   173,762
    Additional paid-in capital                                                        18,972,077                17,207,137
    Retained earnings (deficit)                                                       (2,173,667)               12,318,721
    Deferred financing costs                                                                  --                  (416,525)
    Accumulated other comprehensive loss                                                (358,173)                 (436,750)
                                                                                    ------------              ------------
            Total shareholders' equity                                                16,614,499                28,846,345
                                                                                    ------------              ------------
            Total liabilities and shareholders' equity                              $ 45,678,965              $ 63,060,357
                                                                                    ============              ============

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                               ---------------------------------     ---------------------------------
                                                    2001                 2000            2001                 2000
                                               ------------          -----------     ------------          -----------
Revenues                                       $  4,972,191          $20,264,113     $ 29,824,571          $52,708,956
Cost of sales                                     4,167,344           12,456,986       19,708,234           32,781,695
                                               ------------          -----------     ------------          -----------
    Gross profit                                    804,847            7,807,127       10,116,337           19,927,261

Selling, general and administrative               2,723,211            2,969,171        7,673,979            8,145,501
Provision for doubtful accounts                  18,000,000              100,000       18,025,000              150,000
Depreciation and amortization                       296,384              345,444          978,856              974,334
                                               ------------          -----------     ------------          -----------
    Operating income (loss)                     (20,214,748)           4,392,512      (16,561,498)          10,657,426

Interest expense, net                             2,850,935              126,550        3,520,760              318,222
                                               ------------          -----------     ------------          -----------
Income (loss) before taxes                      (23,065,683)           4,265,962      (20,082,258)          10,339,204

Income tax expense (benefit)                     (6,619,870)           1,470,000       (5,589,870)           3,543,000
                                               ------------          -----------     ------------          -----------
Net income (loss)                              $(16,445,813)         $ 2,795,962     $(14,492,388)         $ 6,796,204
                                               ============          ===========     ============          ===========


Basic earnings (loss) per share:
    Net income                                 $      (0.94)         $      0.17     $      (0.83)         $      0.41
                                               ============          ===========     ============          ===========
    Weighted average common shares
        outstanding                              17,426,210           16,823,276       17,406,979           16,402,625
                                               ============          ===========     ============          ===========
Diluted earnings (loss) per share:
    Net income                                 $      (0.94)         $      0.15     $      (0.83)         $      0.37
                                               ============          ===========     ============          ===========
    Weighted average common and
        dilutive shares outstanding              17,426,210           18,767,060       17,406,979           18,380,196
                                               ============          ===========     ============          ===========

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,             NINE MONTHS ENDED JUNE 30,
                                          ---------------------------------      ---------------------------------
                                              2001                 2000              2001                 2000
                                          ------------          -----------      ------------          -----------
Net income (loss)                         $ 16,445,813         $ 2,795,962      $(14,492,388)         $ 6,796,204

Other comprehensive income (loss):
     Unrealized gain (loss) on
        investment in 3CI                        2,165             (174,616)           78,577              (43,654)
                                          ------------          -----------      ------------          -----------
Comprehensive income (loss)               $(16,443,648)         $ 2,621,346      $(14,413,811)         $ 6,752,550
                                          ============          ===========      ============          ===========

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                              ------------              -----------
                                                                                  2001                      2000
                                                                              ------------              -----------
Cash flows from operating activities:
    Net income (loss)                                                         $(14,492,388)             $ 6,796,204
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                                              805,443                  974,334
        Amortization of debt discount and financing costs                        2,899,095                       --
        Deferred income taxes                                                     (198,142)                      --
        Provision for doubtful accounts                                         18,025,000                  150,000
        Changes in assets and liabilities:
            Trade accounts receivable, net                                      (1,083,922)              (8,070,982)
            Notes and other receivables                                         (5,838,254)                (272,260)
            Federal income tax receivable                                       (6,051,642)                      --
            Inventories                                                         (1,784,354)              (4,351,713)
            Prepaids and other assets                                             (124,740)                 (12,669)
            Accounts payable and accrued liabilities                            (6,208,703)               2,637,884
                                                                              ------------             ------------
        Net cash used in operating activities                                  (14,052,607)              (2,149,202)
                                                                              ------------             ------------
Cash flows from investing activities -
    Purchases of property, plant and equipment                                    (673,729)                (905,200)
                                                                              ------------             ------------
Cash flows from financing activities:
    Repayments of long-term debt                                                        --                1,305,366
    Repayments of notes payable                                                    (96,000)                 (96,000)
    Proceeds from exercise of warrants and options                                  75,625                1,072,727
    Payments of stock subscriptions receivable                                          --                  382,063
                                                                              ------------             ------------
         Net cash provided by (used in) financing activities                       (20,375)               2,664,156
                                                                              ------------             ------------
        Net decrease in cash and cash equivalents                              (14,746,711)                (390,246)

Cash and cash equivalents at beginning of period                                16,223,192                2,423,844
                                                                              ------------             ------------
Cash and cash equivalents at end of period                                    $  1,476,481             $  2,033,598
                                                                              ============             ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                    $  1,299,322             $    358,548
                                                                              ============             ============
    Cash paid for taxes                                                       $  1,640,000             $  3,010,100
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

(2)   INVENTORIES

      Inventories consisted of the following at June 30, 2001 and September 30, 2000:

                                                                   June 30,        September 30,
                                                                     2001              2000
                                                                 ------------      -------------
         Raw materials........................................   $  7,895,769      $  9,047,215
         Work in process......................................         --                12,191
         Finished goods.......................................      4,169,877         1,244,944
         Other................................................        464,499           398,560
                                                                 ------------      ------------
                                                                   12,530,145        10,702,910
         Inventory reserve....................................       (330,299)         (287,418)
                                                                 ------------      ------------
                                                                 $ 12,199,846      $ 10,415,492
                                                                 ============      ============

(3)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income (loss) for the three months and nine months ended June 30, 2001 and 2000. Note that diluted loss per share for the three months and nine months ended June 30, 2001 is the same as basic loss per share due to the losses reported for each period:

                                                                                    Weighted
                                                                                  Average Shares      Per Share
                                                                 Income (loss)     Outstanding         Amount
                                                                 -------------    --------------     ----------
         Three Months Ended June 30, 2001:
         ---------------------------------
         Basic loss per share.................................   $(16,445,813)       17,426,210       $    (.94)
         Effect of dilutive warrants and options..............             --                --              --
                                                                 ------------       -----------       ---------
         Diluted loss per share...............................   $(16,445,813)       17,426,210       $    (.94)
                                                                 =============      ===========       =========

                                                                                     Weighted
                                                                                   Average Shares       Per Share
                                                                 Income (loss)      Outstanding          Amount
                                                                 -------------     --------------      ----------
         Three Months Ended June 30, 2000:
         ---------------------------------
         Basic earnings per share.............................   $  2,795,962        16,823,276        $     .17
         Effect of dilutive warrants and options..............            --          1,943,784             (.02)
                                                                 ------------       -----------        ---------
         Diluted earnings per share...........................   $  2,795,962        18,767,060        $     .15
                                                                 ============       ===========        =========

         Nine Months Ended June 30, 2001
         -------------------------------
         Basic loss per share.................................   $(14,492,388)       17,406,979        $    (.83)
         Effect of dilutive warrants and options..............             --                --               --
                                                                 ------------       -----------        ---------
         Diluted loss per share...............................   $(14,492,388)       17,406,979        $    (.83)
                                                                 ============       ===========        =========

         Nine Months Ended June 30, 2000:
         --------------------------------
         Basic earnings per share.............................   $  6,796,204        16,402,625        $     .41
         Effect of dilutive warrants and options..............             --         1,977,571             (.04)
                                                                 ------------       -----------        ---------
         Diluted earnings per share...........................   $  6,796,204        18,380,196        $     .37
                                                                 ============       ===========        =========

(4)   MAJOR CUSTOMERS

      During the nine months ended June 30, 2001, the Company made loans to three customers pursuant to a distributor financing program. The aggregate principal amount of the loans was $8,073,000, of which $5,300,000 was outstanding as of June 30, 2001. The loans are secured, bear interest at 12% per annum and are due at varying dates.

      One of these customers, Credit Card Center ("CCC"), filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. The Company has recorded accounts and a note receivable due from CCC totaling approximately $27 million. These receivables are secured by a collateral pledge of CCC's accounts receivable, inventories and transaction income. At June 30, 2001, based upon an analysis of all available information regarding the CCC bankruptcy proceedings, the Company established a reserve of $15.5 million against the trade accounts receivable due from CCC and a reserve of $2.5 million against the note receivable due from CCC.

      CCC accounted for $11,748,018 and $31,574,551 of sales during the nine months ended June 30, 2001 and 2000, respectively. See "Major Customers and Credit Risks", "Risk Factors" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC and other major customers.

(5)   CONVERTIBLE DEBENTURES AND LONG-TERM DEBT

      In September 2000, the Company issued to two investors (the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's common stock at a price of $9.50 per share. In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, is due on August 27, 2001, and has been classified as a current liability.

      The Company is party to a credit agreement ("Revolving Credit Facility") with a bank (the "Lender") which provides for a $10,000,000 revolving line of credit with interest equal to the prime rate and a $640,000 term loan at 8.4% interest per annum. At June 30, 2001, $5,200,000 was outstanding under the Revolving Credit Facility and $256,000 was outstanding under the term loan. Pursuant to the terms of the credit agreement, the Company currently lacks the necessary borrowing base to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly has only minimal availability under the Revolving Credit Facility. As of June 30, 2001, due to the establishment of reserves for losses related to CCC, the Company was not in compliance with certain restrictive covenants under the Revolving Credit Facility, and accordingly has classified this obligation as a current liability. The Company is engaged in negotiations with the Lender regarding a waiver of such covenants and an amendment of the Revolving Credit Facility, although there can be no assurance such negotiations will be successful.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" and "Risk Factors" for additional information about financing matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      The Company develops, manufactures, sells and supports automated teller machines (the "ATM" products) and electronic cash controller safes (the "Timed Access Cash Controller" or "TACC" products).

      During January 2001, the Company became aware that its largest customer, JRA 222, Inc. d/b/a Credit Card Center ("CCC"), was experiencing severe cash flow problems. Accordingly, sales to CCC were discontinued and there have been no shipments to CCC since December 31, 2000. After several months of unsuccessful efforts to remedy its financial difficulties, CCC declared bankruptcy on June 6, 2001. These matters have adversely impacted the results of operations for the three months and nine months ended June 30, 2001.

      The loss of CCC's business had a direct adverse effect of the Company's sales. In addition, the negative reaction to CCC's problems by the industry taken as a whole indirectly affected sales to our other customers who had difficulty obtaining sufficient levels of lease financing.

      The reduction in sales caused a significant decline in gross profit, as margins were hurt by continuation of fixed production costs despite lower volumes of units manufactured and sold. The Company has subsequently taken steps to curtail its fixed costs through staff reductions of production and warehouse personnel.

      The Company has established a reserve for losses related to its receivables from CCC and is presently incurring significant legal fees in connection with its ongoing collection efforts. Further, as an indirect result of the CCC matter, the holders of the debt have accelerated payment of the Company's convertible debentures. In that connection, the Company has charged off the unamortized portion of related financing costs.

      The decline in sales, the reduced gross profit margins, the provision for collection losses, and the charge for financing costs, resulted in the first operating loss for the Company since the quarter ended September 30, 1995. Although there can be no assurance, the Company believes that it will replace a portion of the sales lost with new business, and that the difficulties encountered by our customers obtaining lease financing will improve.

      PRODUCT REVENUES

      The Company's revenues were $4,972,000 for the quarter ended June 30, 2001, representing a decrease of $15,292,000, or 75%, from $20,264,000 for the same quarter in 2000. The decrease in sales was due to the curtailment of ATM shipments to CCC. See "Major Customers and Credit Risks", "Risk Factors" and "Part II, Item 1, Legal Proceedings" for additional information about the Company's relationship with CCC. A breakdown of sales by product is presented in the following table:

                                                                      (Dollars in 000's)
                                                  ---------------------------------------------------------------
                                                  Three Months Ended June 30,         Nine Months Ended June 30,
                                                  ---------------------------       -----------------------------
                                                     2001             2000             2001               2000
                                                  -----------     -----------       -----------       -----------
         ATM................................        $  2,590         $ 16,799          $ 21,147          $ 42,814
         TACC...............................           1,568            1,805             4,952             5,465
         Parts, service and other...........             814            1,660             3,726             4,430
                                                    --------         --------          --------          --------
                                                    $  4,972         $ 20,264          $ 29,825          $ 52,709
                                                    ========         ========          ========          ========

      The three month and nine month periods ended June 30, 2000 included sales to CCC of $12,787,000 and $31,575,000, respectively, or 63% of total revenues for the three month period and 60% for the nine month period. The Company has had no sales to CCC since December 31, 2000.

      TACC sales decreased for the three months and nine months ended June 30, 2001 compared to the same periods in 2000, due to a lower number of unit shipments during the period. Due to the timing of large TACC orders, results vary from quarter to quarter. TACC sales for fiscal 2001 are expected to be comparable to sales of this product for the preceding year.

      The decrease in parts, service and other revenues was attributable to the discontinuance of sales to CCC.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                       (Dollars in 000's)
                                                  ---------------------------------------------------------------
                                                  Three Months Ended June 30,         Nine Months Ended June 30,
                                                  ---------------------------       -----------------------------
                                                     2001             2000             2001                2000
                                                  ----------      -----------       -----------       -----------
         Gross profit.......................        $    804         $  7,807          $ 10,116          $ 19,927
         Selling, general and administrative           2,723            2,969             7,674             8,146
         Provision for doubtful accounts....          18,000              100            18,025               150
         Depreciation and amortization......             296              345               979               974
         Operating income (loss)............         (21,369)           4,393           (17,715)           10,657
         Interest expense...................           2,851              127             3,521               318
         Income (loss) before taxes.........         (23,065)           4,266           (20,082)           10,339
         Income taxes (benefit).............          (6,620)           1,470            (5,590)            3,543
         Net income (loss)..................         (16,446)           2,796           (14,492)            6,796

      Gross profit for the quarter ended June 30, 2001 was only 16.2% of sales, compared to 38.5% for the same quarter a year ago. The significant decrease arose from the sharp decline in sales and a provision of $300,000 to establish a reserve for certain raw material components deemed to be slow moving or obsolete.

      Selling, general and administrative expenses were lower for the quarter and nine months ended June 30, 2001 due to reduced marketing and warranty costs related to the decline in revenues. The decrease in these expenses was offset somewhat by significantly increased legal expenses in connection with the CCC bankruptcy proceedings.

      Provision for doubtful accounts represents the establishment of a reserve for losses on receivables due from CCC. Although information provided by CCC indicates that there are sufficient assets to cover its obligation to the Company, there is significant uncertainty as to the value of the collateral and the ultimate recoverability of the amounts due.

      Interest expense was significantly higher for the three months and nine months ended June 30, 2001 compared to the same periods in 2000. Interest applicable to the Company's $18 million of convertible debentures, which were not issued until September 2000, was approximately $270,000 per quarter. In addition, in June 2001, the Company charged off $2,529,000 of unamortized debt discount and financing costs related to the issuance of warrants in connection with the sales of the convertible debentures. These costs were previously being amortized over the four-year term of the debentures prior to the exercise of the "put rights" by the holders.

      Income tax benefits of $6,620,000 and $5,590,000 were provided for the three months and nine months ended June 30, 2001. These benefits represent amounts recoverable from the anticipated carryback of net operating losses.

                         LIQUIDITY AND CAPITAL RESOURCES

      In September 2000, the Company issued to two investors (the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's common stock at a price of $9.50 per share. In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, is due on August 27, 2001. The Company is currently in negotiations with the Holders regarding such payment, and has retained Bank of America Securities to assist it in such negotiations. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company.

      In the event such negotiations are unsuccessful, we would be required pursuant to the terms of the Convertible Debentures to make a payment to the Holders in the outstanding principal amount of the Convertible Debentures, which is $18 million, together with accrued and unpaid interest. We currently do not have the funds available to make such payment. In addition, any such payment would require an amendment of the Revolving Credit Facility (as defined below), and absent such amendment, would be a violation thereof. In the event we fail to prepay any portion due, the Holders may, in addition to their other rights and remedies, either rescind their put notice or convert into our common stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of our issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the Convertible Debentures. In the event we fail to prepay the Convertible Debentures as required, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. See "Risk Factors" for additional information about the Convertible Debentures and other financing matters.

      The Company is party to a credit agreement ("Revolving Credit Facility") with a bank (the "Lender") which provides for a $10,000,000 revolving line of credit with interest equal to the prime rate and a $640,000 term loan at 8.4% interest per annum. At June 30, 2001 and September 30, 2000, $5,200,000 was outstanding under the Revolving Credit Facility and $256,000 was outstanding under the term loan. Pursuant to the terms of the Revolving Credit Facility, we currently lack the necessary borrowing base to enable us to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly have only minimal availability under the Revolving Credit Facility. As of June 30, 2001, due to the establishment of a reserve for losses related to the CCC matter, the Company was not in compliance with certain restrictive covenants under the Revolving Credit Facility. The Company is engaged is currently negotiating with the Lender regarding a waiver of such covenants and an amendment of the Revolving Credit Facility, although there can be no assurance such negotiations will be successful. In the event the negotiations are not successful, the Lender could declare an event of default and exercise its remedies under the Revolving Credit Facility. Such remedies include the acceleration of all outstanding loans and the termination of the commitments. The Company does not have the funds available to repay all of its outstanding borrowings under the Revolving Credit Facility at the present time. See "Risk Factors" for additional information about financing matters.

      Even in the event the ongoing negotiations are successful in waiving provisions, delaying payments or restructuring the provisions of the Convertible Debentures and/or the Revolving Credit Facility, such terms may not be favorable to the Company, and could limit the Company's operations in the future. A failure to reach agreements with acceptable terms to the Company with respect to the matters described above relating to the Convertible Debentures and the Revolving Credit Facility will have a material adverse effect on the Company.

      In addition to the matters described in the foregoing paragraphs relative to indebtedness, the Company's financial position has also been adversely impacted by the downturn in operations. Reduced sales have resulted in a buildup of finished goods and inventories in excess of the level normally maintained by the Company. Also, raw materials are much higher due to purchase commitments for cash dispensers which the Company was obligated to fulfill pursuant to a contract.

      The Company has used a significant portion of its cash reserves at the beginning of the fiscal year to reduce its trade payables and maintain good relationships with its vendors. The Company expects its cash position to improve materially as a result of the anticipated Federal income tax refunds arising from the carryback of net operating losses and cash flow from improved operations.


      The Company's research and development budget for fiscal 2001 has been estimated at $3,200,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate applications such as check cashing, electronic bill payment, money order issuance and full-motion video advertising. Total research and development expenditures were approximately $739,000 and $1,813,000 for the three months and nine months ended June 30, 2001, respectively.

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

      The Company generally has good relationships with its customers, but there can be no assurance that these relationships will continue. The Company discontinued its sales to CCC on December 31, 2000. In fiscal 2000, CCC had been the Company's largest customer representing 61% of sales. The Company has increased its sales to other customers, but the decline in sales is largely attributable to the loss of CCC as a customer. The loss of any of the Company's current major customers, or a substantial portion of these accounts, could have a further material adverse effect on the Company. Sales to major customers were as follows for the three months and nine months ended June 30, 2001 and 2000:

                                                                       (Dollars in 000's)
                                                 ----------------------------------------------------------------
                                                  Three Months Ended June 30,         Nine Months Ended June 30,
                                                 -----------------------------       ----------------------------
                                                    2001               2000              2001            2000
                                                 -----------       -----------       -----------     ------------
         Credit Card Center.................     $        --       $12,786,718       $11,748,018     $31,574,551
         Customer B.........................       1,186,003           864,533         4,914,319       2,909,139
         Customer C.........................         731,266           748,893         2,296,050       1,539,298

      Foreign sales accounted for 15% and 8% of the Company's total sales during the three months ended June 30, 2001 and 2000, respectively. On a year to date basis, foreign sales accounted for 8% and 6% for the nine months ended June 30, 2001 and 2000.

      RISK FACTORS

      Please see the risk factors contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 as filed with the Securities and Exchange Commission. Subsequent to the filing, the risk factors should be amended as follows:

      We are required to repay the Convertible Debenture on August 27, 2001, and we do not have the funds available to make such repayment.

      The Holders of our Convertible Debentures in the aggregate principal amount of $18 million have put the full amount of the debentures back to us and such amount is due on August 27, 2001. At the present time we do not have the funds available to make such payments. The Company is currently in negotiations with the Holders regarding such payment, and has retained Bank of America Securities to assist it in such negotiations. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company.

      In the event such negotiations are unsuccessful, we would be required pursuant to the terms of the Convertible Debentures to make a payment to the Holders in the outstanding principal amount of the Convertible Debentures, which is $18 million, together with accrued and unpaid interest. We currently do not have the funds available to make such payment. In addition, any such repayment would require an amendment of the Revolving Credit Facility, and absent such amendment, would be a violation thereof. In the event we fail to prepay any portion due, the Holders may, in addition to their other rights and remedies, either rescind their put notice or convert into our common stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of our issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the Convertible Debentures. In the event we fail to prepay the Convertible Debentures as required, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. See "Liquidity and Capital Resources."

      As of June 30, 2001, we were not in compliance with certain covenants of our Revolving Credit Facility.

      As of June 30, 2001, the Company was not in compliance with certain restrictive covenants under the Revolving Credit Facility. The Company is currently negotiating with the Lender regarding a waiver of such covenants and an amendment of the Revolving Credit Facility, although there can be no assurance such negotiations will be successful. In the event the negotiations are not successful, the Lender could declare an event of default and exercise its remedies as provided under the Revolving Credit Facility. Such remedies include the acceleration of all outstanding loans and the termination of the commitments. The Company does not have the funds available to repay its outstanding borrowings under the Revolving Credit Facility at the present time. An acceleration or other exercise of its remedies by the Lender would cause a material adverse effect upon our financial condition and operations. See "Liquidity and Capital Resources."

      We currently have no significant borrowing availability under our Revolving Credit Facility.

      We currently have borrowings of $5.2 million outstanding under our Revolving Credit Facility. Pursuant to the terms of the Revolving Credit Facility, we lack the necessary borrowing base to enable us to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly have only minimal availability under the Revolving Credit Facility. The inability to make additional borrowings to provide working capital could cause a material adverse effect upon our financial condition and operations.

      CCC has filed for bankruptcy and it is unclear to what extent we will recover the amounts due to us from CCC.

      CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. CCC owes us approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. The obligation is secured by a collateral pledge of accounts receivable, inventories and transaction income, although it is unclear as to the value of our collateral. Based upon our analysis of all available information regarding the CCC bankruptcy proceedings, we have established a reserve in the aggregate amount of $18 million against the note and accounts owed to us by CCC. Depending on the resolution of the bankruptcy proceedings, we may record additional reserves and we may incur additional significant charges to earnings in future periods. We intend to continue to monitor this matter closely and to take all actions that we determine to be necessary based upon our monitoring of the situation. See "Part II, Item 1, Legal Proceedings."

      We are not presently doing business with CCC, which previously accounted for a significant portion of revenues and earnings, and we may not be able to replace this business.

      CCC accounted for 70% of our net sales for the quarter ended December 31, 2000, and 61% and 40% of our net sales for the years ended September 30, 2000 and 1999, respectively. We have made no shipments to CCC since January 1, 2001 and we do not anticipate resuming shipments to CCC. Sales and earnings for the current period have been adversely impacted by this loss of business, and future periods will be adversely impacted if we are unable to replace this business with sales to new customers. In the event we are unable to replace this business with sales to new customers, it is likely we will incur operating losses until such sales are replaced.

      We may be unable to sell debt or equity securities in the event we need additional funds for operations.

      We may need to sell equity or debt securities in the future to provide working capital for our operations or to provide funds in the event of future operating losses. We cannot predict whether we will be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings at this time, and we may be unable to obtain additional financing on satisfactory terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, the current stockholders could be substantially diluted and those additional securities could have preferences and privileges that current security holders do not have.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill, noting that values allocated to dedicated workforce may not be reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS 142. Intangible assets with definite useful lives will be amortized to expense and will be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company is required to adopt the provisions of SFAS 141 immediately, while adoption of SFAS 142 is not required until October 1, 2002, although earlier adoption on October 1, 2001 is permitted. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through the date of adoption.

      Upon adoption, the Company will be required to reassess the useful lives of all acquired intangible assets and make any necessary amortization period adjustments by the first interim reporting period following adoption. The Company will also be required to perform an assessment of whether there is an impairment of goodwill at the date of adoption, and at least annually thereafter. Any impairment loss recognized at adoption will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report.

      FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
      Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, the exercise of the put on the Convertible Debentures, the Company's non-compliance with certain provisions of its Revolving Credit Facility, the Company's financial position and working capital availability, the Company's future product sales, gross profit, selling, general and administrative expense, and seasonal variances in the Company's operations, as well as general market conditions), though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. CCC owes us approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. The obligation is secured by a collateral pledge of accounts receivable, inventories and transaction income, although it is unclear as to what is the value of our collateral. Based upon our analysis of all available information regarding the CCC bankruptcy proceedings, we have established a reserve in the amount of $18 million against the note and accounts owed to us by CCC. Depending on the resolution of the bankruptcy proceedings, we may record additional reserves and we may incur additional significant charges to earnings in future periods. We intend to continue to monitor this matter and to take all actions that we determine to be necessary based upon our monitoring of the situation. The prior actions commenced by us against CCC were stayed upon CCC's bankruptcy filing. See "Risk Factors."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A) EXHIBITS

         4.1 Fifth Amendment to Credit Agreement and Forbearance Agreement dated June 1, 2001 by and among the Registrant, Tidel Engineering, L.P. and The Chase Manhattan Bank.

      B) REPORTS ON FORM 8-K

         The Company filed three reports on Form 8-K under Item 5 - Other Events dated June 6, 2001, June 14, 2001 and June 28, 2001.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TIDEL TECHNOLOGIES, INC.
                                               (Registrant)


DATE:  August 20, 2001                     By: /s/  JAMES T. RASH
                                               --------------------------
                                               James T. Rash
                                               Principal Executive
                                               and Financial Officer