Form 10-K405
period 2001-09-30
TIDEL TECHNOLOGIES INC
filed 2002-01-24
CIK 842695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2001

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 15,243,743 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on January 7, 2002 of $.85 was $12,957,182. The number of shares of Common Stock outstanding as of the close of business on January 7, 2002 was 17,426,210.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement to be filed pursuant to regulation 14A in connection with the 2002 Annual Meeting of Stockholders, Part III.

                                   ----------

                            TIDEL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

                                   ----------

                                                                                                       PAGE
                                                                                                       ----
                                                    PART I

      Item 1.    Business..........................................................................        1
      Item 2.    Properties........................................................................        4
      Item 3.    Legal Proceedings.................................................................        4
      Item 4.    Submission of Matters to a Vote of Security Holders...............................        5

                                                   PART II

      Item 5.    Market for Registrant's Common Equity and
                    Related Stockholder Matters....................................................        5
      Item 6.    Selected Financial Data...........................................................        6
      Item 7.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................        7
      Item 8.    Financial Statements and Supplementary Data.......................................       21
      Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure............................................       21

                                                   PART III

      Item 10.   Directors and Executive Officers of the Registrant................................       21
      Item 11.   Executive Compensation............................................................       21
      Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management..........................................................       21
      Item 13.   Certain Relationships and Related Transactions....................................       21

                                                   PART IV

      Item 14.   Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K........................................................       22

      Signature Page...............................................................................       23

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

(c) DESCRIPTION OF BUSINESS

      The Company develops, manufactures, sells and supports ATM products, known as the Ignition and Chameleon series products, and electronic safe products, known as the Timed Access Cash Controller ("TACC") products, which are designed for specialty retail marketers. Sales of products are generally made on a wholesale basis to more than 200 distributors and manufacturer's representatives. The Company's engineering, sales and service departments work closely with distributors and their customers to continually analyze and fulfill their needs, enhance existing products and develop new products. Sales of the Company's ATM and TACC products accounted for 88% of revenue in the fiscal year ended September 30, 2001 and 92% of revenue in each of the fiscal years ended September 30, 2000 and 1999.

      The principal materials and components used by the Company are pre-fabricated steel cabinets, custom molded plastic, and various electronic parts and components, all of which are generally available in quantity at this time. The Company assembles its products by configuring parts and components received from a number of major suppliers with the Company's proprietary hardware and software.

      Sales to one customer, JRA 222, Inc. d/b/a Credit Card Center ("CCC"), were $44,825,049 and $18,554,624, or 61% and 40% of net sales for the fiscal years ended September 30, 2000 and 1999, respectively. In the quarter ended December 31, 2000, sales to CCC were $11,748,018, or 70% of the Company's net sales. During January 2001, the Company became aware that CCC was experiencing financial difficulties and sales to this customer were discontinued. Prior to CCC's financial difficulties it was one of the largest distributors of off-premise ATMs in the U.S. There have been no shipments to CCC since January 1, 2001, and the Company does not expect to make any shipments to CCC in the future. As a result, sales to CCC for fiscal year 2001 amounted to 33% of the Company's net sales for the year. The termination of sales to CCC had a material adverse effect on the Company's sales and earnings for the fiscal year ended September 30, 2001. In addition, the negative general reaction to CCC's problems by the ATM industry indirectly affected the ATM market in that overall demand for

      ATM machines of the type manufactured by Tidel was reduced, primarily as a result of the difficulty by end-user purchasers in obtaining sufficient levels of lease financing.

      After several months of unsuccessful efforts to remedy its financial difficulties, CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, the Company had accounts and a note receivable due from CCC totaling approximately $27 million, which were secured by a security interest in CCC's accounts receivable, inventories and transaction income.

      In September 2001, Tidel and NCR Corporation ("NCR") jointly acquired CCC's ATM inventory pursuant to and in accordance with the ATM Inventory Purchase Agreement approved by the Federal Bankruptcy Court. The total purchase price was $8,000,000, and consisted of a cash deposit by Tidel of $1,000,000 made into escrow and equal credits against the debt owed by CCC to each of Tidel and NCR. The cash portion of the purchase price will be used to pay the amount of the allowed secured claim of the senior lender to CCC as well as claims of certain warehousemen, carriers and storage facilities secured by valid and perfected security interests in such purchased ATMs. The exact amount of those claims has not yet been determined. At such time as it is determined, any excess amount is required to be paid by Tidel and to the extent such amount is less than $1,000,000, the difference is required to be refunded to Tidel. Based on information available at this time, Tidel believes that the final allowed amount of these claims will aggregate less than $1,000,000.

      Pursuant to a separate but related Intercreditor Agreement, as amended, between Tidel and NCR, NCR paid Tidel $1,177,550 to purchase approximately 1,700 ATMs manufactured by NCR which were included in the inventory jointly acquired from CCC. Such amount includes $145,250 which was paid subsequent to September 30, 2001. Tidel is also entitled to a contingent future payment not to exceed $400,000 upon resale of certain of the ATMs by NCR.

      In addition to the amounts received from NCR, the Company acquired a significant amount of different ATM units manufactured by Tidel, along with various parts used for these ATM units. Management believes that the Company will be able to utilize a significant portion of these ATM units to fill future sales orders from customers, and will use the recovered parts for future production, warranty work and/or sales to customers. After evaluating the condition of these items, management assigned values to the different ATM units and parts based on the estimated replacement or reproduction cost of the items, which will provide for additional gross profit upon the ultimate resale of these units.

      As a result of the acquisition of the inventory owned by CCC, including the sales of certain equipment to NCR, the recording of ATM units and parts manufactured and/or utilized by the Company and estimated recoveries from other equipment manufactured by other companies, the Company reduced its outstanding receivable from CCC by approximately $3.0 million.

      Notwithstanding the Company's commitment to aggressively pursue its rights to collect substantial additional funds from CCC, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, the Company increased its reserve from $15.5 million to $20.3 million against the trade accounts receivable due from CCC and increased its reserve from $2.5 million to $3.8 million against the note receivable due from CCC.

      See "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 2 to Notes to Consolidated Financial Statements for additional information about the Company's relationship with CCC.

      Sales to the Company's second largest customer, Cardtronics L.P., accounted for 19% and 7% of net sales for the fiscal years ended September 30, 2001 and 2000, respectively.

      The Company's operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. The Company normally fills and ships customer orders within 45 days of receipt, and therefore no significant backlog generally exists.

      All phases of the Company's business are highly competitive. Competition in the domestic ATM market is substantial, with large corporations such as Diebold Incorporated and NCR Corporation dominating the marketplace. Direct competition to the Company in the off-premise market consists of companies such as Triton Systems, Inc. (a subsidiary of Dover Corporation), Fujitsu-ICL Systems and Cross Technologies, Inc. (a distributor of Hyosung products). The Company believes that the quality and value offered by its ATM product line allows it to compete effectively in the off-premise market.

      The Company believes that it is also a leader in the global market for electronic cash controller equipment. Competition in that market comes principally from NKL Industries, McGunn Safe Company, Armor Safe Company and AutoVend. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market.

      The Company can experience seasonal variances in its operations and historically has its lowest dollar volume sales months between November and February. The Company's operating results for any particular quarter may not be indicative of the results for future quarters or for the year.

      The Company's charges to expense for research and development were approximately $2,500,000, $2,600,000 and $1,700,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

      Compliance by the Company with federal, state and local environmental protection laws during 2001 had no material effect upon capital expenditures, earnings or the competitive position of the Company and it is not expected that compliance with such laws will have a material effect upon capital expenditures, earnings or the competitive position of the Company in fiscal year 2002.

      The Company employed 120 people at September 30, 2001, compared to 133 people at the end of the preceding year. The decrease in 2001 relates to a reduction in the number of assembly line personnel due to lower sales volumes.

(d) FINANCIAL INFORMATION ABOUT EXPORT SALES

      Sales to customers outside the United States, as a percentage of total revenues, were approximately, 7%, 6% and 5% in the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

(e) AVAILABLE INFORMATION

      We file annual, quarterly and special reports, proxy statement and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the public reference facilities at the SEC's office at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities. You may also request a copy of these filings at no cost, by writing or telephoning us at the following address: Tidel Technologies, Inc., 5847 San Felipe, Suite 900, Houston, Texas 77057, Telephone (713) 783-8200.

ITEM 2.  PROPERTIES

      The Company's corporate office is located in approximately 4,100 square feet in Houston, Texas, under a lease expiring in December 2002. The manufacturing, engineering and warehouse operations are located in two adjacent facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in January 2004.

      At September 30, 2001 and 2000, the Company owned tangible property and equipment with a cost basis of approximately $5,691,000 and $4,919,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

      CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. At that time, CCC owed the Company approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. The obligation is secured by a collateral pledge of accounts receivable, inventories and transaction income, although it is unclear as to what is the value of our collateral. Based upon our analysis of all available information regarding the CCC bankruptcy proceedings, we have established a reserve in the amount of $24.1 million against the note and accounts owed to us by CCC. Depending on the resolution of the bankruptcy proceedings, we may incur additional charges to earnings in future periods. We intend to continue to monitor this matter and to take all actions that we determine to be necessary based upon our monitoring of the situation.

      In connection with CCC's bankruptcy filing, the Company filed proofs of claim as to the obligations of CCC due and owing the Company and the Company's interest in certain assets of CCC. Fleet National Bank ("Fleet"), which provided banking and related services to CCC, also filed claims asserting security interests in certain of the property in the bankruptcy estate of CCC. NCR, another secured creditor and vendor of CCC, and other leasing companies, filed claims based on alleged security interests in certain property of the bankruptcy estate as well.

      In the bankruptcy case, Fleet commenced an adversary proceeding against the Company and NCR seeking to assert its priority over the claims of the Company and NCR to some or all of the assets of CCC.

      The Company responded to Fleet's complaint and asserted claims against Fleet and NCR seeking a declaration from the court as to the Company's priority over the security interests held by Fleet and

      NCR. The Company is taking other appropriate action in the bankruptcy proceeding to protect its interest and rights.

      Prior to CCC's bankruptcy filing, the Company had commenced actions against CCC and Andrew J. Kallok ("Kallok"), the principal shareholder and executive officer of CCC. The actions commenced by the Company against CCC were stayed upon CCC's bankruptcy filing. The Company is pursuing the action, however, which it filed against Kallok on May 14, 2001. Kallock did not answer the motions filed by the Company in this matter and the Company filed a Motion for Default Judgment against Kallok on June 14, 2001. Kallok filed an Answer and Motion to Set Aside Interlocutory Default Judgment which was ordered by the court, and a non-jury trial in this matter is currently scheduled for February 18, 2001. Due to the current stage of the proceeding as well as the related bankruptcy proceeding of CCC, it is not possible to estimate the outcome of this action.

      The Company and several of its officers and directors were named as defendants in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas, George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. The plaintiffs in these actions purport to represent purchasers of our Common Stock from April 6, 2000 to February 8, 2001. These cases have not yet been consolidated, nor has the court appointed a lead plaintiff. The plaintiffs in the various cases are seeking unspecified amounts of compensatory damages, interest, and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend itself vigorously. The class action lawsuits are still in the early stages of litigation. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The inability of the Company to prevail in this action could have a material adverse affect on the Company's future business, financial condition, and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

      The Company's Common Stock trades on the National Market System of the NASDAQ Stock Market under the symbol "ATMS". Prior to August 16, 2000, the Company's Common Stock traded on the NASDAQ SmallCap Market under the symbol "ATMS". The following table sets forth the quarterly high and low closing sales price for the Company's Common Stock for the two-year period ended September 30, 2001:

                                            2001                      2000
                                    ---------------------     ---------------------
      Fiscal Quarter Ended            High         Low          High         Low
      --------------------          --------     --------     --------     --------
      December 31, ............     $  6.188     $  3.813     $  3.000     $  1.781
      March 31, ...............        6.500        1.938        8.813        2.750
      June 30, ................        3.350        1.130       12.000        6.313
      September 30, ...........        1.600         .610       12.500        5.750
                                    --------     --------     --------     --------
          Fiscal Year .........     $  6.500     $   .610     $ 12.500     $  1.781
                                    ========     ========     ========     ========

      As described under "Risk Factors - Compliance with NASDAQ National Market Continued Listing Requirements", the Company is currently not in compliance with certain requirements of the NASDAQ National Market.

(b) HOLDERS

      The Company estimates that it has more than 5,000 shareholders as of January 7, 2002, which includes an estimated number of shareholders who have shares held for their accounts by brokers, banks and trustees for benefit plans.

(c) DIVIDENDS

      The Company has not paid any dividends in the past, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report.

                                                                                    Year Ended September 30,
                                                                  -------------------------------------------------------------
      SELECTED STATEMENT OF INCOME DATA: (1)                        2001          2000         1999         1998         1997
      ----------------------------------                          --------      --------     --------     --------     --------
      Revenues ..............................................     $ 36,086      $ 72,931     $ 45,873     $ 33,608     $ 30,153
      Operating income (loss) ...............................      (24,764)       15,440        5,117        4,325        2,590
      Net income (loss) (2) .................................      (25,942)        9,169        2,936        4,240        2,117
      Net income (loss) per share:
         Basic ..............................................     $  (1.49)     $   0.55     $   0.18     $   0.27     $   0.15
         Diluted ............................................     $  (1.49)     $   0.50     $   0.17     $   0.25     $   0.14

                                                                                    Year Ended September 30,
                                                                  -------------------------------------------------------------
      SELECTED BALANCE SHEET DATA: (1)                              2001          2000         1999         1998         1997
      ----------------------------                                --------      --------     --------     --------     --------
      Current assets ........................................     $ 29,112      $ 59,933     $ 26,412     $ 21,511     $ 15,894
      Current liabilities ...................................       28,547        11,595        7,528        5,528        6,517
      Working capital .......................................          565        48,338       18,884       15,983        9,377
      Total assets ..........................................       33,837        64,532       29,557       24,972       18,263
      Total short-term notes payable and long-term debt .....       23,424        22,397        5,375        5,363        4,603
      Shareholders' equity ..................................        5,194        30,668       16,782       14,028        8,092

                                                                            Three Months Ended
                                      ----------------------------------------------------------------------------------------------
      SELECTED QUARTERLY              Sep. 30      Jun. 30      Mar. 31     Dec. 31     Sep. 30     Jun. 30     Mar. 31     Dec. 31
      FINANCIAL DATA: (1)               2001         2001         2001        2000        2000        2000        2000        1999
      -------------------             --------     --------     --------    --------    --------    --------    --------    --------
      Revenues ...................    $  6,262     $  4,972     $  8,156    $ 16,696    $ 20,222    $ 20,264    $ 18,663    $ 13,782
      Operating income (loss) ....      (8,203)     (20,215)         448       3,205       4,782       4,393       3,916       2,349
      Net income (loss) (2) ......     (11,449)     (16,446)          65       1,888       2,373       2,796       2,519       1,481

      Net income (loss) per share:
         Basic ...................    $  (0.66)    $  (0.94)    $   0.00    $   0.11    $   0.14    $   0.17    $   0.15    $   0.09
         Diluted (3) .............    $  (0.66)    $  (0.94)    $   0.00    $   0.10    $   0.13    $   0.15    $   0.14    $   0.09

----------

  (1)  All amounts are in thousands, except per share dollar amounts.

  (2)  Income tax expense (benefit) was $(3,416,030), $4,838,000, $1,800,000 and
       $(307,251) in 2001, 2000, 1999 and 1998, respectively. There was no provision for taxes in 1997.

  (3) The sum of the quarterly amounts of basic and diluted earnings per share does not necessarily equal basic and diluted earnings per share for the entire fiscal year due to rounding differences and/or variations in the stock prices utilized in the calculations at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      OVERVIEW

      The Company's revenues were $36,086,000 for the year ended September 30, 2001, representing a decrease of $36,845,000, or 51%, from fiscal 2000 and a decrease of $9,787,000, or 21%, from fiscal 1999. The Company incurred an operating loss of $(24,764,000) in fiscal 2001 compared to operating income of $15,440,000 and $5,117,000 in fiscal 2000 and 1999, respectively. The Company incurred a net loss of $(25,942,000) in fiscal 2001 compared to net income of $9,169,000 and $2,936,000 in fiscal 2000 and 1999, respectively.

      The decreases in sales were primarily due to the loss of business from CCC in January 2001. The substantial operating and net losses for fiscal 2001 were caused primarily by i) lower sales volumes after the loss of CCC's business, ii) the establishment of provisions for losses on accounts receivable from CCC, iii) legal and accounting fees and travel expenses related to the collection of receivables from CCC, and iv) higher interest expenses related to the "put" of the Company's 6% subordinated debentures in June 2001.

      PRODUCT REVENUES

      A breakdown of net sales by individual product line is provided in the following table:

                                         (dollars in 000's)
                                 ----------------------------------
                                   2001         2000         1999
                                 --------     --------     --------
      ATM ..................     $ 24,646     $ 59,210     $ 35,570
      TACC .................        6,836        7,569        6,579
      Parts and other ......        4,604        6,152        3,724
                                 --------     --------     --------
                                 $ 36,086     $ 72,931     $ 45,873
                                 ========     ========     ========

      ATM sales decreased 58% in the past year due primarily to the loss of CCC as a customer as described elsewhere herein. For the year ended September 30, 2001, the Company shipped 6,248 units, a decrease of 50% from the 12,426 units shipped in fiscal 2000, and a decrease of 12% from the 7,061 units shipped in fiscal 1999.

      TACC sales decreased 10% in 2001 as the Company's marketing efforts were focused on rebuilding its ATM sales after the loss of CCC's business.

      Parts and other revenues vary directly with sales of finished goods, and have decreased accordingly. Additionally, the Company had sales of parts and equipment related to its former environmental monitoring business of $554,000 in 1999. The Company did not record a significant amount of revenues related to this business in 2001 and 2000, and does not expect to record any significant revenues from this business in the future.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                               (dollars in 000's)
                                                       -----------------------------------
                                                         2001          2000         1999
                                                       --------      --------     --------
      Gross profit ...............................     $ 11,702      $ 27,916     $ 14,960
      Selling, general and administrative ........       10,352        10,238        8,950
      Provision for doubtful accounts ............       25,025           870           80
      Depreciation and amortization ..............        1,089         1,368          813
                                                       --------      --------     --------
      Operating income (loss) ....................      (24,764)       15,440        5,117
      Interest expense ...........................        4,594           432          381
      Write-down of investment in 3CI ............           --         1,000           --
                                                       --------      --------     --------
      Income (loss) before taxes .................      (29,358)       14,007        4,736
      Income tax expense (benefit) ...............       (3,416)        4,838        1,800
                                                       --------      --------     --------
      Net income (loss) ..........................     $(25,942)     $  9,169     $  2,936
                                                       ========      ========     ========

      Gross profit on product sales decreased $16,214,000 from the previous year primarily as a result of the sharp decline in sales for the period. Gross margin as a percentage of sales, was 32.4% in 2001 compared to 38.3% in 2000. The decrease arose from production inefficiencies associated with low volumes. Gross margin in 2000 had increased significantly from 1999 due to the increase in sales.

      Selling, general and administrative expenses in 2001 were virtually unchanged from 2000 despite the significant decrease in sales for the period. Reduction in variable costs were offset by substantial increases in legal and accounting fees and travel expenses associated with the CCC bankruptcy matter and investment banking fees incurred in connection with the Company's effort to restructure financing. The increase in costs for 2000 compared to 1999 was attributable to higher salaries and increased marketing expenses.

      Provision for Doubtful Accounts of $25,025,000 increased significantly over the provision in 2000 due to reserves established for amounts due from CCC of approximately $24,100,000.

      Depreciation and amortization for 2001 was $1,089,000, a decrease of $279,000 from the amount provided in 2000. This difference is attributable to assets which became fully depreciated at the beginning of the year related to additions of property, plant and equipment used in production of new ATM models.

      Interest expense increased $4,162,000 in 2001 when compared to 2000 due to $2,973,000 in debt issuance costs and interest of $1,527,000 applicable to $18,000,000 of convertible debt issued in September 2000. Such debt issuance costs were fully amortized as a result of the "put" of the convertible debt in June 2001. The increases were partially offset by interest income on temporary cash investments.

      Income tax expense (benefit) included provisions in 2000 and 1999 representing effective tax rates of 34.5% and 38%, respectively. In 2001, due to the significant losses sustained, the Company recognized an income tax benefit of $3,416,000, net of an increase in the valuation allowance of $5,809,000.

LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company deteriorated during fiscal 2001 as a result of CCC's bankruptcy and the Company's termination of sales to CCC, unprofitable operations and reduced sales of the Company's products resulting from general difficulties in the ATM market. See "Item 1 - Business". This deterioration is reflected in the following key indicators as of September 30, 2001, 2000 and 1999:

                                                    (dollars in 000's)
                                            ----------------------------------
                                              2001         2000         1999
                                            --------     --------     --------
      Cash ............................     $  3,266     $ 16,223     $  2,424
      Working capital .................          565       48,338       18,884
      Total assets ....................       33,837       64,532       29,557
      Shareholders' equity ............        5,194       30,668       16,782

      The Company is party to a credit agreement, as amended, ("Revolving Credit Facility") with a bank (the "Lender") which provides for a $10,000,000 revolving line of credit with interest equal to the prime rate and a $544,000 term loan at 8.4% interest per annum. At September 30, 2001, $5,200,000 was outstanding under the Revolving Credit Facility and $224,000 was outstanding under the term loan, compared to $5,200,000 and $352,000, respectively, at September 30, 2000. The Revolving Credit Facility was amended on December 18, 2001 to provide, among other things, for certain modifications to the financial covenants set forth in the Revolving Credit Agreement, modifications to the borrowing base, the reduction of the revolving line of credit from $10,000,000 to $7,000,000, and the waiver of compliance with certain covenants by the Company for the quarters ended June 30, 2001 and September 30, 2001. Pursuant to the terms of the Revolving Credit Facility, we currently lack the necessary borrowing base to enable us to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly have only minimal availability under the Revolving Credit Facility. It is uncertain if the Company was in compliance with certain financial covenants under the Revolving Credit Facility as of December 31, 2001. If it turns out that the Company was not, and the Company is not able to obtain a waiver of such covenants, the Lender could declare an event of default and exercise its remedies under the Revolving Credit Facility. Such remedies include the acceleration of all outstanding loans and the termination of the commitments. The Company does not have the funds available to repay all of its outstanding borrowings under the Revolving Credit Facility at the present time. Additionally, the Revolving Credit Facility expires, in accordance with its terms, on April 30, 2002. There can be no assurance that the Revolving Credit Facility will be renewed, and if it is not renewed, there can be no assurance that the Company will be able to obtain similar financing. The Company has been negotiating with other lenders to obtain financing to replace the Revolving Credit Facility at its expiration. In January 2002, the Company obtained a commitment that would provide for up to $5 million of such financing. The commitment requires the Company to meet certain conditions and covenants and to restrict certain assets as collateral for the financing, as well as the execution of additional loan documents. The Company expects to comply with such conditions and covenants. See "Risk Factors" for additional information about financing matters. See Note 8 to Notes to Consolidated Financial Statements for a description of all outstanding debt and maturities.

      In September 2000, the Company issued to two investors (the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's Common Stock at a price of $9.50 per share. In addition, the Company issued warrants to the Holders to purchase 378,947 shares of the Company's Common Stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share. The Convertible Debentures provide for three methods to convert the debentures into shares of the Company's Common Stock: (1) conversion at the option of the Holder; (2) conversion at the option of the Company; and (3) a put option. See Note 9 to Notes to Consolidated Financial Statements for a description of the terms and conditions of the convertible debentures.

      In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment and currently does not have the funds available to make such payments. The Company is party to Subordination Agreements (the "Subordination Agreements") with each Holder and the Lender which provide, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. The Holders may, in addition to their other rights and remedies, under certain circumstances, convert into our Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of our issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the agreements. In the event we fail to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. The Company is currently in negotiations with the Holders regarding such non-payment and other terms of the Convertible Debentures. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company. See "Risk Factors" for additional information about the Convertible Debentures and other financing matters.

      Even in the event the ongoing negotiations are successful in waiving provisions, delaying payments or restructuring the provisions of the Revolving Credit Facility and/or the Convertible Debentures, such terms may not be favorable to the Company, and could limit the Company's operations in the future.

      A failure to reach agreements on acceptable terms to the Company with respect to the matters described above relating to the Revolving Credit Facility and/or the Convertible Debentures will have a material adverse effect on the Company.

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

      The Company's research and development budget for fiscal 2002 has been estimated at $2,900,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of products such as postage stamps, money orders, and prepaid telephone cards, as well as multiple denominations of currency. Total research and development expenditures were approximately $2,500,000, $2,600,000 and $1,700,000 for the years ended September 30,
      2001, 2000 and 1999, respectively.

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

      With its present capital resources, available credit from its revolving facility, and the anticipated Federal income tax refunds, the Company believes it should have sufficient resources to meet its operating needs for the foreseeable future and to provide for debt maturities and capital expenditures.

      The Company has never paid dividends on shares of its Common Stock, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense.

      The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through September 30, 2002.

      As of October 1, 2002, the Company will be required to reassess the useful lives of all acquired intangible assets and make any necessary amortization period adjustments by December 31, 2002. The Company will also be required to perform an assessment of whether there is an impairment of goodwill as of October 1, 2002, and at least annually thereafter. Any impairment charge recognized at October 1, 2002 will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of October 1, 2002, the Company expects to have unamortized goodwill of approximately $427,400, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $15,444 for both years ended September 30, 2001 and 2000. This amortization of goodwill will no longer occur under the new standards. The Company is evaluating the impact of adopting SFAS 142, but because of the extensive effort required, it is not practicable to reasonably determine, at the date of this report, whether a goodwill impairment charge will be recorded upon adoption of the new standards.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2002, there would be no material impact on the Company's consolidated results of operations or financial position.

RISK FACTORS

      There are several risks inherent in the business of the Company including, but not limited to, the following:

      We were required to repay the Convertible Debenture on August 27, 2001, and funds are not available to make such repayment.

      The Holders of our Convertible Debentures in the aggregate principal amount of $18 million put the full amount of the debentures back to us and such amount was due on August 27, 2001. At that time we did not have the funds to make such payment, and therefore such payment was not made. The Company is currently in negotiations with the Holders regarding such payment. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company.

      In the event such negotiations are unsuccessful, we would be required pursuant to the terms of the Convertible Debentures to make a payment to the Holders in the outstanding principal amount of the Convertible Debentures, which is $18 million, together with accrued and unpaid interest. We currently do not have the funds available to make such payment. In addition, any such repayment would require amendments to both the Revolving Credit Facility and the Subordination Agreements, and absent such amendments, would violate both the Revolving Credit Facility and the Subordination Agreements. The Holders may, in addition to their other rights and remedies, under certain circumstances convert into our Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in a very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of our issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the Convertible Debentures. In the event we fail to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. See "Liquidity and Capital Resources."

      We currently have no significant borrowing availability under our Revolving Credit Facility, and the Revolving Credit Facility expires on April 30, 2002.

      We currently have borrowings of $5.2 million outstanding under our Revolving Credit Facility at September 30, 2001. Pursuant to the terms of the Revolving Credit Facility, we lack the necessary borrowing base to enable us to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly have only minimal availability under the Revolving Credit Facility. The inability to make additional borrowings to provide working capital could cause a material adverse effect upon our financial condition and operations.

      Additionally, the Revolving Credit Facility expires, in accordance with its terms, on April 30, 2002. There can be no assurance that the Revolving Credit Facility will be renewed, and if it is not renewed, there can be no assurance that the Company will be able to obtain similar financing.

      It is uncertain if we were in compliance with certain covenants of our Revolving Credit Facility as of December 31, 2001.

      It is uncertain if we were in compliance with certain restrictive covenants under the Revolving Credit Facility as of December 31, 2001. If it turns out that we were not, and we are not able to obtain a waiver of such covenants, the Lender could declare an event of default and exercise its remedies as provided under the Revolving Credit Facility. Such remedies include the acceleration of all outstanding loans and the termination of the commitments. The Company does not have the funds available to repay its outstanding borrowings under the Revolving Credit Facility at the present time. An acceleration or other exercise of its remedies by the Lender would cause a material adverse effect upon our financial condition and operations. See "Liquidity and Capital Resources."

      Our future success is uncertain due to our financial situation at present.

      We have experienced losses from the loss of CCC's business and the deterioration of the ATM market. In addition, our business has been impeded by our inability to make additional borrowings under our Revolving Credit Facility. Cash used in operations for the years ended September 30, 2001 and September 30, 2000 was $12.1 million and $4.7 million, respectively, and it is possible that cash from operations will be negative throughout fiscal 2002. We had working capital at September 30, 2001 of $0.6 million compared to $48.3 million as of September 30, 2000.

      Our future results of operations involve a number of significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, product obsolescence, ability to increase our client base, ability to increase sales to our current clients, ability to generate consistent sales, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. The loss of CCC as one of our major customers means that we cannot ensure that we will be able to achieve the sales levels required for profitability. We currently believe that sales will increase from the levels attained during the quarter ended September 30, 2001, however, there can be no assurance thereof. If such quarterly sales increases do not materialize, we will have to reduce our expenses and capital expenditures to maintain cash levels necessary to sustain our operations. Our future success will depend on increasing our revenues and reducing our expenses to enable us to regain profitability.

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

      Certain pending litigation against us may be determined adversely to us.

      The Company and several of its officers and directors were named as defendants in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas, George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. The plaintiffs in these actions purport to represent purchasers of our Common Stock from April 6, 2000 to February 8, 2001. These cases have not yet been consolidated, nor has the court appointed a lead plaintiff. The plaintiffs in the various cases are seeking unspecified amounts of compensatory damages, interest, and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend itself vigorously. The class action lawsuits are still in the early stages of litigation. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The inability of the Company to prevail in this action could have a material adverse affect on the Company's future business, financial condition, and results of operations. See "Legal Proceedings."

      We could lose the services of one or more of our executive officers or key employees; James T. Rash, Chairman and CEO, has expressed a desire to modify and reduce his responsibilities.

      Our executive officers and key employees are critical to our business because of their experience and acumen. In particular, the loss of the services of James T. Rash, Chairman of the Board, Chief Executive Officer and Chief Financial Officer, or Mark K. Levenick, Chief Operating Officer of the Company and President of our operating subsidiaries, could have a material adverse effect on our operations. Mr. Rash has expressed a desire to modify and reduce his responsibilities. However, neither the date nor the nature or terms of the modification and reduction has been determined. There can be no assurance that the Company will be able to find a successor to fulfill his role, or that such a successor will be able to perform as well as Mr. Rash has in the past. We have key-man life insurance on the life of Mr. Rash in the amount of $1,000,000, with the company named as sole beneficiary. In addition, one of our subsidiaries has key-man life insurance on the life of Mr. Levenick in the amount of $1,000,000, with the subsidiary named as the sole beneficiary.

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

      CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. CCC owes us approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. The obligation is secured by a security interest in accounts receivable, inventories and transaction income, although it is unclear as to the value of our collateral. Based upon our analysis of all available information regarding the CCC bankruptcy proceedings, we have established a reserve in the aggregate amount of $24.1 million against the note and accounts owed to us by CCC. Depending on the resolution of the bankruptcy proceedings, we may record additional reserves and we may incur additional significant charges to earnings in future periods. We intend to continue to monitor this matter closely and to take all actions that we determine to be necessary based upon our monitoring of the situation. See "Part I, Item 1(c), Description of Business" and "Part II, Item 3, Legal Proceedings."

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

      We receive a substantial amount of our revenues from sales of our ATMs. Approximately 68% and 81% of our net sales came from our ATM product line for the years ended September 30, 2001 and 2000, respectively.

      We expect our future success to depend in large part on the sale of our ATMs. Because of this product concentration, our business could be materially adversely affected by a continued decline in demand for these products or an increase in competition. Our future performance will depend in part on the successful development, introduction and customer acceptance of new ATM products and other products. We may be unsuccessful in designing, manufacturing, marketing and selling any new products.

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

      We have limited management and other resources to address the issues confronting the Company.

      The problems and issues facing our business could significantly strain our limited personnel, management, financial controls and other resources. Our ability to manage any future complications effectively will require us to hire new employees, to integrate new management and employees into our overall operations and to continue to improve our operational, financial and management systems and controls and facilities. Our failure to handle the issues facing the Company effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our business, results of operations and financial condition.

      The ATM market is very competitive and, if we fail to adapt our products and services, we will lose customers and fail to compete effectively.

      The markets for our ATM products are characterized by intense competition. We expect the intensity of competition to increase. Large manufacturers such as Diebold Incorporated, NCR Corporation, Triton Systems (a division of Dover Corporation) and Hyosung compete directly with us in the quickly growing, low-cost ATM market. Additionally, demand in fiscal year 2001 has decreased, due to (i) the declaration of bankruptcy by CCC, our former largest customer, (ii) the deterioration of the third-party lease finance market to the ATM industry, and (iii) the general downturn in the economy. Our direct competitors for our TACC products include NKL Industries, McGunn Safe Company, Armor Safe Company and AutoVend.. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market.

      Competition is likely to result in price reductions, reduced margins and loss of market share, any one of which may harm our business. Competitors vary in size, scope and breadth of the products and services offered. We may encounter competition from competitors who offer more functionality and features. In addition, we expect competition from other established and emerging companies, as the market continues to develop, resulting in increased price sensitivity for our products.

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

      We must design and introduce new products with enhanced features, develop close relationships with the leading market participants and establish new distribution channels in each new market or market segment in order to grow. We are currently marketing a new ATM product, the Chameleon, which is a web-enabled ATM product that provides users with e-commerce and point-of-sale functionality in addition to traditional ATM features. We are unable to predict whether the Chameleon will gain acceptance in the ATM market. Additionally, some of the transactions currently initiated through ATMs could be accomplished in the future using emerging technologies, such as wireless devices and cellular telephones, which we do not currently support. We may be unable to develop or gain market acceptance of products supporting these technologies. Our failure to successfully offer products supporting these emerging technologies could harm our business.

      Because the protection of our proprietary technology is limited, our proprietary technology may be used by others without our consent, which may reduce our ability to compete and may divert resources.

      Our success depends upon proprietary technology and other intellectual property rights. We must be able to obtain patents, maintain trade-secret protection and operate without infringing on the intellectual property rights of others. We have relied on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions to protect proprietary technology. Our means of protecting intellectual property rights may be inadequate. It is possible that patents issued to or licensed by us will be successfully challenged. We may unintentionally infringe patents of third parties or we may have to alter our products or processes or pay licensing fees or cease certain activities to take into account patent rights of third parties, thereby causing additional unexpected costs and delays that may adversely affect our business.

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

      The growth in the market and in our sales of ATMs has been due, in part, to the ability of ATM owners to charge consumers a surcharge fee for the use of the ATM. The market trend to charge fees resulted from the elimination in April 1996 by the Cirrus and Plus national ATM networks of their policies against the imposition of surcharges on ATM transactions.

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

      All of our manufacturing occurs at our facility in Carrollton, Texas. Our manufacturing operations utilize equipment that, if damaged or otherwise rendered inoperable, would result in the disruption of our manufacturing operations. Although we maintain business interruption insurance, our business would be injured by any extended interruption of the operations at our manufacturing facility. This insurance may not continue to be available on reasonable terms or at all. Our facilities are also exposed to risks associated with the occurrence of natural disasters, such as hurricanes and tornadoes.

      If we release products containing defects, we may need to halt further sales and/or services until we fix the defects, and our reputation would be harmed.

      We provide a limited warranty on each of our products covering manufacturing defects and premature failure. While we believe that our reserves for warranty claims are adequate, we may experience increased warranty claims. Our products may contain undetected defects which could result in the improper dispensing of cash or other items. Although we have experienced only a limited number of claims of this nature to date, these types of defects may occur in the future. In addition, we may be held liable for losses incurred by end users as a result of criminal activity which our products were intended, but unable, to prevent, or for any damages suffered by end users as a result of malfunctioning or damaged components.

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

      Compliance with NASDAQ National Market Continued Listing Requirements

      Our Common Stock currently has a minimum bid price per share of less than $1.00. If our Common Stock continues to have a minimum bid price of less than $1.00, our Common Stock could be delisted from the NASDAQ National Market, and would then be listed on the NASDAQ SmallCap Market. Thereafter, if our Common Stock continues to have a minimum bid price of less than $1.00, it could be delisted from the NASDAQ SmallCap Market and would then be traded on the OTC Electronic Bulletin Board. At such point our Common Stock would also be deemed a penny stock and trading our Common Stock would be subject to various Securities and Exchange Commission regulations relating to penny stocks.

      In addition to the $1.00 minimum bid price, the continued listing requirements of the NASDAQ National Market require us to have stockholders' equity of at least $10 million. As of September 30, 2001, we had stockholders equity of $5,193,856. Accordingly, even if our Common Stock had a minimum bid price of at least $1.00, our failure to maintain stockholders equity of $10,000,000 could result in our Common Stock being delisted from the NASDAQ National Market, and our Common Stock would then be listed on the NASDAQ Small Cap Market.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information with respect to directors and executive officers of the Registrant is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to executive compensation of the Registrant is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of directors, executive officers and substantial stockholders of the Registrant is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information with respect to certain relationships and transactions between directors and executive officers and substantial stockholders of the Company with the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED

      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The audited consolidated financial statements and related financial statement schedules of the Company and report of its independent certified public accountants required by Item 8 of Form 10-K and Regulation S-X are filed as a part of this Report, are set forth in the accompanying Index to Financial Statements. Such audited financial statement and related financial statement schedules include, in the opinion of management of the Company, all required disclosures in the notes thereto.

      EXHIBITS

      The Exhibits required by Item 601 of Regulation S-K and Regulation S-X are filed as a part of this Report, are listed in the accompanying Index to Exhibits.

(b) REPORTS ON FORM 8-K

      The Company filed three (3) reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2001 on the following dates:

            1. Form 8-K, filed on August 3, 2001;

            2. Form 8-K, filed on August 29, 2001; and

            3. Form 8-K, filed on September 29, 2001.

      All three (3) of the Forms 8-K filed in the fourth quarter of the fiscal year ended September 30, 2001 were filed under Item 5 - Other Events.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIDEL TECHNOLOGIES, INC.
                                      (Company)


      January 15, 2002                /s/ JAMES T. RASH
                                      ------------------------------------------
                                      James T. Rash
                                      President and Principal Executive Officer

                                      /s/ JAMES T. RASH
                                      ------------------------------------------
                                      James T. Rash
                                      Principal Financial and Accounting Officer


                                POWER OF ATTORNEY

      Tidel Technologies, Inc. and each of the undersigned do hereby appoint James T. Rash and Mark K. Levenick and each of them severally, its or his true and lawful attorney to execute on behalf of Tidel Technologies, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                                      TITLE                 DATE
      ---------                                      -----                 ----

      /s/ JAMES T. RASH                              Director              January 15, 2002
      -----------------------------
      James T. Rash

      /s/ JERRELL G. CLAY                            Director              January 15, 2002
      -----------------------------
      Jerrell G. Clay

      /s/ MARK K. LEVENICK                           Director              January 15, 2002
      -----------------------------
      Mark K. Levenick

      /s/ MICHAEL F. HUDSON                          Director              January 15, 2002
      -----------------------------
      Michael F. Hudson

      /s/ RAYMOND P. LANDRY                          Director              January 15, 2002
      -----------------------------
      Raymond P. Landry

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS OF TIDEL TECHNOLOGIES, INC.
         AND SUBSIDIARIES

         Independent Auditors' Report                                                                     F-2

         Consolidated Balance Sheets - September 30, 2001 and 2000                                        F-3

         Consolidated Statements of Operations for the years ended
                  September 30, 2001, 2000 and 1999                                                       F-4

         Consolidated Statements of Comprehensive Income (Loss) for
                  the years ended September 30, 2001, 2000 and 1999                                       F-5

         Consolidated Statements of Shareholders' Equity for the years
                  ended September 30, 2001, 2000 and 1999                                                 F-6

         Consolidated Statements of Cash Flows for the years ended
                  September 30, 2001, 2000 and 1999                                                       F-7

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                        KPMG LLP




Houston, Texas
January 11, 2002, except as to
the last paragraph of Note 8,
which is as of January 22, 2002

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,
                                                                 ------------------------------
                              ASSETS                                 2001              2000
                                                                 ------------      ------------
Current Assets:
    Cash and cash equivalents                                    $  3,266,236      $ 16,223,192
    Trade accounts receivable, net of allowance of
        $21,427,042 and $448,037, respectively                      7,036,433        29,168,134
    Notes and other receivables, net of allowance of
        $4,000,000 at September 30, 2001                            1,357,394         1,010,117
    Federal income tax receivable                                   5,596,383         1,613,529
    Inventories                                                    11,330,626        10,415,492
    Deferred tax asset                                                     --         1,153,472
    Prepaid expenses and other                                        525,224           349,251
                                                                 ------------      ------------
            Total current assets                                   29,112,296        59,933,187

Property, plant and equipment, at cost                              5,691,021         4,919,186
    Accumulated depreciation                                       (4,006,432)       (2,954,873)
                                                                 ------------      ------------
        Net property, plant and equipment                           1,684,589         1,964,313

Intangible assets, net of accumulated amortization of
    $1,199,579 and $1,161,675, respectively                           501,494           539,398
Deferred tax asset                                                         --           519,345
Notes receivable                                                    2,277,675                --
Other assets                                                          260,762         1,576,080
                                                                 ------------      ------------
        Total assets                                             $ 33,836,816      $ 64,532,323
                                                                 ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities -
        Long-term debt                                           $  5,328,000      $    128,000
        Convertible debentures                                     18,000,000                --
    Accounts payable                                                2,795,063         8,176,905
    Accrued liabilities                                             2,423,897         3,290,097
                                                                 ------------      ------------
        Total current liabilities                                  28,546,960        11,595,002

Long-term debt, net of current maturities                              96,000         5,424,000
Convertible debentures, net of discount of
    $1,155,157 at September 30, 2000                                       --        16,844,843
                                                                 ------------      ------------
        Total liabilities                                          28,642,960        33,863,845
                                                                 ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares
        and 17,376,210 shares, respectively                           174,262           173,762
    Additional paid-in capital                                     19,245,958        19,170,833
    Retained earnings (accumulated deficit)                       (13,623,065)       12,318,721
    Deferred financing costs                                               --          (416,525)
    Stock subscriptions receivable                                   (217,188)         (141,563)
    Accumulated other comprehensive loss                             (386,111)         (436,750)
                                                                 ------------      ------------
        Total shareholders' equity                                  5,193,856        30,668,478
                                                                 ------------      ------------
        Total liabilities and shareholders' equity               $ 33,836,816      $ 64,532,323
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            YEARS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------
                                                     2001              2000             1999
                                                 ------------      ------------     ------------

Revenues                                         $ 36,086,338      $ 72,931,388     $ 45,873,341
Cost of sales                                      24,384,224        45,015,368       30,912,917
                                                 ------------      ------------     ------------
    Gross profit                                   11,702,114        27,916,020       14,960,424

Selling, general and administrative                10,351,803        10,608,302        8,950,171
Provision for doubtful accounts                    25,025,000           500,000           80,000
Depreciation and amortization                       1,089,466         1,367,964          813,332
                                                 ------------      ------------     ------------
    Operating income (loss)                       (24,764,155)       15,439,754        5,116,921

Other expense:
    Interest expense, net                           4,593,661           432,361          380,957
    Write-down of investment in 3CI                        --         1,000,000               --
                                                 ------------      ------------     ------------
        Total other expense                         4,593,661         1,432,361          380,957
                                                 ------------      ------------     ------------
Income (loss) before taxes                        (29,357,816)       14,007,393        4,735,964

Income tax expense (benefit)                       (3,416,030)        4,838,000        1,800,000
                                                 ------------      ------------     ------------
Net income (loss)                                $(25,941,786)     $  9,169,393     $  2,935,964
                                                 ============      ============     ============


Basic earnings (loss) per share:
    Net income (loss)                            $      (1.49)     $       0.55     $       0.18
                                                 ============      ============     ============
    Weighted average common shares
        outstanding                                17,411,826        16,630,482       16,008,639
                                                 ============      ============     ============

Diluted earnings (loss) per share:
    Net income (loss)                            $      (1.49)     $       0.50     $       0.17
                                                 ============      ============     ============
    Weighted average common and
        dilutive shares outstanding                17,411,826        18,594,557       16,968,412
                                                 ============      ============     ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                       YEARS ENDED SEPTEMBER 30,
                                                            ------------------------------------------------
                                                                2001              2000              1999
                                                            ------------      ------------      ------------

Net income (loss)                                           $(25,941,786)     $  9,169,393      $  2,935,964

Other comprehensive income (loss):
    Unrealized gain (loss) on investment in 3CI                   50,639          (130,962)         (655,159)
    Less: reclassification adjustment for loss
              included in net income                                  --         1,000,000                --
                                                            ------------      ------------      ------------
        Other comprehensive income (loss)                         50,639           869,038          (655,159)
                                                            ------------      ------------      ------------
Comprehensive income (loss)                                 $(25,891,147)     $ 10,038,431      $  2,280,805
                                                            ============      ============      ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      RETAINED
                                        SHARES                        ADDITIONAL      EARNINGS                            TOTAL
                                      ISSUED AND        COMMON         PAID-IN      (ACCUMULATED                       SHAREHOLDERS'
                                     OUTSTANDING         STOCK         CAPITAL         DEFICIT)          OTHER            EQUITY
                                     ------------    ------------    ------------   -------------     ------------     ------------

Balance, September 30, 1998            15,860,468    $    158,605    $ 14,689,118    $    213,364     $ (1,032,692)    $ 14,028,395

Exercise of warrants                      207,500           2,075         154,820              --               --          156,895
Tax benefit from exercise
   of warrants                                 --              --         316,369              --               --          316,369
Net income                                     --              --              --       2,935,964               --        2,935,964
Unrealized loss on
   investment in 3CI                           --              --              --              --         (655,159)        (655,159)
                                     ------------    ------------    ------------    ------------     ------------     ------------

Balance, September 30, 1999            16,067,968         160,680      15,160,307       3,149,328       (1,687,851)      16,782,464

Exercise of warrants and options        1,308,242          13,082       1,336,082              --         (141,563)       1,207,601
Tax benefit from exercise
   of warrants                                 --              --       1,102,762              --               --        1,102,762
Issuance of warrants
   in connection with
   convertible debentures                      --              --       1,571,682              --               --        1,571,682
Deferred financing costs                       --              --              --              --         (416,525)        (416,525)
Payments of stock subscriptions                --              --              --              --          382,063          382,063
Net income                                     --              --              --       9,169,393               --        9,169,393
Unrealized loss on
   investment in 3CI                           --              --              --              --         (130,962)        (130,962)
Reclassification adjustment for
   realized loss on investment
   in 3CI included in net income               --              --              --              --        1,000,000        1,000,000
                                     ------------    ------------    ------------    ------------     ------------     ------------

Balance, September 30, 2000            17,376,210         173,762      19,170,833      12,318,721         (994,838)      30,668,478

Exercise of options                        50,000             500          75,125              --          (75,625)              --
Deferred financing costs                       --              --              --              --          416,525          416,525
Net loss                                       --              --              --     (25,941,786)              --      (25,941,786)
Unrealized gain on
   investment in 3CI                           --              --              --              --           50,639           50,639
                                     ------------    ------------    ------------    ------------     ------------     ------------

Balance, September 30, 2001            17,426,210    $    174,262    $ 19,245,958    $(13,623,065)    $   (603,299)    $  5,193,856
                                     ============    ============    ============    ============     ============     ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                  $(25,941,786)     $  9,169,393      $  2,935,964
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
        Depreciation and amortization                                     1,089,466         1,367,964           813,332
        Amortization of debt discount and financing costs                 2,973,464                --                --
        Provision for doubtful accounts                                  25,025,000           500,000                --
        Deferred income taxes                                             1,672,817          (738,736)          332,186
        Tax benefit from exercise of warrants                                    --         1,102,762           316,369
        Write-down of investment in 3CI                                          --         1,000,000                --
        Gain on sale of property, plant & equipment                              --                --           (12,195)
        Changes in assets and liabilities:
            Trade accounts receivable, net                                 (715,749)      (14,531,078)       (4,890,981)
            Notes and other receivables                                  (6,624,952)         (112,749)          276,687
            Federal income tax receivable                                (3,982,854)         (752,595)         (316,369)
            Inventories                                                     907,316        (4,286,751)          577,015
            Prepaids and other assets                                      (211,801)       (1,522,811)          175,316
            Accounts payable and accrued liabilities                     (6,248,042)        4,067,097         1,999,698
                                                                       ------------      ------------      ------------
        Net cash (used in) provided by operating activities             (12,057,121)       (4,737,504)        2,207,022
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                             (771,835)       (1,230,178)       (1,282,875)
    Proceeds from sale of property, plant and equipment                          --                --            12,195
    Increase in deposits related to inventory repurchase                         --                --           (81,571)
                                                                       ------------      ------------      ------------
        Net cash used in investing activities                              (771,835)       (1,230,178)       (1,352,251)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible debentures                             --        18,000,000                --
    Proceeds from borrowings under revolving credit note                         --           305,366           140,030
    Repayments of notes payable                                            (128,000)         (128,000)         (128,000)
    Proceeds from exercise of warrants and options                               --         1,207,601           156,895
    Payments of stock subscriptions receivable                                   --           382,063                --
                                                                       ------------      ------------      ------------
        Net cash provided by (used in) financing activities                (128,000)       19,767,030           168,925
                                                                       ------------      ------------      ------------
        Net increase (decrease) in cash and cash equivalents            (12,956,956)       13,799,348         1,023,696

Cash and cash equivalents at beginning of period                         16,223,192         2,423,844         1,400,148
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of period                             $  3,266,236      $ 16,223,192      $  2,423,844
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $  1,570,886      $    529,242      $    459,636
                                                                       ============      ============      ============
    Cash paid for taxes, net of refunds receivable                     $         --      $  4,770,100      $  1,539,549
                                                                       ============      ============      ============

Supplemental disclosure of non-cash financing activities:
    Notes received for exercise of stock options                       $     75,625      $    141,563      $         --
                                                                       ============      ============      ============
    Discount on long-term debt for detachable warrants                 $         --      $  1,155,157      $         --
                                                                       ============      ============      ============
    Warrants issued for deferred financing costs                       $         --      $    416,525      $         --
                                                                       ============      ============      ============
    Inventory acquired for reduction in accounts receivable            $  1,822,450      $         --      $         --
                                                                       ============      ============      ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001, 2000 AND 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Tidel Technologies, Inc. (the "Company") is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines and electronic cash security systems, primarily in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation format. In addition, the Company reclassified certain prior year balances that resulted in shareholders' equity increasing by $900,000 at September 30, 1999 and $1,800,000 at September 30, 2000. These reclassifications related primarily to the tax effect of exercises of options and warrants and had no impact on retained earnings or net income in any period.

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

REVENUE RECOGNITION

Revenues are recognized at the time products are shipped to customers, as this is the culmination of substantially all of the earnings process. The Company has no continuing obligation to provide services or upgrades to its products, other than a warranty against defects in materials and workmanship. The Company only recognizes such revenues if there is persuasive evidence of an arrangement, the products have been delivered, there is a fixed or determinable sales price and a reasonable assurance of collectibility from the customer.

The Company's products contain imbedded software that is developed for inclusion within the equipment. The Company has not licensed, sold, leased or otherwise marketed such software separately. The Company has no continuing obligations after the delivery of products and does not enter into post-contract customer support arrangements related to any software embedded into its equipment.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,500,000, $2,600,000 and $1,700,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

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

INVESTMENT SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies its investment in 3CI Complete Compliance Corporation ("3CI") as available for sale, with unrealized gains and losses excluded from earnings and recorded as a component of other comprehensive income. The investment in 3CI is classified as other assets in the accompanying consolidated balance sheets. Declines in fair value below the amortized cost basis of the investments that are determined to be other than a temporary decline are charged to earnings.

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all non-equity holder changes in stockholders' equity. As of September 30, 2001 and 2000, the Company's only component of accumulated other comprehensive loss relates to unrealized losses on its investment in 3CI.

NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), the Company computes and presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from options, warrants and convertible securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that intangible assets must meet in order to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized to expense, but instead will be tested for impairment at least annually. Intangible assets with definite useful lives will be amortized to expense.

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through September 30, 2002.

As of October 1, 2002, the Company will be required to reassess the useful lives of all acquired intangible assets and make any necessary amortization period adjustments by December 31, 2002. The Company will also be required to perform an assessment of whether there is an impairment of goodwill as of October 1,

2002, and at least annually thereafter. Any impairment charge recognized at October 1, 2002 will be shown as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of October 1, 2002, the Company expects to have unamortized goodwill of approximately $427,400, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $15,444 for both years ended September 30, 2001 and 2000. This amortization of goodwill will no longer occur under the new standards. The Company is evaluating the impact of adopting SFAS 142, but because of the extensive effort required, it is not practicable to reasonably determine, at the date of this report, whether a goodwill impairment charge will be recorded upon adoption of the new standards.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation.

(2)      MAJOR CUSTOMERS AND CREDIT RISKS

Sales to one customer, JRA 222, Inc. d/b/a Credit Card Center ("CCC"), were $44,825,049 and $18,554,624, or 61% and 40% of net sales for the fiscal years ended September 30, 2000 and 1999, respectively. In the quarter ended December 31, 2000, sales to CCC were $11,748,018, or 70% of the Company's net sales. During January 2001, the Company became aware that CCC was experiencing financial difficulties and sales to this customer were discontinued. Prior to CCC's financial difficulties it was one of the largest distributors of off-premise ATMs in the U.S. There have been no shipments to CCC since January 1, 2001, and the Company does not expect to make any shipments to CCC in the future. As a result, sales to CCC for fiscal year 2001 amounted to 33% of the Company's net sales for the year. The termination of sales to CCC had a material adverse effect on the Company's sales and earnings for the fiscal year ended September 30, 2001. In addition, the negative general reaction to CCC's problems by the ATM industry indirectly affected the ATM market in that overall demand for ATM machines of the type manufactured by Tidel was reduced, primarily as a result of the difficulty by end-user purchasers in obtaining sufficient levels of lease financing.

After several months of unsuccessful efforts to remedy its financial difficulties, CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, the Company had accounts and a note receivable due from CCC totaling approximately $27 million, which were secured by a security interest in CCC's accounts receivable, inventories and transaction income.

In September 2001, Tidel and NCR Corporation ("NCR") jointly acquired CCC's ATM inventory pursuant to and in accordance with the ATM Inventory Purchase Agreement approved by the Federal Bankruptcy Court. The total purchase price was $8,000,000, and consisted of a cash deposit by Tidel of $1,000,000 made into escrow and equal credits against the debt owed by CCC to each of Tidel and NCR. The cash portion of the purchase price will be used to pay the amount of the allowed secured claim of the senior lender to CCC as well as claims of certain warehousemen, carriers and storage facilities secured by valid and perfected security interests in such purchased ATMs. The exact amount of those claims has not yet been determined. At such time as it is determined, any excess amount is required to be paid by

Tidel and to the extent such amount is less than $1,000,000, the difference is required to be refunded to Tidel. Based on information available at this time, Tidel believes that the final allowed amount of these claims will aggregate less than $1,000,000.

Pursuant to a separate but related Intercreditor Agreement, as amended, between Tidel and NCR, NCR paid Tidel $1,177,550 to purchase approximately 1,700 ATMs manufactured by NCR which were included in the inventory jointly acquired from CCC. Such amount includes $145,250 which was paid subsequent to September 30, 2001. Tidel is also entitled to a contingent future payment not to exceed $400,000 upon resale of certain of the ATMs by NCR.

In addition to the amounts received from NCR, the Company acquired a significant amount of different ATM units manufactured by Tidel, along with various parts used for these ATM units. Management believes that the Company will be able to utilize a significant portion of these ATM units to fill future sales orders from customers, and will use the recovered parts for future production, warranty work and/or sales to customers. After evaluating the condition of these items, management assigned values to the different ATM units and parts based on the estimated replacement or reproduction cost of the items, which will provide for additional gross profit upon the ultimate resale of these units.

As a result of the acquisition of the inventory owned by CCC, including the sales of certain equipment to NCR, the recording of ATM units and parts manufactured and/or utilized by the Company and estimated recoveries from other equipment manufactured by other companies, the Company reduced its outstanding receivable from CCC by approximately $3.0 million.

Notwithstanding the Company's commitment to aggressively pursue its rights to collect substantial additional funds from CCC, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, in September 2001, the Company increased its reserve from $15.5 million to $20.3 million against the trade accounts receivable due from CCC and increased its reserve from $2.5 million to $3.8 million against the note receivable due from CCC.

The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.

The Company had sales to one major customer, other than CCC, that accounted for 19%, 7% and 10% of the Company's net sales for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Sales to customers outside the United States, as a percentage of total revenues, were approximately, 7%, 6% and 5% in the fiscal years ended September 30, 2001, 2000 and 1999, respectively, and were transacted in U.S. dollars.

(3)      NOTES AND OTHER RECEIVABLES

The current and long-term portion of notes and other receivables consisted of the following at September 30, 2001 and 2000:

                                                       2001              2000
                                                   ------------      ------------
      Notes receivable:
         CCC .................................     $  3,800,000      $         --
         Other trade notes ...................        2,061,158           213,058
         Officers ............................        1,068,554                --
      Other accounts receivable ..............          705,357           797,059
                                                   ------------      ------------
                                                      7,635,069         1,010,117
      Allowance for doubtful accounts ........       (4,000,000)               --
                                                   ------------      ------------
                                                   $  3,635,069      $  1,010,117
                                                   ============      ============

The notes due from CCC and other trade accounts are secured, bear interest at 12%, and are due at varying dates. The notes due from officers bear interest at 10% and are due at varying dates. Non-trade accounts also include amounts due from entities with affiliations with related parties as described in Note 16.

(4)      INVENTORIES

Inventories consisted of the following at September 30, 2001 and 2000:

                                                                 2001              2000
                                                             ------------      ------------
      Raw materials ....................................     $  7,361,295      $  9,047,215
      Work in process ..................................               --            12,191
      Finished goods ...................................        1,926,505         1,244,944
      Inventory repurchased from estate of CCC .........        1,822,450                --
      Other ............................................          310,426           398,560
                                                             ------------      ------------
                                                               11,420,676        10,702,910
      Inventory reserve ................................          (90,050)         (287,418)
                                                             ------------      ------------
                                                             $ 11,330,626      $ 10,415,492
                                                             ============      ============

See Note 2 for additional information regarding the repurchase of inventory from the estate of CCC.

(5)      INVESTMENT IN 3CI

The Company owned 698,464 shares of 3CI common stock at September 30, 2001 and 2000 with a market value of $181,601 ($0.26 per share) and $130,962 ($0.188 per share), respectively. In accordance with the provisions of SFAS No. 115, the Company recorded an impairment charge of $1,000,000 in September 2000 as the decline in fair value has been deemed to be other than temporary. In addition, the Company recorded unrealized gain (loss) of $50,639 and $(130,962) as components of other comprehensive income at September 30, 2001 and 2000, respectively. Such investment is included in Other Assets in the accompanying consolidated balance sheets.

(6)      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2001 and 2000:

                                                                 2001             2000         Useful Life
                                                             ------------     ------------    -------------
      Machinery and equipment ..........................     $  3,641,850     $  3,003,498     2 - 10 years
      Computer equipment and systems ...................          990,074          963,994     2 - 7  years
      Furniture, fixtures and other improvements .......        1,059,097          951,694     3 - 5  years
                                                             ------------     ------------
                                                             $  5,691,021     $  4,919,186
                                                             ============     ============

Depreciation expense was $1,051,559, $1,245,653 and $596,438 for the years ended September 30, 2001, 2000 and 1999, respectively. Repairs and maintenance expense was $99,638, $111,711 and $112,637 for the years ended September 30, 2001, 2000 and 1999, respectively.

(7)      INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2001 and 2000:

                                                       2001              2000
                                                   ------------      ------------
      Electronic cash security systems:
         Software ............................     $    350,000      $    350,000
         Proprietary technology ..............          417,000           417,000
      Other ..................................          350,849           350,849
      Goodwill ...............................          583,224           583,224
      Accumulated amortization ...............       (1,199,579)       (1,161,675)
                                                   ------------      ------------
                                                   $    501,494      $    539,398
                                                   ============      ============

(8)      LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2001 and 2000:

                                                                      2001              2000
                                                                  ------------      ------------
      Revolving credit note payable to bank, due
         April 30, 2002, interest payable monthly
         at prime (6.0% and 8.4% at September 30,
         2001 and 2000, respectively) .......................     $  5,200,000      $  5,200,000
      Term note payable to bank, payable in quarterly
         installments of $32,000 plus accrued interest
         at 8.4% through May 31, 2003 .......................          224,000           352,000
                                                                  ------------      ------------
      Total long-term debt ..................................        5,424,000         5,552,000
         Less: current maturities ...........................       (5,328,000)         (128,000)
                                                                  ------------      ------------
      Long-term debt, less current maturities ...............     $     96,000      $  5,424,000
                                                                  ============      ============

On December 18, 2001, the Company amended its credit agreement with a bank, reducing the revolving line of credit from $10,000,000 to $7,000,000, of which $1,800,000 was unused and available at September 30, 2001. The credit agreement also provides the Company with a $544,000 term loan. The facility is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the revolving line of credit are limited to the balance of eligible accounts receivable plus the lesser of 50% of eligible inventory or $3,500,000, and accrue interest at the prime rate with certain LIBOR alternatives. The term loan is payable in quarterly principal installments of $32,000 together with accrued interest at 8.4% per annum. Borrowings under the revolving line of credit mature in April 2002 and the term loan matures in May 2003. The credit agreement includes covenants which among other things, require the maintenance of specified financial ratios, restrict payments of dividends and limit the amount of capital expenditures. At September 30, 2001, the Company was in compliance with the terms of the credit agreement or had received waivers for covenant violations.

The scheduled maturities of long-term debt outstanding at September 30, 2001 are summarized as follows: $5,328,000 in 2002 and $96,000 in 2003.

The Company has been negotiating with other lenders to obtain financing to replace the Revolving Credit Facility at its expiration. In January 2002, the Company obtained a commitment that would provide for up to $5 million of such financing. The commitment requires the Company to meet certain conditions and covenants and to restrict certain assets as collateral for the financing, as well as the execution of additional loan documents. The Company expects to comply with such conditions and covenants.

(9)      CONVERTIBLE DEBENTURES

In September 2000, the Company issued to two investors (the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's Common Stock at a price of $9.50 per share. In addition, the Company issued warrants to the Holders to purchase 378,947 shares of the Company's Common Stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share. The Convertible Debentures provide for three methods to convert the debentures into shares of the Company's Common Stock: (1) conversion at the option of the Holder; (2) conversion at the option of the Company; and (3) a put option. In addition, the conversion ratio is subject to adjustment by an anti-dilution provision with regards to common share dividends, stock splits, and the granting of stock options and warrants.

CONVERSION AT THE OPTION OF THE HOLDER

The debentures shall be convertible into shares of the Company's Common Stock at the option of the Holder at any time following the original issue date. The Holder shall effect conversions at its option by delivering to the Company the conversion notice specifying therein the principal amount of debentures to be converted and the date on which such conversion is to be effected.

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

PUT OPTION

The debentures provide for the Holder to put the debentures back to the Company on either the 270th day or 540th day following the original issue date (the "Put Dates"). However, 20 days prior to each Put Date, the Company may indicate to the Holder the maximum amount of cash that the Company will pay upon the Put Date (the "Maximum Cash Consideration"). If the Holder still elects to put all or a portion of the debentures, then any amounts in excess of the Maximum Cash Consideration will convert into shares of the Company's Common Stock at a conversion price equal to the average of the per share market values for the five trading days preceding the put date, without regard to the stated conversion price of $9.50 per share.

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

In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment and currently does not have the funds available to make such payments. The Company is party to Subordination Agreements (the "Subordination Agreements") with each Holder and the Lender which provide, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. The Holders may, in addition to their other rights and remedies, under certain circumstances, convert into the Company's Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of the Company's issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the Convertible Debentures. In the event the Company fails to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. The Company is currently in negotiations with the Holders regarding such non-payment and other terms of the Convertible Debentures. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company.

As discussed above, the Holders received an aggregate of 378,947 common stock purchase warrants with an exercise price of $9.80 per share, exercisable at any time prior to the expiration date in September 2005. In addition, the investment advisors for the transaction received an aggregate 189,473 shares with exercise prices of (i) $10.925 per share as to 157,895 shares and (ii) $11.27 per share as to 31,578 shares.

The Company calculated the fair value attributable to the Holders' detachable warrants to be $1,155,157, with a corresponding discount recorded against the carrying value of the debentures. In addition, the Company attributed a fair value to the investment advisors' warrants of $416,525, which were recorded as deferred financing costs within shareholders' equity. In addition, the Company incurred $1,401,782 of other deferred financing costs. The discount recorded against the debentures, along with the deferred financing costs, totaling $2,973,464, were amortized during 2001 as a result of the put option exercise. Based on the terms of the debentures, management determined that no beneficial conversion features were granted to the Holders as a result of this agreement.

(10)     ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2001 and 2000:

                                                          2001           2000
                                                       ----------     ----------
      Wages and related benefits .................     $  290,096     $1,159,588
      Reserve for warranty charges ...............        628,847        899,997
      Taxes:
            Sales and use ........................        139,578        143,725
            Ad valorem ...........................        258,598        212,854
      Interest ...................................        936,833         61,111
      Other ......................................        169,945        812,822
                                                       ----------     ----------
                                                       $2,423,897     $3,290,097
                                                       ==========     ==========

(11)     WARRANTS

The Company's registration statement covering the offering and sale by selling shareholders of the Common Stock underlying all of the Company's then outstanding warrants was declared effective in 1997. The warrants related to grants made in connection with debt and equity issues, acquisitions, directors' remuneration (see Note 12) and various services rendered. During the years ended September 30, 2000 and 1999, warrants to purchase 1,055,692 and 207,500 shares of Common Stock, respectively, were exercised generating proceeds of $995,587 and $156,895, respectively. No warrants were exercised during the year ended September 30, 2001.

During the year ended September 30, 2000, the Company issued warrants to purchase 693,420 shares of Common Stock at exercise prices ranging from $1.875 to $11.27 (such prices being equal to or greater than the fair market value of the Common Stock at the date of the grants) in connection with the issuance of convertible debentures and for services rendered. During the year ended September 30, 2001, the Company issued warrants to purchase 300,000 shares of Common Stock at an exercise price of $2.91 (such price being equal to the fair market value of the Common Stock at the date of the grant) in connection with directors' remuneration. At September 30, 2001, the Company had outstanding warrants to purchase 1,243,420 shares of Common Stock that expire at various dates through September 2005. The warrants have exercise prices ranging from $1.25 to $11.27 per share and, if exercised, would generate proceeds to the Company of approximately $7,600,000.

(12)     EMPLOYEE STOCK OPTION PLANS

The Company adopted a Long-Term Incentive Plan in 1997 (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of the Company's Common Stock. Options are granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. At September 30, 2001, there were 932,700 options outstanding, and 1,023,000 shares available for grant under the 1997 Plan.

The Company's predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of Common Stock, of which 180,000 were outstanding at September 30, 2001.

In addition to stock options granted under the 1997 Plan and 1989 Plan noted above, the Company has issued warrants to the Company's directors for remuneration (see Note 11). The weighted-average fair value per share of stock options and warrants issued for directors remuneration granted during 2001, 2000 and 1999 was $1.59, $1.17 and $.79, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 5.00%, expected life of 3 years, expected volatility of 80%, and an expected dividend yield of 0% for the 2001 granted options/warrants; risk-free interest rate of 5.16%, expected life of 4 years, expected volatility of 80%, and an expected dividend yield of 0% for the 2000 granted options/warrants; and a risk-free interest rate of 6.0%, expected life of 4 years, expected volatility of 80%, and an expected dividend yield of 0% for the 1999 granted options/warrants.

The Company applied APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated as follows:

                                                           2001              2000             1999
                                                       ------------      ------------     ------------
      Net income (loss):
         As reported .............................     $(25,941,786)     $  9,169,393     $  2,935,964
         Pro forma ...............................      (26,349,176)        8,972,256        2,625,958

      Basic earnings (loss) per share:
         As reported .............................            (1.49)             0.55             0.18
         Pro forma ...............................            (1.51)             0.54             0.16

      Diluted earnings (loss) per share:
         As reported .............................            (1.49)             0.50             0.17
         Pro forma ...............................            (1.51)             0.48             0.15

At September 30, 2001, the range of exercise prices was $0.88 to $1.75 per share under the 1989 Plan, $1.25 to $2.50 per share under the 1997 Plan, and $1.25 to $2.91 per share for warrants issued to directors. At September 30, 2001 and 2000, the weighted-average remaining contractual life of the outstanding options was 6.1 years and 7.1 years, respectively. Combined stock option and directors' warrant activity during the periods indicated was as follows:

                                               Number of    Weighted average
                                                shares       exercise price
                                              ----------    ----------------
      Balance at October 1, 1998 ........      1,254,550      $     1.41
         Granted ........................        692,400            1.32
         Exercised ......................        (50,000)          (0.63)
         Canceled .......................        (36,200)          (1.70)
                                              ----------
      Balance at September 30, 1999 .....      1,860,750            1.39
         Granted ........................        277,500            1.88
         Exercised ......................       (552,550)          (1.08)
                                              ----------
      Balance at September 30, 2000 .....      1,585,700            1.58
         Granted ........................        300,000            2.91
         Exercised ......................        (50,000)          (1.51)
         Canceled .......................       (173,000)          (1.02)
                                              ----------
      Balance at September 30, 2000 .....      1,662,700            1.88
                                              ==========

The above table includes warrants issued for directors remuneration that are also included in outstanding warrants in Note 11 (550,000 such warrants outstanding as of September 30, 2001). At September 30, 2001 and 2000, the number of options exercisable was 408,800 and 324,250, respectively, at weighted average prices of $2.06 per share and $1.79 per share, respectively.

(13)     INCOME TAXES

Income tax expense (benefit) attributable to income from operations consisted of the following for the years ended September 30, 2001, 2000 and 1999:

                                                           2001              2000              1999
                                                       ------------      ------------      ------------
      Federal current tax expense (benefit) ......     $ (5,088,846)     $  5,576,736      $  1,376,010
      State current tax expense ..................               --                --            91,804
      Federal deferred tax expense (benefit) .....        1,672,817          (738,736)          233,854
      State deferred tax expense .................               --                --            98,332
                                                       ------------      ------------      ------------
                                                       $ (3,416,029)     $  4,838,000      $  1,800,000
                                                       ============      ============      ============

Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                                      2001              2000             1999
                                                                  ------------      ------------     ------------
      Computed "expected" tax expense (benefit) .............     $ (9,981,657)     $  4,762,514     $  1,610,228
      Change in valuation allowances ........................        5,808,678                --               --
      State taxes, net of benefit ...........................               --                --          125,490
      Nondeductible items and permanent differences .........          977,034            46,687           56,632
      Other .................................................         (220,084)           28,799            7,650
                                                                  ------------      ------------     ------------
                                                                  $ (3,416,029)     $  4,838,000     $  1,800,000
                                                                  ============      ============     ============

Due to certain terms of the Company's subordinated debentures, the interest expense related to such debentures is not deductible for tax purposes.

The tax benefits associated with the exercise of compensatory stock options and warrants increased the federal income tax receivable by $1,103,000 and $316,000 during the years ended September 30, 2000 and 1999, respectively. Such benefits were recorded as an increase to additional paid-in capital.

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2001 and 2000:

                                                                           2001              2000
                                                                       ------------      ------------
      Deferred tax assets:
         Fixed assets ............................................     $    250,260      $    152,009
         Intangible assets .......................................          456,534           188,510
         Accounts receivable .....................................          485,194           152,333
         Inventories .............................................          301,681           359,269
         Investment in 3CI .......................................          605,001           605,001
         Accrued expenses ........................................          324,467           421,237
         Minimum tax credit ......................................          481,067                --
         Net operating losses ....................................        3,169,475                --
         Other ...................................................               --            59,459
                                                                       ------------      ------------
            Total gross deferred tax assets ......................        6,073,679         1,937,818
         Less: valuation allowance ...............................       (6,073,679)         (265,001)
                                                                       ------------      ------------
            Net deferred tax assets ..............................               --         1,672,817

         Other deferred tax liabilities ..........................               --                --
                                                                       ------------      ------------
      Net deferred tax assets.....................................     $         --      $  1,672,817
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

As of September 30, 2001, the Company has remaining net operating losses of approximately $9,321,000 that will be available to offset U.S. Federal taxable income generated in future years. The net operating losses will expire in 2021.

(14)     EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2001, 2000 and 1999:

                                                                          Weighted
                                                        Net Income      Average Shares     Per Share
                                                          (Loss)         Outstanding         Amount
                                                       ------------     --------------    ------------
      Year Ended September 30, 2001:
      Basic earnings (loss) per share ............     $(25,941,786)       17,411,826     $      (1.49)
      Effect of dilutive warrants and options ....               --                --               --
                                                       ------------      ------------     ------------
      Diluted earnings (loss) per share ..........     $(25,941,786)       17,411,826     $      (1.49)
                                                       ============      ============     ============

      Year Ended September 30, 2000:
      Basic earnings per share ...................     $  9,169,393        16,630,482     $       0.55
      Effect of dilutive warrants and options ....           38,081         1,964,075            (0.05)
                                                       ------------      ------------     ------------
      Diluted earnings per share .................     $  9,207,474        18,594,557     $       0.50
                                                       ============      ============     ============

      Year Ended September 30, 1999:
      Basic earnings per share ...................     $  2,935,964        16,008,639     $       0.18
      Effect of dilutive warrants and options ....               --           959,773            (0.01)
                                                       ------------      ------------     ------------
      Diluted earnings per share .................     $  2,935,964        16,968,412     $       0.17
                                                       ============      ============     ============

Common stock equivalents consisting of warrants, options and convertible debt of 4,250,857, 2,229,782 and 1,626,669 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the years ended September 30, 2001, 2000 and 1999, respectively.

(15)     COMMITMENTS AND CONTINGENCIES

CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. At that time, CCC owed the Company approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. The obligation is secured by a collateral pledge of accounts receivable, inventories and transaction income, although it is unclear as to what is the value of our collateral. Based upon the Company's analysis of all available information regarding the CCC bankruptcy proceedings, the Company has established a reserve in the amount of $24.1 million against the note and accounts owed to the Company by CCC. Depending on the resolution of the bankruptcy proceedings, the Company may incur additional charges to earnings in future periods. The Company intends to continue to monitor this matter and to take all actions that it determines to be necessary based upon the Company's monitoring of the situation.

In connection with CCC's bankruptcy filing, the Company filed proofs of claim as to the obligations of CCC due and owing the Company and the Company's interest in certain assets of CCC. Fleet National Bank ("Fleet"), which provided banking and related services to CCC, also filed claims asserting security interests in certain of the property in the bankruptcy estate of CCC. NCR, another secured creditor and vendor of CCC, and other leasing companies, filed claims based on alleged security interests in certain property of the bankruptcy estate as well.

In the bankruptcy case, Fleet commenced an adversary proceeding against the Company and NCR seeking to assert its priority over the claims of the Company and NCR to some or all of the assets of CCC.

The Company responded to Fleet's complaint and asserted claims against Fleet and NCR seeking a declaration from the court as to the Company's priority over the security interests held by Fleet and NCR. The Company is taking other appropriate action in the bankruptcy proceeding to protect its interest and rights.

Prior to CCC's bankruptcy filing, the Company had commenced actions against CCC and Andrew J. Kallok ("Kallok"), the principal shareholder and executive officer of CCC. The actions commenced by the Company against CCC were stayed upon CCC's bankruptcy filing. The Company is pursuing the action, however, which it filed against Kallok on May 14, 2001. Kallock did not answer the motions filed by the Company in this matter and the Company filed a Motion for Default Judgment against Kallok on June 14, 2001. Kallok filed an Answer and Motion to Set Aside Interlocutory Default Judgment which was ordered by the court, and a non-jury trial in this matter is currently scheduled for February 18, 2001. Due to the current stage of the proceeding as well as the related bankruptcy proceeding of CCC, it is not possible to estimate the outcome of this action.

The Company and several of its officers and directors were named as defendants in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas, George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. The plaintiffs in these actions purport to represent purchasers of the Company's Common Stock from April 6, 2000 to February 8, 2001. These cases have not yet been consolidated, nor has the court appointed a lead plaintiff. The plaintiffs in the various cases are seeking unspecified amounts of compensatory damages, interest, and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend itself vigorously. The class action lawsuits are still in the early stages of litigation. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The inability of the Company to prevail in this action could have a material adverse affect on the Company's future business, financial condition, and results of operations.

The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2004. Rental expense under these leases for the years ended September 30, 2001, 2000 and 1999 was approximately $587,562, $500,388 and $366,128, respectively. The Company has approximate future lease commitments as follows:

                                                                     Amount
                                                                  -----------
         Year Ending September 30:
            2002..............................................    $   432,701
            2003..............................................        317,223
            2004..............................................        294,069
            2005..............................................         97,968
         Thereafter ..........................................            --
                                                                  -----------
                                                                  $ 1,141,961
                                                                  ===========

Pursuant to an agreement with a supplier, the Company is obligated to purchase certain raw materials with an approximate cost of $2,300,000 before December 31, 2002.

(16)     RELATED PARTY TRANSACTIONS

In September 2000, the Company loaned $141,563 to Michael F. Hudson, Executive Vice President of the Company, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30 2001, the Company loaned an additional $225,000 to Mr. Hudson, and $75,625 to Eugene Moore, Senior Vice President of the Company, on similar terms and conditions. The notes from Messrs. Hudson and Moore are secured by a pledge of 83,500 shares and 50,000 shares, respectively, of the Company's Common Stock. The note to Mr. Hudson in the amount of $141,563 and the note to Mr. Moore in the amount of $75,625 relate to the exercise of certain stock option agreements. Accordingly, such notes are reflected as stock subscriptions receivable in the accompanying consolidated balance sheets.

At September 30, 2001, James T. Rash, Chairman and CEO of the Company, had outstanding advances due to the Company in the aggregate amount of $843,554, which were converted to a promissory note dated September 30, 2001, bearing interest at 10% per annum, and maturing September 30, 2004. In 2002, Mr. Rash received additional advances from the Company in the aggregate amount of $300,000, which were converted to a promissory note dated January 14, 2002, bearing interest at 10% per annum, and maturing January 14, 2005.

In 1999 and prior years, the Company had provided certain administrative and clerical services to three entities with which two directors had an affiliation. In 1999, the Company earned $26,000 for such services, which were subsequently discontinued. Amounts due to the Company from these entities totaled $238,207 at September 30, 2001 and 2000, respectively.

                                                                      SCHEDULE I

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30,
                                                                       ------------------------------
                              ASSETS                                       2001              2000
                                                                       ------------      ------------
Current Assets:
    Cash and cash equivalents                                          $  2,051,578      $ 12,967,697
    Accounts, notes and other receivables, net of
        allowance of $4,000,000                                           2,314,232           877,494
    Income tax receivable                                                 5,596,383         1,613,529
    Prepaid expenses and other assets                                        70,636            58,999
                                                                       ------------      ------------
        Total current assets                                             10,032,829        15,517,719

Property, plant and equipment, at cost                                      136,901           128,680
    Accumulated depreciation                                               (113,308)         (100,219)
                                                                       ------------      ------------
        Net property, plant and equipment                                    23,593            28,461

Investment in subsidiaries, at equity                                     9,254,396        24,547,001
Receivables from subsidiaries                                             3,200,403         6,992,517
Deferred tax asset                                                               --           431,627
Notes receivable                                                          2,277,675                --
Other assets                                                                237,906         1,464,414
                                                                       ------------      ------------
        Total assets                                                   $ 25,026,802      $ 48,981,739
                                                                       ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities -
        Long-term debt                                                 $    128,000      $    128,000
        Convertible debentures                                           18,000,000                --
    Accounts payable                                                        561,806           173,465
    Accrued liabilities                                                   1,047,140           801,390
                                                                       ------------      ------------
        Total current liabilities                                        19,736,946         1,102,855

Long-term debt, net of current maturities                                    96,000           224,000
Convertible debentures, net of discount of $1,155,157
    at September 30, 2000                                                        --        16,844,843
                                                                       ------------      ------------
        Total liabilities                                                19,832,946        18,171,698
                                                                       ------------      ------------

Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 and
        17,376,210 shares, respectively                                     174,262           173,762
    Additional paid-in capital                                           19,245,958        19,170,833
    Retained earnings (accumulated deficit)                             (13,623,065)       12,318,721
    Deferred financing costs                                                     --          (416,525)
    Stock subscriptions receivable                                         (217,188)               --
    Accumulated other comprehensive gain (loss)                            (386,111)         (436,750)
                                                                       ------------      ------------
        Total shareholders' equity                                        5,193,856        30,810,041
                                                                       ------------      ------------
        Total liabilities and shareholders' equity                     $ 25,026,802      $ 48,981,739
                                                                       ============      ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------

Revenues                                                               $         --      $         --      $         --

Costs and expenses:
Selling, general and administrative                                       2,165,269         1,202,709           992,790
Provision for doubtful accounts                                           4,000,000                --                --
Depreciation and amortization                                                13,089            14,808            16,612
                                                                       ------------      ------------      ------------
    Operating loss                                                       (6,178,358)       (1,217,517)       (1,009,402)

Interest income (expense), net                                           (4,039,196)           56,112            29,929
                                                                       ------------      ------------      ------------
Loss before equity in income (loss) of
    subsidiaries and taxes                                              (10,217,554)       (1,161,405)         (979,473)

Equity in income (loss) of subsidiaries                                 (15,292,605)       10,545,570         3,590,437
Write-down of investment in 3CI                                                  --        (1,000,000)               --
                                                                       ------------      ------------      ------------
Income (loss) before taxes                                              (25,510,159)        8,384,165         2,610,964

Income tax (expense) benefit                                               (431,627)          785,228           325,000
                                                                       ------------      ------------      ------------
Net income (loss)                                                       (25,941,786)        9,169,393         2,935,964

Other comprehensive income (loss), net of tax:
   Unrealized (loss) gain on investment in 3CI                               50,639          (130,962)         (655,159)
   Less: reclassification adjustment for realized loss
        included in net income (loss)                                            --         1,000,000                --
                                                                       ------------      ------------      ------------
        Other comprehensive income (loss)                                    50,639           869,038          (655,159)
                                                                       ------------      ------------      ------------
Comprehensive income (loss)                                            $(25,891,147)     $ 10,038,431      $  2,280,805
                                                                       ============      ============      ============


See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                       ------------------------------------------------
                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                  $(25,941,786)     $  9,169,393      $  2,935,964
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                        13,089            14,808            16,612
        Amortization of debt discount and financing costs                 2,973,464                --                --
        Provision for doubtful accounts                                   4,000,000                --                --
        Deferred income taxes                                               431,627          (431,627)         (325,000)
        Tax benefit from exercise of warrants                                    --         1,102,762           316,369
        Write-down of investment in 3CI                                          --         1,000,000                --
        Equity in (income) loss of subsidiaries                          15,292,605       (10,545,570)       (3,590,437)
        Changes in assets and liabilities:
            Accounts, notes and other receivables                        (5,214,413)         (116,084)         (346,183)
            Income tax receivable                                        (3,982,854)         (752,595)         (316,369)
            Prepaid expenses and other assets                              (136,272)       (1,337,466)          946,965
            Receivables from subsidiaries                                 1,150,551        (5,574,375)          395,890
            Accounts payable and accrued liabilities                        634,091           689,548            (9,284)
                                                                       ------------      ------------      ------------
        Net cash provided by (used in) operating activities             (10,779,898)       (6,781,206)           24,527
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                               (8,221)           (3,286)          (18,555)
    Investment in subsidiaries                                                   --                --            (2,000)
                                                                       ------------      ------------      ------------
        Net cash used in investing activities                                (8,221)           (3,286)          (20,555)
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible debentures                             --        18,000,000                --
    Repayments of notes payable                                            (128,000)         (128,000)         (128,000)
    Proceeds from exercise of warrants                                           --         1,349,164           156,895
    Payments of stock subscriptions                                              --           382,063                --
                                                                       ------------      ------------      ------------
        Net cash provided by (used in) financing activities                (128,000)       19,603,227            28,895
                                                                       ------------      ------------      ------------
        Net increase (decrease) in cash and cash equivalents            (10,916,119)       12,818,735            32,867

Cash and cash equivalents at beginning of year                           12,967,697           148,962           116,095
                                                                       ------------      ------------      ------------
Cash and cash equivalents at end of year                               $  2,051,578      $ 12,967,697      $    148,962
                                                                       ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $  1,140,307      $     40,769      $     48,751
                                                                       ============      ============      ============
    Cash paid for taxes, net of refunds receivable                     $         --      $  3,156,571      $  1,055,730
                                                                       ============      ============      ============

Supplemental disclosure of non-cash financing activities:
    Notes received for exercise of stock options                       $    217,188      $         --      $         --
                                                                       ============      ============      ============
    Discount on long-term debt for detachable warrants                 $         --      $  1,155,157      $         --
                                                                       ============      ============      ============
    Warrants issued for deferred financing costs                       $         --      $    416,525      $         --
                                                                       ============      ============      ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


(A)      LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

Long-term debt and convertible debentures consisted of the following at September 30, 2001 and 2000:

                                                                              2001              2000
                                                                          ------------      ------------
         Term note payable to bank, payable in quarterly
            installments of $32,000 plus accrued interest
            at 8.4% through May 31, 2003 ............................     $    224,000      $    352,000
         Convertible debentures, due September 2004,
            less unamortized discount of $ 0 and $1,155,157,
            at September 30, 2001 and 2000, respectively,
            interest payable quarterly at 6% ........................       18,000,000        16,844,843
                                                                          ------------      ------------
         Total ......................................................       18,224,000        17,196,843
            Less: current maturities ................................      (18,128,000)         (128,000)
                                                                          ------------      ------------
         Total, less current maturities .............................     $     96,000      $ 17,068,843
                                                                          ============      ============

(B)      GUARANTEES

The parent company and its subsidiaries have guaranteed the revolving credit note issued by its wholly owned operating company, Tidel Engineering, L.P., to a bank in the maximum principal amount of $10,000,000 due April 30, 2002 (the "Revolving Credit Note"). At September 30, 2001, $5,200,000 was outstanding pursuant to the Revolving Credit Note. Subsequent to September 30, 2001, the Company amended the credit agreement to reduce the line of credit to $7,000,000.

(C)      DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to the parent company by its subsidiaries as of September 30, 2001. The Company's wholly owned operating company, Tidel Engineering, L.P., is restricted from paying dividends to the parent company and its subsidiaries pursuant to the Revolving Credit Note.

(D)      INCOME TAXES

The parent company and its subsidiaries (collectively the "Companies") have entered into a tax sharing agreement providing that each of the Companies will be responsible for its tax liability for the years that the Companies were included in the parent company's consolidated income tax returns. Income taxes have been allocated to each of the Companies based on its pretax income and calculated on a separate company basis. Further, the agreement provides for reimbursements to the parent company for payment of the consolidated tax liability based on the allocations, and compensates each of the Companies for use of its losses or tax credits. As a result of the agreement, the parent company recognized tax benefits of $785,228 and $325,000 for the years ended September 30, 2000 and 1999, respectively. Due to the operating losses at the parent company's subsidiaries, no tax benefits were recognized for the year ended September 30, 2001.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)


(E)      AFFILIATED TRANSACTIONS

In September 2000, the Company loaned $141,563 to Michael F. Hudson, Executive Vice President of the Company, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30 2001, the Company loaned an additional $225,000 to Mr. Hudson, and $75,625 to Eugene Moore, Senior Vice President of the Company, on similar terms and conditions. The notes from Messrs. Hudson and Moore are secured by a pledge of 83,500 shares and 50,000 shares, respectively, of the Company's Common Stock. The note to Mr. Hudson in the amount of $141,563 and the note to Mr. Moore in the amount of $75,625 relate to the exercise of certain stock option agreements. Accordingly, such notes are reflected as stock subscriptions receivable in the accompanying consolidated balance sheets.

At September 30, 2001, James T. Rash, Chairman and CEO of the Company, had outstanding advances due to the Company in the aggregate amount of $843,554, which were converted to a promissory note dated September 30, 2001, bearing interest at 10% per annum, and maturing September 30, 2004. In 2002, Mr. Rash received additional advances from the Company in the aggregate amount of $300,000, which were converted to a promissory note dated January 14, 2002, bearing interest at 10% per annum, and maturing January 14, 2005.

In 1999 and prior years, the Company had provided certain administrative and clerical services to three entities with which two directors had an affiliation. In 1999, the Company earned $26,000 for such services, which were subsequently discontinued. Amounts due to the Company from these entities totaled $238,207 at September 30, 2001 and 2000, respectively.

The subsidiaries paid annual management fees to the parent company in the aggregate amount of $180,000, $250,000, and $180,000 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. In addition, the parent company bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest-bearing advances for working capital purposes.

                                                                     SCHEDULE II

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                               ADDITIONS
                                              BALANCE AT       CHARGED TO       CHARGED TO                        BALANCE AT
                                              BEGINNING        COSTS AND          OTHER                             END OF
            CLASSIFICATION                    OF PERIOD         EXPENSES         ACCOUNTS        DEDUCTIONS         PERIOD
            --------------                   ------------     ------------     ------------     ------------     ------------

For the year ended September 30, 2001:
        Allowance for doubtful accounts      $    448,037     $ 25,025,000     $         --     $     45,995     $ 25,427,042
        Inventory reserve                         287,418          500,000               --          697,368           90,050
                                             ------------     ------------     ------------     ------------     ------------
                                             $    735,455     $ 25,525,000     $         --     $    743,363     $ 25,517,092
                                             ============     ============     ============     ============     ============

For the year ended September 30, 2000:
        Allowance for doubtful accounts      $    566,917     $    500,000     $         --     $    618,880     $    448,037
        Inventory reserve                          84,710          370,000               --          167,292          287,418
                                             ------------     ------------     ------------     ------------     ------------
                                             $    651,627     $    870,000     $         --     $    786,172     $    735,455
                                             ============     ============     ============     ============     ============

For the year ended September 30, 1999:
        Allowance for doubtful accounts      $    693,613     $         --     $         --     $    126,696     $    566,917
        Inventory reserve                         495,000           80,000               --          490,290           84,710
                                             ------------     ------------     ------------     ------------     ------------
                                             $  1,188,613     $     80,000     $         --     $    616,986     $    651,627
                                             ============     ============     ============     ============     ============

                                INDEX TO EXHIBITS

Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report:

Exhibit
Number        Description
-------       -----------

3.01.         Certificate of Incorporation of American Medical Technologies,
              Inc. (filed as Articles of Domestication with the Secretary of State, State of Delaware on November 6, 1987 and incorporated by reference to Exhibit 2 of the Company's Form 10 dated November 7,
              1988 as amended by Form 8 dated February 2, 1989).

3.02.         Amendment to Certificate of Incorporation dated July 16, 1997
              (incorporated by reference to Exhibit 3 of the Company's Report on Form 10-Q for the quarterly period ended June 30, 1997).

3.03. By-Laws of the Company (incorporated by reference to Exhibit 3 of the Company's Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989).

4.01.         Credit Agreement dated April 1, 1999 by and among Tidel
              Engineering, L.P., Tidel Technologies, Inc. and Chase Bank of
              Texas, N.A. (incorporated by reference to Exhibit 4.02 of the Company's Report on Form 10-K for the year ended September 30,
              1999).

4.02. First Amendment to Credit Agreement dated April 1, 1999 by and between Tidel Engineering, L.P., Tidel Technologies, Inc. and
              Chase Bank of Texas, N.A. (incorporated by reference to Exhibit
              4.19 of the Company's Report on Form 10-K for the year ended
              September 30, 1999).

4.03 Second Amendment to Credit Agreement dated September 8, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase
              Manhattan Bank (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K dated September 8, 2000).

4.04 Third Amendment to Credit Agreement dated September 29, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase
              Manhattan Bank (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K dated September 29, 2000).

4.05 Fourth Amendment to Credit Agreement dated November 30, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase
              Manhattan Bank (incorporated by reference to Exhibit 10.5 of the Company's Report on Form 10-Q for the quarter ended December 31,
              2000).

4.06 Fifth Amendment to Credit Agreement and Forbearance Agreement dated June 1, 2001 by and among the Registrant, Tidel Engineering,
              L.P. and The Chase Manhattan Bank (incorporated by reference to
              Exhibit 4.01 of the Company's Report on Form 10-Q for the quarter ended June 30, 2001).

*4.07.        Sixth Amendment to Credit Agreement and Waiver dated December 18,
              2001 by and among the Registrant, Tidel Engineering, L.P. and JP
              Morgan Chase.

4.08.         Promissory Note dated April 1, 1999 executed by Tidel Engineering,
              L.P. payable to the order of Chase Bank of Texas Commerce, N.A.
              (incorporated by reference to Exhibit 4.03 of the Company's Report on Form 10-K for the year ended September 30, 1999).

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

4.11. Amended and Restated Revolving Credit Note dated November 30, 2000 by and among the Registrant, Tidel Engineering, L.P. and The Chase
              Manhattan Bank (incorporated by reference to Exhibit 10.6 of the Company's Report on Form 10-Q for the quarter ended December 31,
              2000).

4.12. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Engineering, L.P. and Chase Bank of Texas,
              N.A. (incorporated by reference to Exhibit 4.05 of the Company's
              Report on Form 10-K for the year ended September 30, 1999).

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

----------

* - filed herewith

4.18.         Unconditional Guaranty Agreement dated April 1, 1999 executed by
              Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas,
              N.A. (incorporated by reference to Exhibit 4.10 of the Company's
              Report on Form 10-K for the year ended September 30, 1999).

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

4.21.         Pledge and Security Agreement (Limited Partnership Interest) dated
              April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit
              4.13 of the Company's Report on Form 10-K for the year ended
              September 30, 1999).

10.01 1997 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 dated February
              14, 2000).

10.02 1989 Incentive Stock Option Plan of the Company (incorporated by reference to Exhibit 4.2 of the Company's Form S-8 dated February
              14, 2000).

10.03         Form of Agreement under 1997 Long-Term Incentive Plan of the
              Company (incorporated by reference to Exhibit 4.3 of the Company's
              Form S-8 dated February 14, 2000).

10.04         Form of Agreement under 1989 Incentive Stock Option Plan of the
              Company (incorporated by reference to Exhibit 4.4 of the Company's
              Form S-8 dated February 14, 2000).

10.05.        Lease Agreement dated February 21, 1992 between the Company and
              San Felipe Plaza, Ltd., related to the occupancy of the Company's executive offices (incorporated by reference to Exhibit 10.10. of the Company's Report on Form 10-K for the year ended September 30,
              1992).

10.06.        Amendment to Lease Agreement dated September 15, 1997 between the
              Company and San Felipe Plaza, Ltd., related to the occupancy of the Company's executive offices (incorporated by reference to Exhibit 10.14. of the Company's report on Form 10-K for the year ended September 30, 1997)

10.07.        Lease dated as of December 9, 1994 (together with the Addendum and
              Exhibits thereto) between Booth, Inc. and Tidel Engineering, Inc.
              related to the occupancy of the Company's principal operating facility in Carrollton, Texas (incorporated by reference to Exhibit 10.7. of the Company's Report on Form 10-K for the year ended September 30, 1994).

10.08.        Agreement dated October 30, 1991 between Affiliated Computer
              Services, Inc. ("ACS") and Tidel Engineering, Inc. (incorporated by reference to Exhibit 10.14. of the Company's Report on Form
              10-K for the year ended September 30, 1992).

10.09. EFT Processing Services Agreement dated February 3, 1995 by, between and among ACS, AnyCard International, Inc. and the Company
              (incorporated by reference to Exhibit 10.9. of the Company's
              Report on Form 10-K for the year ended September 30, 1995).

10.10.        Amendment to EFT Processing Services Agreement dated as of
              September 14, 1995 by, between and among ACS, AnyCard
              International, Inc. and the Company (incorporated by reference to Exhibit 10.10. of the Company's Report on Form 10-K for the year ended September 30, 1995).

10.11.        Purchase Agreement dated February 3, 1995 between ACS and AnyCard
              International, Inc. related to the purchase by ACS of ATMs
              (incorporated by reference to Exhibit 10.11. of the Company's
              Report on Form 10-K for the year ended September 30, 1995).

10.12.        Amendment to Purchase Agreement dated September 14, 1995 between
              ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.12. of the Company's Report on Form 10-K for the year ended September 30,
              1995).

10.13. Employment Agreement, dated January 1, 2000, between the Company and James T. Rash (incorporated by reference to Exhibit 99.1 of the Company's Report on Form 10-Q for the quarterly period ended
              March 31, 2000).

*10.14.       Form of Employment Agreement, dated January 1, 2000, between Tidel
              Engineering, L.P. and Mark K. Levenick, Michael F. Hudson, M.
              Flynt Moreland and Eugene Moore, individually.

10.15. Convertible Debenture Purchase Agreement dated September 8, 2000 by and between the Registrant and Montrose Investments Ltd.
              (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated September 8, 2000).

10.16 Convertible Debenture Purchase Agreement dated September 29, 2000 by and between the Registrant and Acorn Investment Trust
              (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated September 29, 2000).

10.17.        Form of Convertible Debenture of the Registrant issued to Montrose
              Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K dated
              September 8, 2000).

----------

* - filed herewith

10.18.        Convertible Debenture of the Registrant issued to Acorn Investment
              Trust dated September 29, 2000 (incorporated by reference to
              Exhibit 4.1 of the Company's Report on Form 8-K dated September
              29, 2000).

10.19.        Common Stock Purchase Warrant of the registrant issued to Montrose
              Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K dated
              September 8, 2000).

10.20.        Common Stock Purchase Warrant of the registrant issued to Montrose
              Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K dated
              September 8, 2000).

10.21. Registration Rights Agreement dated September 8, 2000 by and between the Registrant and Montrose Investments Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated September 8, 2000).

10.22.        Joinder and Amendment to Registration Rights Agreement dated
              September 29, 2000 by and between the Registrant and Acorn
              Investment Trust (incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K dated September 29, 2000).

10.23.        Subordination Agreement dated September 8, 2000 by and among the
              Registrant, Tidel Engineering, L.P., Montrose Investments Ltd. and
              The Chase Manhattan Bank (incorporated by reference to Exhibit
              10.3 of the Company's Report on Form 8-K dated September 8, 2000).

10.23.        Subordination Agreement dated September 29, 2000 by and among the
              Registrant, Tidel Engineering, L.P., Acorn Investment Trust and
              The Chase Manhattan Bank (incorporated by reference to Exhibit
              10.3 of the Company's Report on Form 8-K dated September 29,
              2000).

*10.24. ATM Inventory Purchase Agreement dated September 7, 2001 between the Registrant, Tidel Engineering, L.P., and NCR Corporation.

*10.25.       Amended and Restated Intercreditor Agreement dated September 24,
              2001 between the Registrant, Tidel Engineering, L.P., and NCR
              Corporation.

*10.26.       Amendment and Supplement to Intercreditor Agreement dated
              September 6, 2001 between the Registrant, Tidel Engineering, L.P., and NCR Corporation.

21.01 The Registrant has three subsidiaries doing business in the names set forth below:

                  Name                             State of Incorporation          Percent Owned
                  ----                             ----------------------          -------------
                  Tidel Cash Systems, Inc.               Delaware                       100%
                  AnyCard International, Inc.            Delaware                       100%
                  Tidel Services, Inc.                   Delaware                       100%

----------

* - filed herewith