Form 10-Q
period 2001-12-31
TIDEL TECHNOLOGIES INC
filed 2002-02-19
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to __________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      The number of shares of Common Stock outstanding as of the close of business on February 14, 2001 was 17,426,210.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 2001
              (unaudited) and September 30, 2001 ........................   1

            Consolidated Statements of Operations (unaudited) for the
              three months ended December 31, 2001 and 2000 .............   2

            Consolidated Statements of Comprehensive Income (Loss)
              (unaudited) for the three months ended
              December 31, 2001 and 2000 ................................   3

            Consolidated Statements of Cash Flows (unaudited) for
              the three months ended December 31, 2001 and 2000 .........   4

            Notes to Consolidated Financial Statements (unaudited) ......   5

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................   7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...  13


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings ...........................................  14

    Item 2. Changes in Securities .......................................  15

    Item 3. Defaults Upon Senior Securities .............................  15

    Item 4. Submission of Matters to a Vote of Security Holders .........  15

    Item 5. Other Information ...........................................  15

    Item 6. Exhibits and Reports on Form 8-K ............................  16

SIGNATURE ...............................................................  17

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,               SEPTEMBER 30,
                              ASSETS                                           2001                       2001
                                                                            ------------               ------------
                                                                           (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                               $  3,170,164               $  3,266,236
    Trade accounts receivable, net of allowance of
        $21,410,565 and $21,427,042, respectively                              5,597,148                  7,036,433
    Notes and other receivables, net of allowance
        of $4,000,000                                                          1,356,493                  1,357,394
    Federal income tax receivable                                              4,356,383                  5,596,383
    Inventories                                                               10,670,897                 11,330,626
    Prepaid expenses and other                                                   572,034                    525,224
                                                                            ------------               ------------
            Total current assets                                              25,723,119                 29,112,296

Property, plant and equipment, at cost                                         5,710,624                  5,691,021
    Accumulated depreciation                                                  (4,253,489)                (4,006,432)
                                                                            ------------               ------------
        Net property, plant and equipment                                      1,457,135                  1,684,589

Intangible assets, net of accumulated amortization of
    $1,209,055 and $1,199,579, respectively                                      492,018                    501,494
Notes receivable                                                               2,507,125                  2,277,675
Other assets                                                                     181,038                    260,762
                                                                            ------------               ------------
        Total assets                                                        $ 30,360,435               $ 33,836,816
                                                                            ============               ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities -
        Long-term debt                                                      $  4,872,000               $  5,328,000
        Convertible debentures                                                18,000,000                 18,000,000
    Accounts payable                                                           1,824,676                  2,795,063
    Accrued liabilities                                                        2,912,528                  2,423,897
                                                                            ------------               ------------
        Total current liabilities                                             27,609,204                 28,546,960

Long-term debt, net of current maturities                                           --                       96,000
                                                                            ------------               ------------
        Total liabilities                                                     27,609,204                 28,642,960
                                                                            ------------               ------------
Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares                         174,262                    174,262
    Additional paid-in capital                                                19,245,958                 19,245,958
    Accumulated deficit                                                      (16,023,781)               (13,623,065)
    Stock subscriptions receivable                                              (217,188)                  (217,188)
    Accumulated other comprehensive loss                                        (428,020)                  (386,111)
                                                                            ------------               ------------
        Total shareholders' equity                                             2,751,231                  5,193,856
                                                                            ------------               ------------
        Total liabilities and shareholders' equity                          $ 30,360,435               $ 33,836,816
                                                                            ============               ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2001                 2000
                                                               ------------         -----------
Revenues                                                       $  4,636,651         $16,696,463
Cost of sales                                                     3,435,276          10,395,117
                                                               ------------         -----------
    Gross profit                                                  1,201,375           6,301,346

Selling, general and administrative                               2,616,707           2,755,368
Depreciation and amortization                                       256,535             340,854
                                                               ------------         -----------
    Operating income (loss)                                      (1,671,867)          3,205,124

Interest expense, net                                               728,849             322,105
                                                               ------------         -----------
Income (loss) before taxes                                       (2,400,716)          2,883,019

Income tax expense                                                     --               995,000
                                                               ------------         -----------
Net income (loss)                                              $ (2,400,716)        $ 1,888,019
                                                               ============         ===========
Basic earnings (loss) per share:
    Net income (loss)                                          $      (0.14)        $      0.11
                                                               ============         ===========
    Weighted average common shares
        outstanding                                              17,426,210          17,376,210
                                                               ============         ===========
Diluted earnings (loss) per share:
    Net income (loss)                                          $      (0.14)        $      0.10
                                                               ============         ===========
    Weighted average common and
        dilutive shares outstanding                              17,426,210          20,396,115
                                                               ============         ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                Three Months Ended December 31,
                                                -------------------------------
                                                   2001                2000
                                                -----------         -----------
Net income (loss)                               $(2,400,716)        $ 1,888,019

Other comprehensive income (loss):
    Unrealized loss on investment in 3CI            (41,909)            (32,758)
                                                -----------         -----------
Comprehensive income (loss)                     $(2,442,625)        $ 1,855,261
                                                ===========         ===========

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended December 31,
                                                                        ------------------------------------
                                                                           2001                     2000
                                                                        -----------             ------------
Cash flows from operating activities:
    Net income (loss)                                                   $(2,400,716)            $  1,888,019
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                       256,535                  340,854
        Amortization of debt discount and financing costs                      --                     98,230
        Changes in assets and liabilities:
            Trade accounts receivable, net                                1,439,285                 (592,653)
            Notes and other receivables                                    (228,549)              (5,340,427)
            Federal income tax receivable                                 1,240,000                     --
            Inventories                                                     659,729                 (628,109)
            Prepaids and other assets                                        (8,997)                 (32,162)
            Accounts payable and accrued liabilities                       (481,756)                (510,706)
                                                                        -----------             ------------
        Net cash provided by (used in) operating activities                 475,531               (4,776,954)
                                                                        -----------             ------------
Cash flows from investing activities -
    Purchases of property, plant and equipment                              (19,603)                (219,440)
                                                                        -----------             ------------
Cash flows from financing activities:
    Repayments of revolving credit note                                    (520,000)                    --
    Repayments of term loan                                                 (32,000)                 (32,000)
                                                                        -----------             ------------
        Net cash used in financing activities                              (552,000)                 (32,000)
                                                                        -----------             ------------
        Net decrease in cash and cash equivalents                           (96,072)              (5,028,394)

Cash and cash equivalents at beginning of period                          3,266,236               16,223,192
                                                                        -----------             ------------
Cash and cash equivalents at end of period                              $ 3,170,164             $ 11,194,798
                                                                        ===========             ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $    72,816             $    467,590
                                                                        ===========             ============
    Cash paid for taxes, net of refunds receivable                      $      --               $    400,000
                                                                        ===========             ============

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2001.


(2) INVENTORIES

    Inventories consisted of the following at December 31, 2001 and September 30, 2001:

                                                   December 31,      September 30,
                                                       2001              2001
                                                   ------------      ------------
       Raw materials............................   $  7,535,145      $  7,361,295
       Work in process..........................         61,947              --
       Finished goods...........................      1,502,171         1,926,505
       Inventory repurchased from Credit
         Card Center............................      1,370,097         1,822,450
       Other....................................        321,587           310,426
                                                   ------------      ------------
                                                     10,790,947        11,420,676
       Inventory reserve........................       (120,050)          (90,050)
                                                   ------------      ------------
                                                   $ 10,670,897      $ 11,330,626
                                                   ============      ============

    See the Company's Annual Report on Form 10-K for the year ended September 30, 2001 for additional information regarding the repurchase of inventory from the estate of Credit Card Center ("CCC").

(3) LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

    The Company is party to a credit agreement with a bank (the "Lender") (as amended, the "Revolving Credit Facility"), which provides for a $7,000,000 revolving line of credit with interest equal to the prime rate and a $544,000 term loan at 8.4% interest per annum. At December 31, 2001, $4,680,000 was outstanding under the Revolving Credit Facility and $192,000 was outstanding under the term loan, compared to $5,200,000 and $224,000, respectively, at September 30, 2001. The Revolving Credit Facility was amended on December 18, 2001 to provide for, among other things, certain modifications to the financial covenants set forth in the Revolving Credit Agreement, modifications to the borrowing base, the reduction of the revolving line of credit from $10,000,000 to $7,000,000, and the waiver of compliance with certain covenants by the Company for the quarters ended June 30, 2001 and September 30, 2001. Under the terms of the Revolving Credit Facility, we currently lack the necessary borrowing base to enable us to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly have only minimal availability under the Revolving Credit Facility. In addition, the Company was not in compliance with certain financial covenants under the Revolving Credit Facility as of December 31, 2001, and continues to be in non-compliance as of the filing date. As a result, the Lender could declare an event of default and exercise its remedies under the Revolving Credit Facility. Such remedies include the acceleration of all outstanding loans and the termination of the commitments. The Company does not have the funds available to repay all of its outstanding borrowings under the Revolving Credit Facility at the present time. Additionally, the Revolving Credit Facility expires, in accordance with its terms, on April 30, 2002. There can be no assurance that the Revolving Credit Facility will be renewed, and if it is not renewed, there can be no assurance that the Company will be able to obtain similar financing. The Company has been negotiating with other lenders to obtain financing to replace the Revolving Credit Facility at its expiration. In January 2002, the Company obtained a commitment from another lender, that would provide for up to $5 million of such financing. This commitment requires the Company to meet certain conditions and covenants and to restrict certain assets as collateral for the financing, as well as the execution of additional loan documents. The Company expects to comply with such conditions and covenants, although there can be no assurance that the Company will be able to comply with such conditions and covenants.

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

    In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and currently does not have the funds available to make such payments. The Company is party to Subordination Agreements (the "Subordination Agreements") with each Holder and the Lender which provide, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. The Holders may, in addition to their other rights and remedies, under certain circumstances, convert into our Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of the Company's issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the agreements. In the event we fail to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. The Company is currently in negotiations with the Holders regarding such non-payment and other terms of the Convertible Debentures. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company.

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

(4) EARNINGS PER SHARE

    Basic earnings per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income (loss) for the three months ended December 31, 2001 and 2000. Note that diluted loss per share for the three months ended December 31, 2001 is the same as basic loss per share due to the loss reported for the period:

                                                                                                Weighted
                                                                                             Average Shares        Per Share
                                                                       Income (loss)           Outstanding           Amount
                                                                       -------------         --------------        ---------
         Three Months Ended December 31, 2001:
         -------------------------------------
         Basic loss per share.......................................    $(2,400,716)            17,426,210            $(.14)
         Effect of dilutive warrants, options and
              convertible debt......................................           --                     --                 --
                                                                        -----------             ----------            -----
         Diluted loss per share.....................................    $(2,400,716)            17,426,210            $(.14)
                                                                        ===========             ==========            =====

         Three Months Ended December 31, 2000:
         -------------------------------------
         Basic earnings per share...................................    $ 1,888,019             17,376,210            $ .11
         Effect of warrants, options and
              convertible debt......................................        179,665              3,019,905             (.01)
                                                                        -----------             ----------            -----
         Diluted earnings per share.................................    $ 2,067,684             20,396,115            $ .10
                                                                        ===========             ==========            =====

    Common stock equivalents consisting of warrants, options and convertible debt that provide for the purchase of or conversion into 4,250,857 and 3,068,689 shares of common stock were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the quarters ended December 31, 2001 and 2000, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    OVERVIEW

    Sales to one customer, JRA 222, Inc. d/b/a Credit Card Center ("CCC"), were $11,748,018, or 70% of the Company's net sales, for the quarter ended December 31, 2000. During January 2001, the Company became aware that CCC was experiencing financial difficulties and sales to this customer were discontinued. Prior to CCC's financial difficulties it was one of the largest distributors of off-premise ATMs in the U.S. There have been no shipments to CCC since January 1, 2001, and the Company does not expect to make any shipments to CCC in the future. As a result, the termination of sales to CCC had a material adverse effect on the Company's sales and earnings for the quarter ended December 31, 2001.

    The Company's revenues were $4,637,000 for the three months ended December 31, 2001, representing a decrease of $12,059,000, or 72%, from revenues of $16,696,000 in the same quarter of the prior year. The decrease in sales was primarily due to the loss of business from CCC.

    The Company incurred a net loss of $(2,401,000) for the three months ended December 31, 2001, compared to net income of $1,888,000 in the same quarter of the prior year. The net loss for the three months ended December 31, 2001 was caused primarily by i) lower sales volumes after the loss of CCC's business, ii) legal and accounting fees related to the collection of receivables from CCC, and iii) higher interest expenses related to the "put" of the Company's 6% subordinated convertible debentures in June 2001.

    See the Company's Annual Report on Form 10-K for the year ended September 30, 2001 for additional information about the Company's relationship with CCC.

    PRODUCT REVENUES

    A breakdown of net sales by individual product line is provided in the following table:

                                                  (Dollars in 000's)
                                            -------------------------------
                                            Three Months Ended December 31,
                                            -------------------------------
                                                 2001              2000
                                               -------           -------
      ATM.................................     $ 2,179           $13,098
      TACC................................       1,675             1,472
      Parts, service and other............         783             2,126
                                               -------           -------
                                               $ 4,637           $16,696
                                               =======           =======

    ATM sales decreased 83% in the past year due primarily to the loss of CCC as a customer as described elsewhere herein. For the quarter ended December 31, 2001, the Company shipped a total of 677 ATM units, an 80% decrease from the 3,310 units shipped in the same quarter of the prior year. For the quarter ended December 31, 2001, shipments to non-CCC customers decreased 30% from the 971 units shipped to non-CCC customers in the same quarter of the prior year. In the opinion of management, the decline in non-CCC business in the quarter ended December 31, 2001 was due primarily to i) the economic downturn as a result of the events of September 11, 2001 and ii) the deferral of ATM purchases by certain retailers until 2002.

    Timed Access Cash Controller ("TACC") sales increased 14% in the quarter ended December 31, 2001, due primarily to the timing of the receipt of orders from customers.

    Parts and other revenues vary directly with sales of finished goods, and have decreased accordingly.

    GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

    A comparison of certain operating information is provided in the following table:

                                                       (Dollars in 000's)
                                                 -------------------------------
                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2001             2000
                                                    -------           ------
      Gross profit..............................    $ 1,201           $6,301
      Selling, general and administrative.......      2,617            2,755
      Depreciation and amortization.............        256              341
                                                    -------           ------
      Operating income (loss)...................     (1,672)           3,205
      Interest expense..........................        729              322
                                                    -------           ------
      Income (loss) before taxes................     (2,401)           2,883
      Income taxes..............................       --                995
                                                    -------           ------
      Net income (loss).........................    $(2,401)          $1,888
                                                    =======           ======

    Gross profit on product sales decreased $5,100,000 from the quarter ended December 31, 2000, primarily as a result of the sharp decline in sales for the period. Gross margin as a percentage of sales, was 26% in the quarter ended December 31, 2001, compared to 38% in the same quarter of the previous year. The decrease in gross margin arose from certain fixed costs associated with a lower number of units shipped.

    Selling, general and administrative expenses for the quarter ended December 31, 2001 decreased slightly from the same quarter of the previous year despite the significant decline in sales for the period. Reduction in variable costs was offset by an increase of approximately $300,000 in legal and accounting fees associated with the CCC bankruptcy and other matters.

    Depreciation and amortization for the quarter ended December 31, 2001 was $256,000, a decrease of $85,000 from the same quarter of the previous year. This difference is attributable to assets that became fully depreciated at the beginning of the year, which were related to additions of property, plant and equipment used in production of new ATM models.

    Interest expense increased $407,000 in the quarter ended December 31, 2001 when compared to the same quarter of the previous year, due to accelerated interest on the Company's 6% subordinated convertible debentures from June 27, 2001, as a result of the missed "put payment" on August 27, 2001.

    Income tax expense included a provision in the quarter ended December 31, 2000 representing an effective tax rate of 34.5%. In the quarter ended December 31 2001, the Company established a valuation allowance equal to the amount of income tax benefit due to the uncertainty of the Company's ability to utilize such benefit.

LIQUIDITY AND CAPITAL RESOURCES

    The financial position of the Company deteriorated during fiscal 2001 as a result of CCC's bankruptcy and the Company's termination of sales to CCC, unprofitable operations and reduced sales of the Company's products resulting from general difficulties in the ATM market. This deterioration is reflected in the following key indicators as of December 31, 2001 and September 30, 2001:

                                                   (dollars in 000's)
                                             -------------------------------
                                             December 31,      September 30,
                                                2001                2001
                                             ------------      -------------
      Cash.................................   $  3,170            $ 3,266
      Working capital (deficit)............     (1,886)               565
      Total assets.........................     30,360             33,837
      Shareholders' equity.................      2,751              5,194

    The Company is party to a credit agreement with a bank (the "Lender") (as amended, the "Revolving Credit Facility"), which provides for a $7,000,000 revolving line of credit with interest equal to the prime rate and a $544,000 term loan at 8.4% interest per annum. At December 31, 2001, $4,680,000 was outstanding under the Revolving Credit Facility and $192,000 was outstanding under the term loan, compared to $5,200,000 and $224,000, respectively, at September 30, 2001. The Revolving Credit Facility was amended on December 18, 2001 to provide for, among other things, certain modifications to the financial covenants set forth in the Revolving Credit Agreement, modifications to the borrowing base, the reduction of the revolving line of credit from $10,000,000 to $7,000,000, and the waiver of compliance with certain covenants by the Company for the quarters ended June 30, 2001 and September 30, 2001. Under the terms of the Revolving Credit Facility, we currently lack the necessary borrowing base to enable us to borrow any significant amount of the unused portion of the revolving line of credit, and accordingly have only minimal availability under the Revolving Credit Facility. In addition, the Company was not in compliance with certain financial covenants under the Revolving Credit Facility as of December 31, 2001, and continues to be in non-compliance as of the filing date. As a result, the Lender could declare an event of default and exercise its remedies under the Revolving Credit Facility. Such remedies include the acceleration of all outstanding loans and the termination of the commitments. The Company does not have the funds available to repay all of its outstanding borrowings under the Revolving Credit Facility at the present time. Additionally, the Revolving Credit Facility expires, in accordance with its terms, on April 30, 2002. There can be no assurance that the Revolving Credit Facility will be renewed, and if it is not renewed, there can be no assurance that the Company will be able to obtain similar financing. The Company has been negotiating with other lenders to obtain financing to replace the Revolving Credit Facility at its expiration. In January 2002, the Company obtained a commitment from another lender, that would provide for up to $5 million of such financing. This commitment requires the Company to meet certain conditions and covenants and to restrict certain assets as collateral for the financing, as well as the execution of additional loan documents. The Company expects to comply with such conditions and covenants, although there can be no assurance that the Company will be able to comply with such conditions and covenants.

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

    In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible

    Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and currently does not have the funds available to make such payments. The Company is party to Subordination Agreements (the "Subordination Agreements") with each Holder and the Lender which provide, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. The Holders may, in addition to their other rights and remedies, under certain circumstances, convert into our Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of the Company's issued and outstanding shares will require stockholder approval under Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the agreements. In the event we fail to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. The Company is currently in negotiations with the Holders regarding such non-payment and other terms of the Convertible Debentures. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company.

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

    The Company formerly owned 100% of 3CI Complete Compliance Corporation ("3CI"), a company engaged in the transportation and incineration of medical waste, until its divestiture of a majority interest in February 1994. The Company continues to own 698,464 shares of the common stock of 3CI. The Company has no immediate plan for the disposal of these shares, and accordingly, all the shares are presently pledged to secure borrowings under the revolving credit agreement with a bank.

    The Company's research and development budget for fiscal 2002 has been estimated at $2,900,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine and cash controller products, and the development of new technology to facilitate such advanced services as check cashing and money order issuance. Total research and development expenditures were approximately $677,000 for the quarter ended December 31, 2001.

    In addition to the matters described in the foregoing paragraphs relating to indebtedness, the Company's financial position has also been adversely impacted by the downturn in operations as more fully described above. Reduced sales, together with the recoupment of inventory from the estate of CCC, have resulted in a buildup of finished goods and inventories in excess of the level normally maintained by the Company.

    The Company has never paid dividends on shares of its Common Stock, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank.

    MAJOR CUSTOMERS AND CREDIT RISK

    The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.

    Sales to CCC and the Company's other two major customers were as follows for the three months ended December 31, 2001 and 2000:

                                               (Dollars in 000's)
                                         ---------------------------------
                                          Three Months Ended December 31,
                                         ---------------------------------
                                            2001                   2000
                                         ----------            -----------
      Credit Card Center..............   $     --              $11,786,718
      Customer B......................    1,067,385              1,838,020
      Customer C......................      490,815                   --

    Sales to customers outside the United States were approximately 9% and 3% of total revenues in the three months ended December 31, 2001 and 2000, respectively. All sales were transacted in U.S. dollars.

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

    As of October 1, 2002, the Company expects to have unamortized goodwill of approximately $427,400, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $15,444 for each of the years ended September 30, 2001 and 2000. This amortization of goodwill will no longer occur under the new standards. The Company is evaluating the impact of adopting SFAS 142, but because of the extensive effort required, it is not practicable to reasonably determine, at the date of this report, whether a goodwill impairment charge will be recorded upon adoption of the new standards.

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

RISK FACTORS

    Please see the risk factors contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

    The Company is exposed to changes in interest rates as a result of financing through its issuance of variable-rate and fixed-rate debt. If market interest rates were to increase 1% in fiscal 2002, however, there would be no material impact on the Company's consolidated results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. At that time, CCC owed the Company approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. As of September 30, 2001, the Company had recouped inventory from the estate of CCC recorded at an approximate value of $3 million. At the time of the bankruptcy filing, the obligation was secured by a collateral pledge of accounts receivable, inventories and transaction income, although it is unclear as to what is the value of the Company's collateral. Based upon analysis by the Company of all available information regarding the CCC bankruptcy proceedings, the Company established a reserve in the amount of approximately $24 million in the fiscal year ended September 30, 2001 against substantially all of the remaining balance of the note and accounts owed to the Company by CCC. Depending on the resolution of the bankruptcy proceedings, the Company may incur additional charges to earnings in future periods. Management of the Company intends to continue to monitor this matter and to take all actions that it determines to be necessary based upon its monitoring of the situation.

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

    Prior to CCC's bankruptcy filing, the Company had commenced actions against CCC and Andrew J. Kallok ("Kallok"), the principal shareholder and executive officer of CCC. The actions commenced against CCC were stayed upon CCC's bankruptcy filing. The Company is pursuing the action, however, which it filed against Kallok on May 14, 2001. Kallok did not answer the motions filed by the Company in this matter and the Company filed a Motion for Default Judgment against Kallok on June 14, 2001. Kallok filed an Answer and Motion to Set Aside Interlocutory Default Judgment, which was ordered by the court, and a non-jury trial in this matter is currently scheduled for November 2002. Due to the current stage of the proceeding as well as the related bankruptcy proceeding of CCC, it is not possible to estimate the outcome of this action.

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

ITEM 2.     CHANGES IN SECURITIES

    Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    The Company was not in compliance with certain financial covenants under the Revolving Credit Facility as of December 31, 2001, and continues to be in non-compliance as of the filing date. See "Liquidity and Capital Resources".

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.     OTHER INFORMATION

    The Company has been notified by The Nasdaq National Market that the price of the Company's common stock has closed below the minimum continued listing requirement of $1.00 per share for thirty consecutive trading days, and that the Company will have until May 15, 2002 to regain compliance with the minimum bid price requirement. The Company has been notified that if it cannot regain compliance with the minimum bid requirements, then it will be provided with written notification that its securities will be subject to delisting procedures. The Company intends to apply to transfer its securities to The Nasdaq SmallCap Market, which transfer would take effect in the event the Company were unable to remain listed on The Nasdaq National Market. See "Risk Factors - Compliance with NASDAQ National Market Continued Listing Requirements" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

    On February 5, 2002, the Company announced that James T. Rash, its Chairman, CEO and CFO, had taken a leave of absence for personal health reasons. The Board of Directors appointed Mark K.

    Levenick, COO of Tidel, to the position of Interim CEO. The Company's Audit Committee, chaired by Raymond P. Landry, has provided additional oversight for various financial responsibilities during Mr. Rash's absence.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    a) EXHIBITS

       None.

    b) REPORTS ON FORM 8-K

       The Company filed two reports on Form 8-K under Item 5 - Other Events dated October 19, 2001 and December 21, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIDEL TECHNOLOGIES, INC.
                                          (Registrant)

DATE:  February 19, 2002              By: /s/ MARK K. LEVENICK
                                          ------------------------------
                                          Mark K. Levenick
                                          Interim Chief Executive Officer