Form 10-Q
period 2002-03-31
TIDEL TECHNOLOGIES INC
filed 2002-05-20
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

                             ----------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ ] NO [X]

         The number of shares of Common Stock outstanding as of the close of business on May 15, 2002 was 17,426,210.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                    September 30, 2001..................................................................    1

                 Consolidated Statements of Operations (unaudited) for the three months
                    and six months ended March 31, 2002 and 2001........................................    2

                 Consolidated Statements of Comprehensive Income (Loss) (unaudited)
                    for the three months and six months ended March 31, 2002 and 2001...................    3

                 Consolidated Statements of Cash Flows (unaudited) for the six months
                    ended March 31, 2002 and 2001.......................................................    4

                 Notes to Consolidated Financial Statements (unaudited).................................    5

      Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................................    8

      Item 3.    Quantitative and Qualitative Disclosures About Market Risks............................   14


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings......................................................................   14

      Item 2.    Changes in Securities..................................................................   15

      Item 3.    Defaults Upon Senior Securities........................................................   16

      Item 4.    Submission of Matters to a Vote of Security Holders....................................   16

      Item 5.    Other Information......................................................................   16

      Item 6.    Exhibits and Reports on Form 8-K.......................................................   16

SIGNATURE...............................................................................................   17


                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,       SEPTEMBER 30,
                                                                  2002              2002
                                                              ------------      -------------
                                                               (UNAUDITED)
                      ASSETS
Current Assets:
  Cash and cash equivalents                                   $  1,886,111      $  3,266,236
  Trade accounts receivable, net of allowance of
     $21,410,629 and $21,427,042, respectively                   5,099,759         7,036,433
  Notes and other receivables, net of allowance
     of $4,000,000                                               1,653,619         1,357,394
  Federal income tax receivable                                  4,833,308         5,596,383
  Inventories                                                    9,606,069        11,015,221
  Prepaid expenses and other                                       471,510           525,224
                                                              ------------      ------------
       Total current assets                                     23,550,376        28,796,891

Property, plant and equipment, at cost                           4,719,873         6,006,426
  Accumulated depreciation                                      (3,209,373)       (4,006,432)
                                                              ------------      ------------
     Net property, plant and equipment                           1,510,500         1,999,994

Intangible assets, net of accumulated amortization of
  $1,218,531 and $1,199,579, respectively                          482,542           501,494
Notes receivable                                                 2,743,554         2,277,675
Other assets                                                       358,141           260,762
                                                              ------------      ------------
       Total assets                                           $ 28,645,113      $ 33,836,816
                                                              ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities -
    Long-term debt                                            $  4,840,000      $  5,328,000
    Convertible debentures                                      18,000,000        18,000,000
  Accounts payable                                                 993,064         2,795,063
  Accrued liabilities                                            3,613,183         2,423,897
                                                              ------------      ------------
       Total current liabilities                                27,446,247        28,546,960

Long-term debt, net of current maturities                               --            96,000
                                                              ------------      ------------
       Total liabilities                                        27,446,247        28,642,960
                                                              ------------      ------------
Commitments and contingencies

Shareholders' Equity:
  Common stock, $.01 par value, authorized 100,000,000
    shares; issued and outstanding 17,426,210 shares               174,262           174,262
  Additional paid-in capital                                    19,245,958        19,245,958
  Accumulated deficit                                          (17,736,793)      (13,623,065)
  Stock subscriptions receivable                                  (217,188)         (217,188)
  Accumulated other comprehensive loss                            (267,373)         (386,111)
                                                              ------------      ------------
       Total shareholders' equity                                1,198,866         5,193,856
                                                              ------------      ------------
       Total liabilities and shareholders' equity             $ 28,645,113      $ 33,836,816
                                                              ============      ============

See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            THREE MONTHS ENDED MARCH 31,           SIX MONTHS ENDED MARCH 31,
                                           -------------------------------       -------------------------------
                                               2002               2001               2002               2001
                                           ------------       ------------       ------------       ------------
Revenues                                   $  4,738,791       $  8,155,917       $  9,375,442       $ 24,852,380
Cost of sales                                 3,567,163          5,145,773          7,002,439         15,540,890
                                           ------------       ------------       ------------       ------------
   Gross profit                               1,171,628          3,010,144          2,373,003          9,311,490

Selling, general and administrative           2,329,854          2,220,400          4,946,561          4,975,768
Depreciation and amortization                   330,976            341,618            587,511            682,472
                                           ------------       ------------       ------------       ------------
   Operating income (loss)                   (1,489,202)           448,126         (3,161,069)         3,653,250

Interest expense, net                           547,267            347,720          1,276,116            669,825
                                           ------------       ------------       ------------       ------------
Income (loss) before taxes                   (2,036,469)           100,406         (4,437,185)         2,983,425


Income tax expense (benefit)                   (323,457)            35,000           (323,457)         1,030,000
                                           ------------       ------------       ------------       ------------
Net income (loss)                          $ (1,713,012)      $     65,406       $ (4,113,728)      $  1,953,425
                                           ============       ============       ============       ============

Basic earnings (loss) per share:
   Net income (loss)                       $      (0.10)      $       0.00       $      (0.24)      $       0.11
                                           ============       ============       ============       ============
   Weighted average common shares
      outstanding                            17,426,210         17,418,988         17,426,210         17,397,364
                                           ============       ============       ============       ============

Diluted earnings (loss) per share:
   Net income (loss)                       $      (0.10)      $       0.00       $      (0.24)      $       0.11
                                           ============       ============       ============       ============
   Weighted average common and
      dilutive shares outstanding            17,426,210         18,360,759         17,426,210         18,469,933
                                           ============       ============       ============       ============










See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                           ----------------------------       ------------------------------
                                               2002              2001             2002               2001
                                           ------------       ---------       ------------       -----------
Net income (loss)                          $ (1,713,012)      $  65,406       $ (4,113,728)      $ 1,953,425

Other comprehensive income:
   Unrealized gain on investment in 3CI         160,647         109,170            118,738            76,412
                                           ------------       ---------       ------------       -----------
Comprehensive income (loss)                $ (1,552,365)      $ 174,576       $ (3,994,990)      $ 2,029,837
                                           ============       =========       ============       ===========


See accompanying notes to consolidated financial statements.

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                     2002             2001
                                                                 ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                              $ (4,113,728)    $  1,953,425
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                     587,511          682,472
    Amortization of debt discount and financing costs                      --          196,460
    Changes in assets and liabilities:
      Trade accounts receivable, net                                1,936,674       (1,729,655)
      Notes and other receivables                                    (762,104)      (7,323,058)
      Federal income tax receivable                                   763,075               --
      Inventories                                                   1,409,152       (3,100,985)
      Prepaids and other assets                                        75,071         (323,692)
      Accounts payable and accrued liabilities                       (612,713)      (3,418,014)
                                                                 ------------     ------------
    Net cash used in operating activities                            (717,062)     (13,063,047)
                                                                 ------------     ------------

Cash flows from investing activities -
  Purchases of property, plant and equipment                          (79,063)        (656,266)
                                                                 ------------     ------------
Cash flows from financing activities:
  Repayments of revolving credit note                                (520,000)              --
  Repayments of term loan                                             (64,000)         (64,000)
  Proceeds from exercise of warrants and options                           --           75,625
                                                                 ------------     ------------
    Net cash used in financing activities                            (584,000)          11,625
                                                                 ------------     ------------
    Net decrease in cash and cash equivalents                      (1,380,125)     (13,707,688)

Cash and cash equivalents at beginning of period                    3,266,236       16,223,192
                                                                 ------------     ------------
Cash and cash equivalents at end of period                       $  1,886,111     $  2,515,504
                                                                 ============     ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $    207,049     $    859,614
                                                                 ============     ============
  Cash paid for taxes                                            $         --     $  1,640,000
                                                                 ============     ============



See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(2)   INVENTORIES

      Inventories consisted of the following at March 31, 2002 and September 30, 2001:

                                                           March 31,     September 30,
                                                             2002            2001
                                                         ------------    -------------
      Raw materials ..................................   $  7,388,201    $  7,356,316
      Work in process ................................           --              --
      Finished goods .................................      1,564,978       1,926,505
      Inventory repurchased from Credit Card Center ..        767,149       1,822,450
      Other ..........................................         35,791            --
                                                         ------------    ------------
                                                            9,756,119      11,105,271
      Inventory reserve ..............................       (150,050)        (90,050)
                                                         ------------    ------------
                                                         $  9,606,069    $ 11,015,221
                                                         ============    ============

      See the Company's Annual Report on Form 10-K for the year ended September 30, 2001 for additional information regarding the repurchase of inventory from the bankruptcy estate of JRA 222, Inc. d/b/a Credit Card Center ("CCC").

(3)   LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

      The Company is party to a credit agreement with a bank (the "Lender") (as amended, the "Revolving Credit Facility"), which provides for a $7,000,000 revolving line of credit with interest equal to the prime rate and a $544,000 term loan at 8.4% interest per annum. At March 31, 2002, $4,680,000 was outstanding under the Revolving Credit Facility and $160,000 was outstanding under the term loan, compared to $5,200,000 and $224,000, respectively, at September 30, 2001. Subsequent to March 31, 2002, the Company has paid off the term loan in its entirety and reduced the outstanding balance of the Revolving Credit Facility from $4,680,000 to $2,000,000. The Revolving Credit Facility was amended effective April 30, 2002 to provide for, among other things, an extension of the maturity date until August 30, 2002; the reduction of the revolving commitment to $2,000,000; modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge is currently $2,200,000; and the waiver by the bank of certain covenants from April 30, 2002 to August 30, 2002.

      In January 2002, the Company obtained a commitment from another bank for a line of credit of up to $5,000,000 through December 31, 2002, to replace the Revolving Credit Facility. The commitment contains certain conditions and covenants which require, among other things, a collateral pledge of cash in an amount equal to 100% of the loan amount. The Company has not utilized the commitment to obtain a loan from this bank, and is presently in discussions with another lender regarding the replacement of the Revolving Credit Facility prior to August 30, 2002. There can be no assurance that such discussions will be successful or that a replacement for the Revolving Credit Facility will be obtained at all, or on terms favorable to the Company. A failure to obtain a replacement facility on or prior to August 30, 2002 could have a material adverse affect upon the Company.

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

      In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and currently does not have the funds available to make such payments. The Company is party to Subordination Agreements (the "Subordination Agreements") with each Holder and the Lender which provide, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. The Holders may, in addition to their other rights and remedies, under certain circumstances, convert into the Company's Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of the Company's issued and outstanding shares will require stockholder approval under the Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the agreements. In the event that the Company fails to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. The Company continues to negotiate with the Holders regarding such non-payment and other terms of the Convertible Debentures. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company. It is unknown what, if any, actions may be taken by the Holders to enforce their rights under the Convertible Debentures. Depending on the actions taken, any such action could have a material adverse effect upon the financial condition or operations of the Company.

      Even in the event that the ongoing negotiations are successful in waiving provisions, delaying payments or restructuring the provisions of the Convertible Debentures, such terms may not be favorable to the Company, and could limit the Company's operations in the future. A failure to reach agreements on acceptable terms to the Company with respect to the matters described above relating to the Convertible Debentures will have a material adverse effect on the Company.

(4)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income (loss) for the three months and six months ended March 31, 2002 and 2001. Note that diluted loss per share for the three months and six months ended March 31, 2002 is the same as basic loss per share due to the loss reported for the period:

                                                                              Weighted
                                                                            Average Shares      Per Share
                                                          Income (loss)      Outstanding         Amount
                                                         ---------------    --------------     ----------
Three Months Ended March 31, 2002:
Basic loss per share .................................   $    (1,713,012)     17,426,210       $     (.10)
Effect of dilutive warrants, options and
     convertible debt ................................              --              --               --
                                                         ---------------     -----------       ----------
Diluted loss per share ...............................   $    (1,713,012)     17,426,210       $     (.10)
                                                         ===============     ===========       ==========

Three Months Ended March 31, 2001:
Basic earnings per share .............................   $        65,406      17,418,988       $      .00
Effect of warrants, options and
     convertible debt ................................              --           941,771             --
                                                         ---------------     -----------       ----------
Diluted earnings per share ...........................   $        65,406      18,360,759       $      .00
                                                         ===============     ===========       ==========

Six Months Ended March 31, 2002:
Basic loss per share .................................   $    (4,113,728)     17,426,210       $     (.24)
Effect of dilutive warrants, options and
     convertible debt ................................              --                --             --
                                                         ---------------     -----------       ----------
Diluted loss per share ...............................   $    (4,113,728)     17,426,210       $     (.24)
                                                         ===============     ===========       ==========

Six Months Ended March 31, 2001:
Basic earnings per share .............................   $     1,953,425      17,397,364       $      .11
Effect of warrants, options and
     convertible debt ................................              --         1,072,569             --
                                                         ---------------     -----------       ----------
Diluted earnings per share ...........................   $     1,953,425      18,469,933       $      .11
                                                         ===============     ===========       ==========


Common stock equivalents consisting of warrants, options and convertible debt that provide for the purchase of or conversion into 4,250,857 shares of common stock were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for both the three and six months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      OVERVIEW

      The Company's revenues were $4,739,000 for the three months ended March 31, 2002, representing a decrease of $3,417,000, or 42%, from revenues of $8,156,000 in the same quarter of the prior year. On a year-to-date basis, the Company's revenues were $9,375,000 for the six months ended March 31, 2002, representing a decrease of $15,477,000, or 62%, from revenues of $24,852,000 in the six months ended March 31, 2001. A decline in the shipment of ATM units accounted for the majority of the decrease, as described more fully in "Product Revenues" elsewhere herein.

      The Company incurred a net loss of $(1,713,000) for the three months ended March 31, 2002, compared to net income of $65,000 in the same quarter of the prior year. On a year-to-date basis, the Company incurred a net loss of $(4,114,000) for the six months ended March 31, 2002, compared to net income of $1,953,000 for the same period a year ago. The losses were due primarily to i) lower sales volumes, ii) legal and accounting fees related to the collection of receivables from JRA 222 Inc. d/b/a Credit Card Center ("CCC") and certain other matters, and iii) higher interest expenses related to the "put" of the Company's 6% subordinated convertible debentures in June 2001.

      PRODUCT REVENUES

      A breakdown of net sales by individual product line is provided in the following table:


                                                                    (Dollars in 000's)
                                                 ----------------------------------------------------------------
                                                 Three Months Ended March 31,         Six Months Ended March 31,
                                                 ----------------------------        ----------------------------
                                                     2002              2001             2002               2001
                                                 -----------        ---------         ---------          --------
         ATM................................       $   2,286        $   5,459         $   4,464          $ 18,556
         TACC...............................           1,735            1,911             3,410             3,383
         Parts, service and other...........             718              786             1,501             2,913
                                                   ---------        ---------         ---------          --------
                                                   $   4,739        $   8,156         $   9,375          $ 24,852
                                                   =========        =========         =========          ========


     ATM sales were $2,286,000 for the quarter ended March 31, 2002, a decrease of 58%, compared to sales of $5,459,000 for the same quarter of the prior year. On a year to date basis, ATM sales decreased 34%, compared to ATM sales to customers other than CCC of $6,770,000 in the same period of the prior year. During the six months ended March 31, 2001, the Company had ATM sales to CCC of $11,787,000.

      The Company shipped 657 ATM shipments in the quarter ended March 31, 2002, a decrease of 52% from the 1,360 units shipped in the same quarter of the prior year. On a year to date basis, the Company shipped 1,334 ATM units for the six months ended March 31, 2002, a decrease of 43% from the 2,331 units shipped to customers other than CCC. During the six months ended March 31, 2001, the Company shipped 2,339 ATM units to CCC. Approximately 50% of the total decline in shipments to customers other than CCC was attributable to one of the Company's major customers who reduced purchases during the most recent quarter. Based on recent conversations with that customer's senior management, the Company believes that the customer will resume purchasing at an increased level later this year, although there can be no assurance that this will occur.

      The Company's sales of Timed Access Cash Controller ("TACC") products vary with the timing of large orders and variances from quarter to quarter are not meaningful. The Company believes that sales of this product for the year will exceed prior year sales.

      Parts and other revenues vary directly with sales of finished goods, and have decreased accordingly.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                      (Dollars in 000's)
                                                 ----------------------------------------------------------
                                                 Three Months Ended March 31,    Six Months Ended March 31,
                                                 ----------------------------    --------------------------
                                                     2002           2001            2002          2001
                                                 ----------    --------------    ----------    ------------
      Gross profit ...........................   $    1,172    $    3,010        $    2,373    $    9,311
      Selling, general and administrative ....        2,330         2,220             4,947         4,976
      Depreciation and amortization ..........          331           342               587           682
      Operating income (loss) ................       (1,489)          448            (3,161)        3,653
      Interest expense, net ..................          547           348             1,276           670
      Income (loss) before taxes .............       (2,036)          100            (4,437)        2,983
      Income tax expense (benefit) ...........         (323)           35              (323)        1,030
      Net income (loss) ......................       (1,713)           65            (4,114)        1,953

      Gross profit on product sales for the quarter ended March 31, 2002 decreased $1,838,000 from the same quarter a year ago, primarily as a result of the sharp decline in sales for the period. Gross margin as a percentage of sales, was 25% in the quarter ended March 31, 2002, compared to 37% in the same quarter of the previous year. The decrease in gross margin arose from certain fixed costs associated with a lower number of units shipped, as well as continued decreases in average sales prices for ATM products.

      Selling, general and administrative expenses for the quarter ended
      March 31, 2002 increased 5% from the same quarter of the previous year despite the significant decline in sales for the period. While the Company has reduced its staff by more than 10% and reduced certain of its costs and expenses, these reductions have been more than offset by increases in legal and accounting fees. Legal and accounting fees increased approximately $200,000 and $500,000, for the three months and six months periods ended March 31, 2002, respectively, primarily due to the CCC bankruptcy matter and related litigation.

      Depreciation and amortization for the quarter ended March 31, 2002 was $331,000, a decrease of $11,000 from the same quarter of the previous year. This difference is attributable to assets that became fully depreciated at the beginning of the year, which were related to additions of property, plant and equipment used in production of new ATM models. Similarly, depreciation for the six months ended March 31, 2002 was $95,000 lower than the 2001 provision because of the effect of fully depreciated assets.

      Interest expense increased $199,000 in the quarter ended March 31, 2002, net of interest income of $223,000 arising primarily from interest applicable to Federal income tax refunds, when compared to the same quarter of the previous year. The net increase is due to the accrual of penalty interest of $405,000 per quarter on the Company's Convertible Debentures, which the Company has incurred since the Debentures were "put" back to the Company in June 2001. This amount is in addition to the regular accrual of $270,000 per quarter on the Debentures at the stated interest rate. Although this interest has been and continues to be accrued, the Company has made no cash payments of interest to the debenture holders since June 2001.

      Income tax expense (benefit) in the three months and six months ended March 31, 2002 included a tax benefit of $323,457 relating to refunds of alternative minimum tax for which the Company had previously established a valuation allowance. In 2002, the Company has established a valuation allowance equal to the amount of all other remaining income tax benefits due to the uncertainty of the Company's ability to utilize such benefits. The Company has recorded an income tax provision in the three months and six months ended March 31, 2001 representing an effective tax rate of 34.5%.

LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company has deteriorated during the second fiscal quarter of 2002 as a result of CCC's bankruptcy and the Company's termination of sales to CCC, unprofitable operations and reduced sales of the Company's products resulting from general difficulties in the ATM market. This deterioration is reflected in the following key indicators as of March 31, 2002 and September 30, 2001:

                                                    (dollars in 000's)
                                               ----------------------------
                                               March 31,      September 30,
                                                 2002             2001
                                               ---------      -------------
      Cash                                     $   1,886        $   3,266
      Working capital (deficit)                   (3,896)             250
      Total assets                                28,645           33,837
      Shareholders' equity                         1,199            5,194

      The Company is party to a credit agreement with a bank (the "Lender") (as amended, the "Revolving Credit Facility"), which provides for a $7,000,000 revolving line of credit with interest equal to the prime rate and a $544,000 term loan at 8.4% interest per annum. At March 31, 2002, $4,680,000 was outstanding under the Revolving Credit Facility and $160,000 was outstanding under the term loan, compared to $5,200,000 and $224,000, respectively, at September 30, 2001. Subsequent to March 31, 2002, the Company has paid off the term loan in its entirety and reduced the outstanding balance of the Revolving Credit Facility from $4,680,000 to $2,000,000. The Revolving Credit Facility was amended effective April 30, 2002 to provide for, among other things, an extension of the maturity date until August 30, 2002; the reduction of the revolving commitment to $2,000,000; modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge is currently $2,200,000; and the waiver by the bank of certain covenants from April 30, 2002 to August 30, 2002.

      In April 2002, Tidel received $4,833,000 of the Federal income tax refunds, which represents all expected tax refunds. These funds were used to reduce the outstanding principal on the Revolving Credit Facility and to provide the additional collateral in connection with the extension with J P Morgan Chase.

      In January 2002, the Company obtained a commitment from another bank for a line of credit loan of up to $5,000,000 through December 31, 2002, to replace the Revolving Credit Facility. The commitment contains certain conditions and covenants which require, among other things, a collateral pledge of cash in an amount equal to 100% of the loan amount. The Company has not utilized the commitment to obtain a loan from this bank, and is presently in discussions with another lender regarding the replacement of the Revolving Credit Facility prior to August 30, 2002. There can be no assurance that such discussions will be successful or that a replacement for the Revolving Credit Facility will be obtained at all, or on terms favorable to the Company. A failure to obtain a replacement facility on or prior to August 30, 2002 could have a material adverse effect upon the Company.

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

      In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. The Company had previously notified the Holders pursuant to the terms of the Convertible Debentures that in the event such put option was exercised, the Company would pay all amounts due in cash. Accordingly, the principal amount of $18 million, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and currently does not have the funds available to make such payments. The Company is party to Subordination Agreements (the "Subordination Agreements") with each Holder and the Lender which provide, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. The Holders may, in addition to their other rights and remedies, under certain circumstances, convert into the Company's Common Stock all or a portion of the unpaid amount due at a conversion price equal to the current market price. Any such conversion would result in very substantial dilution to the Company's existing stockholders. In addition, any issuance of stock required by a conversion in excess of 19.99% of the Company's issued and outstanding shares will require stockholder approval under the Nasdaq Rules, accordingly, it is unlikely that such an issuance would be permitted, which could subject the Company to additional penalties under the agreements. In the event that the Company fails to prepay the Convertible Debentures as required under the terms of the Convertible Debentures and related agreements, the Holders would also have the right to declare an event of default under the Convertible Debentures. A declaration of an event of default would also be a default under the Revolving Credit Facility. The Company continues to negotiate with the Holders regarding such non-payment and other terms of the Convertible Debentures. There can be no assurance, however, that such negotiations will be successful or that modifications to the Convertible Debentures will be able to be negotiated on terms acceptable to the Company. It is unknown what, if any, actions may be taken by the Holders to enforce their rights under the Convertible Debentures. Depending on the actions taken, any such action could have a material adverse effect upon the financial condition or operations of the Company.

      Even in the event that the ongoing negotiations are successful in waiving provisions, delaying payments or restructuring the provisions of the Convertible Debentures, such terms may not be favorable to the Company, and could limit the Company's operations in the future. A failure to reach agreements on acceptable terms to the Company with respect to the matters described above relating to the Convertible Debentures will have a material adverse effect on the Company.

      The Company formerly owned 100% of 3CI Complete Compliance Corporation ("3CI"), a company engaged in the transportation and incineration of medical waste, until its divestiture of a majority interest in February 1994. The Company continues to own 698,464 shares of the common stock of 3CI. The Company has no immediate plan for the disposal of these shares, and accordingly, all the shares are presently pledged to secure borrowings under the Revolving Credit Facility.

      The Company's research and development budget for fiscal 2002 has been estimated at $2,900,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine and cash controller products, and the development of new technology to facilitate advanced services such as check cashing. Total research and development expenditures were approximately $685,000 and $1,362,000 for the three months and six months ended March 31, 2002.

      The Company used $717,000 for operating activities for the six months ended March 31, 2002, primarily due to the continuing losses sustained in the downturn in business. Management believes that operations will improve, and that the Company will begin to generate cash flow in the first fiscal quarter of 2003, although there can be no assurance of any such improvement, or that the Company will generate cash flow in the first fiscal quarter of 2003 or at any other time. In the interim, management believes that the Company has adequate resources to cover its requirements for working capital. Such resources include cash on hand, anticipated collection of certain notes receivable, and proceeds from a new debt facility that management is negotiating regarding the replacement of the Revolving Credit Facility.

      There can be no assurance that such discussions will be successful or that a replacement for the Revolving Credit Facility will be obtained at all, or on terms favorable to the Company. A failure to obtain a replacement facility on or prior to August 30, 2002 could have a material adverse effect upon the Company.


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

      Foreign sales accounted for 9% and 13% of the Company's total sales during the three months ended March 31, 2002 and 2001, respectively. On a year to date basis, foreign sales accounted for 9% and 6% of sales during the six months ended March 31, 2002 and 2001, respectively. All sales are transacted in U.S. dollars.

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

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
      Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, the exercise of the put on the Convertible Debentures, the Company's non-compliance with certain provisions of its Revolving Credit Facility and Convertible Debentures, the Company's financial position and working capital availability, the levels of orders which are received and can be shipped in a quarter; customer order patterns and seasonality; costs of labor, raw materials, supplies and equipment; technological changes; competition and competitive pressures on pricing; the economic condition of the ATM industry and the possibility that it is a mature industry; and economic conditions in the United States and worldwide), though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

      Prior to CCC's bankruptcy filing, the Company had commenced actions against CCC and Andrew J. Kallok ("Kallok"), the principal shareholder and executive officer of CCC. The actions commended by the Company were stayed upon CCC's bankruptcy filing. The Company is pursuing the action, however, which it filed against Kallok on May 14, 2001. Kallok did not answer the motions filed by the Company in this matter and the Company filed a Motion for Default Judgment against Kallok on June 14, 2001. Kallok filed an Answer and Motion to Set Aside Interlocutory Default Judgment, which was ordered by the court, and a non-jury trial in this matter is currently scheduled for November 2002. Due to the current stage of the proceeding as well as the related bankruptcy proceeding of CCC, it is not possible to estimate the outcome of this action.

      On or about April 21, 2002, the bankruptcy case was converted to a Chapter 7 and the appointment of a Trustee by the Court is presently pending.

      The Company and several of its officers and directors were named as defendants (the "Defendants") in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas, George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. On or about March 18, 2002, the Court consolidated all of the pending class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995 ("Reform Act"). On April 10, 2002, the lead plaintiff filed a Consolidated Amended Complaint ("CAC") that alleges that defendants made material misrepresentations and omissions concerning the Company's financial condition and prospects between January 14, 2000 and February 8, 2001 (the putative class period). The lead plaintiff seeks unspecified amounts of compensatory damages, interest, and costs, including legal fees. The Company denies the allegations in the CAC, and on May 10, 2002, filed a motion to dismiss the CAC. The Company anticipates that the lead plaintiff will file a response in June 2002, and the Court will issue a ruling on the motion sometime in the fourth quarter of fiscal 2002 or the first quarter of fiscal 2003. The consolidated class action lawsuits are still in the early stages of litigation. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The inability of the Company to prevail in this action could have a material adverse affect on the Company's future business, financial condition, and results of operations.

      The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      See "Liquidity and Capital Resources" in Item 2 of this Quarterly Report on Form 10-Q for a discussion of the Revolving Credit Facility and the Convertible Debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      In March 2002, the Company was notified by The Nasdaq National Market that the price of the Company's common stock had closed below the minimum continued listing requirement of $1.00 per share for thirty consecutive trading days. Accordingly, on March 22, 2002, the Company voluntarily transferred its listing to The Nasdaq SmallCap Market where it will have until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement. If it does not, then the Company has been notified that it will be provided with written notification that its securities will be subject to delisting procedures. For additional information, see "Risk Factors - Compliance with NASDAQ National Market Continued Listing Requirements" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) EXHIBITS

         None.

      b) REPORTS ON FORM 8-K

         The Company filed two reports on Form 8-K under Item 5 - Other Events dated January 17, 2002 and February 5, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TIDEL TECHNOLOGIES, INC.
                                            (Registrant)


DATE:  May 20, 2002                         By:/s/  MARK K. LEVENICK
                                               -------------------------------
                                               Mark K. Levenick
                                               Interim Chief Executive Officer