Form 10-Q
period 2002-06-30
TIDEL TECHNOLOGIES INC
filed 2002-08-19
CIK 842695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ ] NO [X]

         The number of shares of Common Stock outstanding as of the close of business on August 19, 2002 was 17,426,210.

                            TIDEL TECHNOLOGIES, INC.


                                    I N D E X

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                    September 30, 2001..................................................................    1

                 Consolidated Statements of Operations (unaudited) for the three months
                    and nine months ended June 30, 2002 and 2001........................................    2

                 Consolidated Statements of Comprehensive Income (Loss) (unaudited)
                    for the three months and nine months ended June 30, 2002 and 2001...................    3

                 Consolidated Statements of Cash Flows (unaudited) for the nine months
                    ended June 30, 2002 and 2001........................................................    4

                 Notes to Consolidated Financial Statements (unaudited).................................    5

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................................    8

      Item 3.    Quantitative and Qualitative Disclosures About Market Risks............................   15


PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings......................................................................   15

      Item 2.    Changes in Securities..................................................................   16

      Item 3.    Defaults Upon Senior Securities........................................................   17

      Item 4.    Submission of Matters to a Vote of Security Holders....................................   17

      Item 5.    Other Information......................................................................   17

      Item 6.    Exhibits and Reports on Form 8-K.......................................................   17

SIGNATURE...............................................................................................   18

                   TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,         September 30,
                              ASSETS                                            2002                2001
                                                                              ----------        -------------
                                                                             (unaudited)
Current Assets:
    Cash and cash equivalents                                                 $  1,407,647      $  3,266,236
    Restricted cash                                                              2,204,899                --
    Trade accounts receivable, net of allowance of
        $21,408,269 and $21,427,042, respectively                                6,268,963         7,036,433
    Notes and other receivables, net of allowance
        of $4,000,000                                                            2,313,188         1,357,394
    Federal income tax receivable                                                       --         5,596,383
    Inventories, net                                                             8,398,579        11,015,221
    Prepaid expenses and other                                                     489,064           525,224
                                                                              ------------      ------------
            Total current assets                                                21,082,340        28,796,891

Property, plant and equipment, at cost                                           4,744,231         6,006,426
    Accumulated depreciation                                                    (3,502,426)       (4,006,432)
                                                                              ------------      ------------
        Net property, plant and equipment                                        1,241,805         1,999,994

Intangible assets, net of accumulated amortization of
    $1,228,007 and $1,199,579, respectively                                        473,066           501,494
Notes receivable                                                                 2,518,554         2,277,675
Other assets                                                                       233,849           260,762
                                                                              ------------      ------------
        Total assets                                                          $ 25,549,614      $ 33,836,816
                                                                              ============      ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities -
        Long-term debt                                                        $  2,000,000       $ 5,328,000
        Convertible debentures                                                  18,000,000        18,000,000
    Accounts payable                                                             1,218,193         2,795,063
    Accrued interest payable                                                     2,942,136           936,833
    Other accrued liabilities                                                    1,335,564         1,487,064
                                                                              ------------      ------------

        Total current liabilities                                               25,495,893        28,546,960

Long-term debt, net of current maturities                                               --            96,000
                                                                              ------------      ------------
        Total liabilities                                                       25,495,893        28,642,960
                                                                              ------------      ------------


Commitments and contingencies

Shareholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares                           174,262           174,262
    Additional paid-in capital                                                  19,245,958        19,245,958
    Accumulated deficit                                                        (18,756,215)      (13,623,065)
    Stock subscriptions receivable                                                (217,188)         (217,188)
    Accumulated other comprehensive loss                                          (393,096)         (386,111)
                                                                              ------------      ------------
        Total shareholders' equity                                                  53,721         5,193,856
                                                                              ------------      ------------
        Total liabilities and shareholders' equity                             $25,549,614       $33,836,816
                                                                              ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended June 30,           Nine Months Ended June 30,
                                                   -----------------------------       --------------------------------
                                                       2002             2001                2002               2001
                                                   ------------      -----------       ------------       -------------
Revenues                                            $ 6,178,805      $  4,972,191       $ 15,554,247       $ 29,824,571
Cost of sales                                         4,020,036         4,167,344         11,022,475         19,708,234
                                                    -----------      ------------       ------------       ------------
    Gross profit                                      2,158,769           804,847          4,531,772         10,116,337

Selling, general and administrative                   2,405,391         2,723,211          7,351,952          7,673,979
Provision for doubtful accounts                              --        18,000,000                 --         18,025,000
Depreciation and amortization                           286,783           296,384            874,294            978,856
                                                    -----------      ------------       ------------       ------------
    Operating loss                                     (533,405)      (20,214,748)        (3,694,474)       (16,561,498)

Interest expense, net                                   486,017         2,850,935          1,762,133          3,520,760
                                                    -----------      ------------       ------------       ------------
Loss before taxes                                    (1,019,422)      (23,065,683)        (5,456,607)       (20,082,258)

Income tax benefit                                           --        (6,619,870)          (323,457)        (5,589,870)
                                                    -----------      ------------       ------------       ------------
Net loss                                            $(1,019,422)     $(16,445,813)      $ (5,133,150)      $(14,492,388)
                                                    ===========      ============       ============       ============

Basic loss per share:
    Net loss                                        $     (0.06)          $ (0.94)      $      (0.29)           $ (0.83)
                                                    ===========      ============       ============       ============
    Weighted average common shares
        outstanding                                  17,426,210        17,426,210         17,426,210         17,406,979
                                                    ===========      ============       ============       ============
Diluted loss per share:
    Net loss                                            $ (0.06)          $ (0.94)           $ (0.29)           $ (0.83)
                                                    ===========      ============       ============       ============
    Weighted average common and
        dilutive shares outstanding                  17,426,210        17,426,210         17,426,210         17,406,979
                                                    ===========      ============       ============       ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                    Three Months Ended June 30,           Nine Months Ended June 30,
                                                   -----------------------------       --------------------------------
                                                       2002             2001                2002               2001
                                                   ------------      -----------       ------------       -------------
Net loss                                            $(1,019,422)     $(16,445,813)       $(5,133,150)     $(14,492,388)

Other comprehensive gain (loss):
    Unrealized gain (loss) on
       investment in 3CI                               (125,723)            2,165             (6,985)           78,577
                                                    -----------      ------------        -----------      ------------
Comprehensive loss                                  $(1,145,145)     $(16,443,648)       $(5,140,135)     $(14,413,811)
                                                    ===========      ============        ===========      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine Months Ended June 30,
                                                                  -----------------------------------
                                                                        2002               2001
                                                                  ---------------       -------------
Cash flows from operating activities:
    Net loss                                                       $   (5,133,150)      $(14,492,388)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                     874,294            805,443
        Amortization of debt discount and financing costs                      --          2,899,095
        Deferred income taxes                                                  --           (198,142)
        Provision for doubtful accounts                                        --         18,025,000
        Changes in assets and liabilities:
            Trade accounts receivable, net                                767,470         (1,083,922)
            Notes and other receivables                                (1,196,673)        (5,838,254)
            Federal income tax receivable                               5,596,383         (6,051,642)
            Inventories                                                 2,616,642         (1,784,354)
            Prepaids and other assets                                      56,085           (124,740)
            Accounts payable and accrued liabilities                      276,933         (6,208,703)
                                                                   --------------       ------------
        Net cash provided by (used in) operating activities             3,857,984        (14,052,607)
                                                                   --------------       ------------
Cash flows from investing activities -
    Purchases of property, plant and equipment                            (87,674)          (673,729)
                                                                   --------------       ------------
Cash flows from financing activities:
    Repayments of revolving credit note                                (3,200,000)                --
    Repayments of term loan                                              (224,000)           (96,000)
    Restricted cash                                                    (2,204,899)                --
    Proceeds from exercise of warrants and options                             --             75,625
                                                                   --------------       ------------
        Net cash used in financing activities                          (5,628,899)           (20,375)
                                                                   --------------       ------------
        Net decrease in cash and cash equivalents                      (1,858,589)       (14,746,711)

Cash and cash equivalents at beginning of period                        3,266,236         16,223,192
                                                                   --------------       ------------
Cash and cash equivalents at end of period                         $    1,407,647       $  1,476,481
                                                                   ===============      ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $      280,512       $  1,299,322
                                                                   ===============      ============
    Cash paid for taxes                                            $           --       $  1,640,000
                                                                   ===============      ============




See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheets and related interim consolidated statements of operations, comprehensive income (loss) and cash flows of Tidel Technologies, Inc. (the "Company"), a Delaware corporation, are unaudited. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

      Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current period presentation.

(2)   INVENTORIES

      Inventories consisted of the following at June 30, 2002 and September 30, 2001:

                                                                    June 30,       September 30,
                                                                     2002              2001
                                                                 ------------      -------------
         Raw materials........................................   $  6,603,978      $  7,356,316
         Finished goods.......................................      1,450,604         1,926,505
         Inventory repurchased from Credit Card Center........        502,707         1,822,450
         Other................................................         21,340              --
                                                                 ------------      ------------
                                                                    8,578,629        11,105,271
         Inventory reserve....................................       (180,050)          (90,050)
                                                                 ------------      ------------
                                                                 $  8,398,579      $ 11,015,221
                                                                 ============      ============

      See the Company's Annual Report on Form 10-K for the year ended September 30, 2001 for additional information regarding the repurchase of inventory from the bankruptcy estate of JRA 222, Inc. d/b/a Credit Card Center ("CCC").

(3)   LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

      The Company is party to a credit agreement with a bank (the "Lender") (as amended, the "Revolving Credit Facility"), which was amended effective April 30, 2002 to provide for, among other things, an extension of the maturity date until August 30, 2002; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge is currently $2,200,000 and is recorded as restricted cash in the June 30, 2002 consolidated balance sheet; and the waiver by the Lender of certain covenants from April 30, 2002 to August 30, 2002. At June 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility compared to $5,200,000 at September 30, 2001.

      In January 2002, the Company obtained a commitment from another bank for a line of credit of up to $5,000,000 through December 31, 2002, to replace the Revolving Credit Facility. The commitment contains certain conditions and covenants which require, among other things, a collateral pledge of cash in an amount equal to 100% of the loan amount. The Company has not utilized the commitment to obtain a loan from this bank, and is presently in discussions with other lenders regarding the replacement of the Revolving Credit Facility prior to August 30, 2002. There can be no assurance that such discussions will be successful or that a replacement for the Revolving Credit Facility will be obtained at all, or on terms favorable to the Company. The Company is also currently negotiating to extend the maturity date of the Revolving Credit Facility, although there can be no assurance that such negotiations will be successful. A failure to obtain a replacement facility on or prior to August 30, 2002, or extend the maturity of the Revolving Credit Facility, could have a material adverse effect on the Company.

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

(4)   EARNINGS PER SHARE

      Basic earnings per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares and dilutive potential common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net loss for the three months and nine months ended June 30, 2002 and 2001. Note that diluted loss per share is the same as basic loss per share due to the losses reported for the periods:

                                                                                   Weighted
                                                                                 Average Shares        Per Share
                                                                 Income (loss)    Outstanding           Amount
                                                                --------------   --------------   ---------------
         Three Months Ended June 30, 2002:
         Basic loss per share.................................   $ (1,019,422)       17,426,210   $      (.06)
         Effect of dilutive warrants, options and
              convertible debt................................             --                --            --
                                                                 ------------      ------------   -----------
         Diluted loss per share...............................   $ (1,019,422)       17,426,210   $      (.06)
                                                                 ============      ============   ===========

         Three Months Ended June 30, 2001:
         Basic loss per share.................................   $(16,445,813)       17,426,210   $      (.94)
         Effect of dilutive warrants, options and
              convertible debt................................             --                --            --
                                                                 ------------      ------------   -----------
         Diluted loss per share...............................   $(16,445,813)       17,426,210   $      (.94)
                                                                 ============      ============   ===========

         Nine Months Ended June 30, 2002:
         Basic loss per share.................................   $ (5,133,150)       17,426,210   $      (.29)
         Effect of dilutive warrants, options and
              convertible debt................................             --                --            --
                                                                 ------------      ------------   -----------
         Diluted loss per share...............................   $ (5,113,150)       17,426,210   $      (.29)
                                                                 ============      ============   ===========

         Nine Months Ended June 30, 2001
         Basic loss per share.................................   $(14,492,388)       17,406,979   $      (.83)
         Effect of dilutive warrants, options and
              convertible debt................................             --                --            --
                                                                 ------------      ------------   -----------
         Diluted loss per share...............................   $(14,492,388)       17,406,979   $      (.83)
                                                                 ============      ============   ===========

Common stock equivalents consisting of warrants, options and convertible debt that provide for the purchase of or conversion into shares of common stock were excluded from the computation of diluted earnings per share due to their anti-dilutive effect in the amount of 3,970,857 shares for both the three and nine months ended June 30, 2002, and 4,250,857 for both the three and nine months ended June 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      OVERVIEW

      The Company's revenues were $6,179,000 for the three months ended June 30, 2002, representing an increase of $1,207,000, or 24%, from revenues of $4,972,000 in the same quarter of the prior year, and an increase of $1,440,000, or 30%, over revenues for the quarter ended March 31, 2002. On a year-to-date basis, the Company's revenues were $15,554,000 for the nine months ended June 30, 2002, representing a decrease of $14,271,000, or 48%, from revenues of $29,825,000 in the nine months ended June 30, 2001. These variations are primarily related to fluctuations in the shipments of ATM units, as described more fully in "Product Revenues" elsewhere herein.

      The Company incurred a net loss of $(1,019,000) for the three months ended June 30, 2002, compared to a net loss of $(16,446,000) in the same quarter of the prior year. On a year-to-date basis, the Company incurred a net loss of $(5,133,000) for the nine months ended June 30, 2002, compared to a net loss of $(14,492,000) for the same period a year ago. The results for the three months ended June 30, 2001 included a provision for bad debts of $18,000,000 related to the collection of accounts receivable from JRA 222 Inc. d/b/a Credit Card Center ("CCC"), and a charge of $2,530,000 applicable to the write-off of certain deferred financing costs as a result of the "put" of the Company's Convertible Debentures. Consequently, comparisons of the net loss for the three months and nine months ended June 30, 2002 with the net loss for the respective periods in the preceding year are not meaningful. For a detailed discussion of variations in costs and expenses, see "Gross Profit, Operating Expenses and Non-Operating Items" elsewhere herein.

      PRODUCT REVENUES

      A breakdown of net sales by individual product line is provided in the following table:

                                                                       (Dollars in 000's)
                                                 -----------------------------------------------------------------
                                                   Three Months Ended June 30,        Nine Months Ended June 30,
                                                 ------------------------------    -------------------------------
                                                     2002              2001             2002               2001
                                                 ------------     -------------    -------------       -----------
         ATM................................       $   3,492        $   2,590         $   7,957          $ 21,147
         TACC...............................           1,579            1,568             4,989             4,952
         Parts, service and other...........           1,108              814             2,608             3,726
                                                   ---------        ---------         ---------          --------
                                                   $   6,179        $   4,972         $  15,554          $ 29,825
                                                   =========        =========         =========          ========

      ATM sales were $3,492,000 for the quarter ended June 30, 2002, an increase of 35%, compared to sales of $2,590,000 for the same quarter of the prior year. On a year to date basis, ATM sales decreased 15%, compared to ATM sales to customers other than CCC of $9,360,000 in the same period of the prior year. During the nine months ended June 30, 2001, the Company had ATM sales to CCC of $11,787,000.

      The Company shipped 1,004 ATM units in the quarter ended June 30, 2002, an increase of 51% from the 666 units shipped in the same quarter of the prior year. On a year to date basis, the Company shipped 2,338 ATM units for the nine months ended June 30, 2002, a decrease of 22% from the 2,997 units shipped to customers other than CCC in the previous year. During the nine months ended June

      30, 2001, the Company shipped 2,339 ATM units to CCC. The decline in shipments to customers other than CCC was attributable to decreased orders from two of the Company's major customers. The Company believes that it has good relationships with these customers and that their current level of purchases will increase, although there can be no assurance that this will occur. The loss of these revenues was partially offset by business with new customers, including some customers outside of the United States. International sales were $1,128,000 representing approximately 18% of total revenues for the quarter ended June 30, 2002, compared with $726,000, or 15% of revenues for the same period in the preceding year.

      The Company's sales of Timed Access Cash Controller ("TACC") products vary with the timing of large orders and variances from quarter to quarter are not meaningful. The Company believes that sales of this product for the year will exceed prior year sales.

      Parts and other revenues vary directly with sales of finished goods.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                        (Dollars in 000's)
                                                 ----------------------------------------------------------------
                                                  Three Months Ended June 30,        Nine Months Ended June 30,
                                                 -----------------------------     ------------------------------
                                                     2002             2001             2002               2001
                                                 ------------     ------------     ------------        ----------
         Gross profit.......................      $    2,159      $       804        $    4,532         $  10,116
         Selling, general and administrative           2,405            2,723             7,352             7,674
         Provision for doubtful accounts....              --           18,000                --            18,025
         Depreciation and amortization......             287              296               874               978
                                                  ----------      -----------        ----------         ---------
         Operating loss.....................            (533)         (20,215)           (3,694)          (16,561)
         Interest expense, net..............             486            2,851             1,762             3,521
                                                  ----------      -----------        ----------         ---------
         Loss before taxes..................          (1,019)         (23,066)           (5,456)          (20,082)
         Income tax benefit.................              --           (6,620)             (323)           (5,590)
                                                  ----------      -----------        ----------         ---------
         Net loss...........................      $   (1,019)     $   (16,446)       $   (5,133)        $ (14,492)
                                                  ==========      ===========        ==========         =========


      Gross profit on product sales for the quarter ended June 30, 2002 increased $1,355,000 from the same quarter a year ago. Gross profit as a percentage of sales was 35% in the quarter ended June 30, 2002, compared to only 16% in the same quarter of the previous year. The improvement is directly related to the increase in the volume of ATM units produced during the quarter ended June 30, 2002.

      Selling, general and administrative expenses for the quarter ended June 30, 2002 decreased 12% from the same quarter of the previous year despite increased sales for the period. The Company has reduced its staff by more than 10% and reduced certain of its costs in the service and engineering departments. Selling, general and administrative expenses for the nine months ended June 30, 2002 only decreased 4% from the same period a year ago due to increased legal fees incurred in connection with litigation related to the CCC bankruptcy and other matters.

      Depreciation and amortization for the quarter ended June 30, 2002 was $287,000, a decrease of $9,000 from the same quarter of the previous year. This difference is attributable to assets used in production of new ATM models that became fully depreciated at the beginning of the year. Similarly, depreciation for the nine months ended June 30, 2002 was $104,000 lower than the 2001 provision because of the effect of fully depreciated assets.

      Interest expense, net of interest income, was $486,000 for the quarter ended June 30, 2002, compared to $321,000 for the same quarter of the previous year after excluding $2,530,000 applicable to the write-off of certain deferred financing costs. The net increase is due to the accrual of penalty interest of $405,000 per quarter on the Company's Convertible Debentures, which the Company has incurred since the Convertible Debentures were "put" back to the Company in June 2001. This amount is in addition to the regular accrual of $270,000 per quarter on the Convertible Debentures at the stated interest rate. Although this interest has been and continues to be accrued, the Company has made no cash payments of interest to the Convertible Debenture holders since June 2001.

      Income tax expense (benefit) in the nine months ended June 30, 2002 included a tax benefit of $323,000 relating to refunds of alternative minimum tax for which the Company had previously established a valuation allowance. In 2002, the Company has established a valuation allowance equal to the amount of all other remaining income tax benefits due to the uncertainty of the Company's ability to utilize such benefits.

LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company has deteriorated during 2002 as a result of losses related to CCC's bankruptcy and reduced sales of the Company's products resulting from general difficulties in the ATM market. This deterioration is reflected in the following key indicators as of June 30, 2002 and September 30, 2001:

                                                                         (dollars in 000's)
                                                                 ---------------------------------
                                                                      June 30,      September 30,
                                                                       2002              2001
                                                                 -------------      --------------
         Cash.................................................      $   1,408         $   3,266
         Working capital (deficit)............................         (4,414)              250
         Total assets.........................................         25,550            33,837
         Shareholders' equity.................................             54             5,194

      The Company is party to a credit agreement with a bank (the "Lender") (as amended, the "Revolving Credit Facility"), which was amended effective April 30, 2002 to provide for, among other things, an extension of the maturity date until August 30, 2002; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge is currently $2,200,000; and the waiver by the Lender of certain covenants from April 30, 2002 to August 30, 2002. At June 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility compared to $5,200,000 at September 30, 2001.

      During the nine months ended June 30, 2002, Tidel received $6,073,000 of Federal income tax refunds, which represents all expected tax refunds. These funds were used to reduce the outstanding principal on the Revolving Credit Facility and to provide the additional collateral in connection with the extension with the Lender.

      In January 2002, the Company obtained a commitment from another bank for a line of credit of up to $5,000,000 through December 31, 2002, to replace the Revolving Credit Facility. The commitment contains certain conditions and covenants which require, among other things, a collateral pledge of cash in an amount equal to 100% of the loan amount. The Company has not utilized the commitment to obtain a loan from this bank, and is presently in discussions with other lenders regarding the replacement of the Revolving Credit Facility prior to August 30, 2002. There can be no assurance that such discussions will be successful or that a replacement for the Revolving Credit Facility will be obtained at all, or on terms favorable to the Company. The Company is also currently negotiating to extend the maturity date of the Revolving Credit Facility, although there can be no assurance that such negotiations will be successful. A failure to obtain a replacement facility on or prior to August 30, 2002, or extend the maturity of the Revolving Credit Facility, could have a material adverse effect on the Company.

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

      The Company's research and development budget for fiscal 2002 has been estimated at $2,900,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine and cash controller products, and the development of new technology to facilitate advanced services such as check cashing. Total research and development expenditures were approximately $756,000 and $2,118,000 for the three months and nine months ended June 30, 2002, and are included in selling, general and administrative expense. Pursuant to a contract, a customer has paid the Company for certain engineering costs incurred in the development of a new product line for which it will be a customer. Such payments totaled $282,000 and $379,500 for the three months and nine months ended June 30, 2002, and are included in revenues for periods ended June 30, 2002.

      Net cash generated from operating activities for the nine months ended June 30, 2002 was $3,858,000, including Federal income tax refunds of $6,073,000, which more than offset the continuing losses sustained in the downturn in business. Management believes that operations will improve and that the Company will begin to generate cash flow in the first fiscal quarter of 2003, although there can be no assurance of any such improvement, or that the Company will generate cash flow in the first fiscal quarter of 2003 or at any other time. In the interim, management believes that the Company has adequate resources to cover its requirements for working capital. Such resources include cash on hand, anticipated collection of certain notes receivable, and proceeds from a new debt facility that management is negotiating to replace the Revolving Credit Facility. There can be no assurance that such discussions will be successful or that a replacement for the Revolving Credit Facility will be obtained at all, or on terms favorable to the Company. A failure to obtain a replacement facility on or prior to August 30, 2002, or extend the maturity of the Revolving Credit Facility, could have a material adverse effect on the Company.

      The Company has never paid dividends on shares of its Common Stock, and does not anticipate paying dividends in the foreseeable future. In addition, the Company's wholly owned subsidiary is restricted from paying dividends to the Company pursuant to the Revolving Credit Facility.

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

      Foreign sales accounted for 18% and 15% of the Company's total sales during the three months ended June 30, 2002 and 2001, respectively. On a year to date basis, foreign sales accounted for 13% and 8% of sales during the nine months ended June 30, 2002 and 2001, respectively. All sales are transacted in U.S. dollars.

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

      The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 is effective October 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through September 30, 2002.

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

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning October 1, 2002. Under SFAS No. 145, the Company would report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items. Upon the adoption of SFAS No. 145, the Company may be required to reclassify certain items in its prior period statements of operations to conform to the presentation required by SFAS No. 145. Under SFAS No. 145, the Company will report gains and losses on the extinguishments of debt that do meet the requirements of Opinion No. 30 in pre-tax earnings rather than in extraordinary items.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after September 30, 2003.

      RISK FACTORS

      Please see the risk factors contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. In addition, the following risk factor should be considered:

      Compliance with Nasdaq SmallCap Market Continued Listing Requirements

      On March 22, 2002, the Company voluntarily transferred its listing to the Nasdaq SmallCap Market. Pursuant to the Nasdaq SmallCap rules, the Company had until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement. On August 14, 2002, Nasdaq notified the Company that it had been granted an additional 180-day grace period, until February 10, 2003, to demonstrate compliance with the minimum bid price requirement. If the Company's common stock fails to trade at or above $1.00 per share for 10 consecutive trading days prior to the expiration of the grace period, then the Company will be provided with written notification that its securities will be subject to delisting procedures.

      In addition to the $1.00 minimum bid price requirement, the Nasdaq SmallCap Market has changed its continued listing and currently requires the Company to have stockholders' equity of at least $2,500,000 for all filings after November 1, 2002. As of June 30, 2002, the Company had stockholders' equity of $54,000. Accordingly, even if the Company's Common Stock had a minimum bid price of at least $1.00, the failure to maintain stockholders' equity of $2,500,000 could result in the Company's securities being delisted from the Nasdaq SmallCap Market. If the Company's Common Stock was delisted from the Nasdaq SmallCap Market, it would then be traded on the OTC Electronic Bulletin Board. At such point the Company's Common Stock would also be deemed a penny stock and trading of the Company's Common Stock would be subject to various additional Securities and Exchange Commission regulations relating to penny stocks.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
      Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, the Company's non-compliance with certain provisions of its Revolving Credit Facility and Convertible Debentures, the Company's financial position and working capital availability, the levels of orders which are received and can be shipped in a quarter; customer order patterns and seasonality; costs of labor, raw materials, supplies and equipment; technological changes; competition and competitive pressures on pricing; the economic condition of the ATM industry and the possibility that it is a mature industry; possible delisting from the Nasdaq SmallCap Market; and economic conditions in the United States and worldwide), though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. At that time, CCC owed the Company approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. As of September 30, 2001, the Company had recouped inventory from the estate of CCC recorded at an approximate value of $3 million. At the time of the bankruptcy filing, the obligation was secured by a collateral pledge of accounts receivable, inventories and transaction income, although it is unclear as to what is the value of the Company's collateral. Based upon analysis by the Company of all available information regarding the CCC bankruptcy proceedings, the Company established a reserve in the amount of approximately $24 million in the fiscal year ended September 30, 2001 against substantially all of the remaining balance of the note and accounts owed to the Company by CCC. Management of the Company intends to continue to monitor this matter and to take all actions that it determines to be necessary based upon its findings. Accordingly, the Company may incur additional expenses which would be charged to earnings in future periods.

      In connection with CCC's bankruptcy filing, the Company filed proofs of claim as to the obligations of CCC due and owing the Company and the Company's interest in certain assets of CCC. Fleet National Bank ("Fleet"), which provided banking and related services to CCC; NCR, another secured creditor and vendor of CCC; and several leasing companies filed claims based on alleged security interests in certain property of the bankruptcy estate as well.

      In the bankruptcy case, Fleet commenced an adversary proceeding against the Company and NCR seeking to assert its priority over the claims of the Company and NCR to some or all of the assets of CCC. The Company responded to Fleet's complaint and asserted claims against Fleet and NCR seeking a declaration from the court as to the Company's priority over the security interests held by Fleet and NCR. The Company is taking other appropriate action in the bankruptcy proceeding to protect its interest and rights. The resolution of these matters is subject to future rulings by the Court.

      Prior to CCC's bankruptcy filing, the Company had commenced actions against CCC and Andrew J. Kallok ("Kallok"), the principal shareholder and executive officer of CCC. The actions commenced by the Company were stayed upon CCC's bankruptcy filing. The Company is pursuing the action, however, which it filed against Kallok on May 14, 2001. Kallok did not answer the motions filed by the Company in this matter and the Company filed a Motion for Default Judgment against Kallok on June 14, 2001. Kallok filed an Answer and Motion to Set Aside Interlocutory Default Judgment, which was ordered by the court, and a non-jury trial in this matter is currently scheduled for November 2002. Due to the current stage of the proceeding as well as the related bankruptcy proceeding of CCC, it is not possible to estimate the outcome of this action.

      On or about April 21, 2002, the bankruptcy case was converted to a Chapter 7 and the Court subsequently appointed a Trustee.

      The Company and several of its officers and directors were named as defendants (the "Defendants") in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas, George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. On or about March 18, 2002, the Court consolidated all of the pending class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995 ("Reform Act"). On April 10, 2002, the lead plaintiff filed a Consolidated Amended Complaint ("CAC") that alleges that defendants made material misrepresentations and omissions concerning the Company's financial condition and prospects between January 14, 2000 and February 8, 2001 (the putative class period). The lead plaintiff seeks unspecified amounts of compensatory damages, interest, and costs, including legal fees. The Company denies the allegations in the CAC, and on May 10, 2002, filed a motion to dismiss the CAC. The lead plaintiff filed a response in June 2002, and the Court will issue a ruling on the motion sometime in the fourth quarter of fiscal 2002 or the first quarter of fiscal 2003. The consolidated class action lawsuits are still in the early stages of litigation. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with these lawsuits. The inability of the Company to prevail in this action could have a material adverse affect on the Company's future business, financial condition, and results of operations.

      The Company and its subsidiaries are each subject to certain litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

      See Part I, Item 3, "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, as well as Part I, Item 1, "Legal Proceedings" in the Company's Quarterly Reports on Form 10-Q for the quarters ended December 31, 2001 and March 31, 2002 for further information regarding legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      See "Liquidity and Capital Resources" in Part II, Item 2 of this Quarterly Report on Form 10-Q for a discussion of the Revolving Credit Facility and the Convertible Debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      On March 22, 2002, the Company voluntarily transferred its listing to the Nasdaq SmallCap Market. Pursuant to the Nasdaq SmallCap rules, the Company had until August 13, 2002 to regain compliance with the $1.00 minimum bid price requirement. On August 14, 2002, Nasdaq notified the Company that it had been granted an additional 180-day grace period, until February 10, 2003, to demonstrate compliance with the minimum bid price requirement. If the Company's common stock fails to trade at or above $1.00 per share for 10 consecutive trading days prior to the expiration of the grace period, then the Company will be provided with written notification that its securities will be subject to delisting procedures.

      In addition to the $1.00 minimum bid price requirement, the Nasdaq SmallCap Market has changed its continued listing and currently requires the Company to have stockholders' equity of at least $2,500,000 for all filings after November 1, 2002. As of June 30, 2002, the Company had stockholders' equity of $54,000. Accordingly, even if the Company's Common Stock had a minimum bid price of at least $1.00, the failure to maintain stockholders' equity of $2,500,000 could result in the Company's securities being delisted from the Nasdaq SmallCap Market. If the Company's Common Stock was delisted from the Nasdaq SmallCap Market, it would then be traded on the OTC Electronic Bulletin Board. At such point the Company's Common Stock would also be deemed a penny stock and trading of the Company's Common Stock would be subject to various additional Securities and Exchange Commission regulations relating to penny stocks.

      James T. Rash ended his medical leave of absence and has resumed the duties of Chief Executive Officer of the Company. Mark K. Levenick remains Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS

         4.1 Seventh Amendment to Credit Agreement and Waiver Agreement dated April 30, 2002 by and among the Company, Tidel Engineering, L.P. and JP Morgan Chase.

         4.2 Amended and Restated Revolving Credit Note dated April 30, 2002 by Tidel Engineering, L.P. payable to JP Morgan Chase.

        99.1      Certification of Chief Executive Officer

        99.2      Certification of Chief Financial Officer


     b)  REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K under Item 5 - Other Events dated May 16, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TIDEL TECHNOLOGIES, INC.
                                       (Registrant)

DATE:  August 19, 2002                 By: /s/  JAMES T. RASH
                                           ------------------
                                           James T. Rash
                                           Principal Executive and
                                           Financial Officer

                                 EXHIBIT INDEX


   EXHIBIT
   NUMBER         DESCRIPTION
   -------        -----------

    4.1 Seventh Amendment to Credit Agreement and Waiver Agreement dated April 30, 2002 by and among the Company, Tidel
                  Engineering, L.P. and JP Morgan Chase.

    4.2           Amended and Restated Revolving Credit Note dated April 30,
                  2002 by Tidel Engineering, L.P. payable to JP Morgan Chase.

    99.1          Certification of Chief Executive Officer

    99.2          Certification of Chief Financial Officer