Form 10-K/A
period 2001-09-30
TIDEL TECHNOLOGIES INC
filed 2002-09-25
CIK 842695

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 16,687,305 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on September 17, 2002 of $.36 was $6,007,430. The number of shares of Common Stock outstanding as of the close of business on September 17, 2002 was 17,426,210.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers (as such term is defined in Item 401 of Regulation S-K).

                                                                                        Director
         Name                    Age     All Offices with the Company                    Since
         ----                    ---     ----------------------------                    -----
         James T. Rash           62      Chairman of the Board of the Company and          1987
                                         the Company's operating subsidiaries,
                                         President, Chief Executive and Financial
                                         Officer, and Director

         Mark K. Levenick        42      Chief Operating Officer of the Company,           1995
                                         President and Chief Executive Officer of
                                         the Company's operating subsidiaries, and
                                         Director

         Michael F. Hudson       50      Executive Vice President of the Company, Chief    2001
                                         Operating Officer of the Company's operating
                                         subsidiaries, and Director

         Jerrell G. Clay         61      Director                                          1990

         Raymond P. Landry       63      Director                                          2001

         Stephen P. Griggs       44      Director                                          2002

BUSINESS BACKGROUND

         The following is a summary of the business background and experience of each of the persons named above:

         JAMES T. RASH joined the Company in July 1987 and has served as Chief Financial Officer and as a Director since that time. Since February 1989, he has also served continuously as Chairman of the Board of Directors and Chief Executive Officer, with the exception of the medical leave of absence by Mr. Rash from February 2002 to August 2002. Mr. Rash was a previously practicing certified public accountant with the firm of Arthur Andersen & Co. for approximately 10 years, and holds a Bachelor of Business Administration degree from the University of Texas. Mr. Rash also currently serves as a director of 3 Mark Financial, Inc. and CCC GlobalCom, Inc. In August 2002, Mr. Rash resumed his duties as Chief Executive and Financial Officer.

         MARK K. LEVENICK is Chief Operating Officer of the Company and has served as Chief Executive Officer of the Company's operating subsidiaries for in excess of five years. Mr. Levenick has been a Director of the Company since May 1995. He holds a Bachelor of Science degree from the University of Wisconsin at Whitewater. Mr. Levenick acted as Interim Chief Executive Officer of the Company during the medical leave of absence of James T. Rash.

         MICHAEL F. HUDSON is Executive Vice President of the Company and Chief Operating Officer of the Company's principal operating subsidiary. Mr. Hudson has served as a Director of the Company since February 2000. Prior to joining the Company in September 1993, he held various positions with the Southland Corporation and its affiliates for more than 18 years, concluding as President and Chief Executive Officer of MoneyQuick, a large non-bank ATM network. Mr. Hudson is a recognized authority in the ATM industry.

         JERRELL G. CLAY has served a Director of the Company since December 1990 and is Chief Executive Officer of 3 Mark Financial, Inc., an independent life insurance marketing organization, and has served as President of one of its predecessors for in excess of five years. Mr. Clay also serves as a member of the Management Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama.

         RAYMOND P. LANDRY has served as a Director of the Company since February 2001 and has been engaged in private business consulting to various companies, including some entities in the ATM industry, for in excess of five years. He has served as a senior executive or financial officer with three publicly traded companies and several private concerns over the last 29 years. Prior to that time, he was employed by the consulting group of Arthur Andersen & Co. (now known as Accenture) for 10 years. Mr. Landry holds a Bachelor of Science degree in Business Administration from Louisiana State University.

         STEPHEN P. GRIGGS has served as a Director of the Company since June 2002 and has been primarily engaged in managing his personal investments since 2000. From 1988 to 2000, Mr. Griggs held various positions, including President and Chief Operating Officer, with RoTech Medical Corporation, a Nasdaq-traded company. He holds a Bachelor of Science degree in Business Management from East Tennessee State University and a Bachelor of Science degree in Accounting from the University of Central Florida. Mr. Griggs was appointed to the Board of Directors during 2002 to fill the vacancy created by the mid-term resignation of James L. Britton, III.

         In addition, although he is not an executive officer or director of the Company, because of his significant contributions to the business of the Company, M. FLYNT MORELAND is a significant employee that the Company is including in this disclosure pursuant to Item 401( c) of Regulation S-K. Mr. Moreland, who is 45 years old, has been the Senior Vice President - Research and Development of the Company's principal operating subsidiary, Tidel Engineering, L.P., since February 1990. There are no other executive officers of Tidel Technologies, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on a review of the copies of Forms 3, 4 and 5 furnished to the Company, and any amendments thereto, and any written representations with respect to the foregoing, the Company believes that its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the amount of all cash and other compensation paid by the Company for services rendered during the fiscal years ended September 30, 2001, 2000 and 1999 to James T. Rash, the Chairman of the Board and Chief Executive Officer, and the Company's four most highly compensated Executive Officers (as such term is defined in Item 402 of Regulation S-K) other than the CEO.

SUMMARY COMPENSATION TABLE

                                                                                     Long-term
                                                                                    Compensation
                                                                                    ------------
                                                Annual Compensation                    Awards
                                    --------------------------------------------    ------------
                                                                     Other           Securities
Name and Principal                                                   Annual          Underlying          All Other
     Position              Year     Salary($)        Bonus($)    Compensation($)       Options       Compensation($)(2)
----------------------     ----     ---------        --------    ---------------    ------------     ------------------
James T. Rash              2001     $225,000         $     --          *                    --           $ 8,880
Chief Executive and        2000      225,000(1)       225,000          *                75,000             8,475
Financial Officer          1999      175,000           90,000          *               100,000             7,750

Mark K. Levenick           2001     $262,500         $     --          *                    --           $ 4,480
Chief Operating Officer    2000      262,500          278,000          *                75,000             4,480
                           1999      250,000           85,500          *               100,000             4,480

Michael F. Hudson          2001     $204,750         $     --          *                    --           $    --
Executive Vice President   2000      204,750          219,000          *                50,000                --
                           1999      195,000           66,700          *                67,000                --

M. Flynt Moreland          2001     $150,000         $     --          *                    --           $    --
Senior Vice President -    2000      150,000          134,000          *                20,000                --
Research & Development     1999      129,000           29,000          *                21,600                --
Of Tidel Engineering, L.P.

Eugene W. Moore (3)        2001     $115,000         $     --          *                    --           $    --
Senior Vice President -    2000      115,000           90,000          *                17,500                --
Operations of Tidel        1999      110,000           25,000          *                21,600                --
Engineering, L.P.

------------------------
 * - Certain of the officers of the Company routinely receive other benefits from the Company, the amounts of which are customary in the industry. The aggregate dollar value of such benefits paid to any named executive office did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during each of the fiscal years ended September 30, 2001, 2000 and 1999.

(1) - Includes $50,000 of salary earned in the year ended September 30, 2000, which was deferred and paid in the year ended September 30, 2001.

(2) - The amounts relate to the dollar value of insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance for the benefit of a named executive officer.

(3)   -  Mr. Moore died May 28, 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The Company did not grant any stock options or stock appreciation rights to any of the Company's executive officers during the fiscal year ended September 30, 2001.

OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT FISCAL YEAR END

         The following table provides (i) information relating to the exercise of stock options by Mr. Moore, (ii) the number of options exercisable by the respective optionees and (iii) the respective valuations at September 30, 2001.

                                                                       Number of
                                                              Securities Underlying          Value of Unexercised
                                                              Unexercised Options at        in-the-Money Options at
                                Shares                          September 30, 2001            September 30, 2001
                               acquired      Value                   (Shares)                       ($)(2)
                             on exercise    realized       -----------------------------    ---------------------------
              Name               (#)          ($)          Exercisable     Unexercisable    Exercisable   Unexercisable
         ---------------       --------     --------       -----------     -------------    -----------   -------------

         James T. Rash               --           --           80,000         175,000          $   --        $   --
         Mark K. Levenick            --           --          200,000         175,000              --            --
         Michael F. Hudson           --           --           33,500         117,000              --            --
         M. Flynt Moreland           --           --           10,800          41,600              --            --
         Eugene W. Moore         50,000     $227,500(1)        21,600          39,100              --            --

         ---------------------
         (1) On January 14, 2001, Mr. Moore exercised 50,000 options at an exercise price of $1.513 per share. Based on the closing price of the Company's Common Stock of $6.063 on the date of exercise, the difference between the exercise cost and the market value of the shares was $227,500. Mr. Moore died May 28, 2002. At such time, he beneficially owned all 50,000 shares, which are pledged to secure a loan from the Company.

         (2) Based on the closing price of the Company's Common Stock of $0.70 per share on September 30, 2001.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         The Company did not grant any awards to any of the Company's executive officers under any long-term incentive plans during the fiscal year ended September 30, 2001.

DIRECTOR COMPENSATION

         During the year ended September 30, 2001, each Director of the Company received warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.91 (such price being equal to the fair market value of the Common Stock at the date of the grant) for directors' remuneration. In addition, Directors receive $1,000 per meeting as compensation for their services as members of the Board of Directors. Directors who serve on board committees receive $500 per committee meeting.

EMPLOYMENT AGREEMENTS

         Messrs. Rash, Levenick, Hudson, and Moreland have employment agreements with the Company, which provide for minimum annual salaries of $225,000, $262,500, $204,750, and $150,000, respectively, over a three-year term ending January 2005, with certain change of control provisions. In the event of a change of control, the executive officers are entitled to all compensation due through the balance of the term of the agreements, and immediate vesting of all restricted stock, performance units, stock options, stock appreciation rights, warrants and employee benefit plans. Mr. Moore was a party to a similar agreement, which provided for a minimum annual salary of $115,000, and terminated upon his death, May 28, 2002.

COMPENSATION COMMITTEE INTERLOCKS

         Jerrell G. Clay, Chairman of the Compensation Committee, has an ownership interest that is greater than 10% in, and is an executive officer of, a privately held corporation that was provided with certain office space and administrative services by the Company from 1997 to 1999. This corporation was indebted to the Company in the aggregate amount of $22,341 at September 30, 2001, which was the largest aggregate amount of indebtedness outstanding at any time during the fiscal year. This indebtedness has been paid in full subsequent to the fiscal year ended September 30, 2001. James T. Rash, Chairman and Chief Executive Officer, is a director of, and also has a greater than 10% interest in, this privately held corporation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of August 19, 2002, the number of shares of Common Stock beneficially owned by (i) the only persons known to the Company to be the beneficial owners of more than 5% of its voting securities, (ii) each current director and executive officer, as such terms are defined in Item 402 of Regulation S-K, of the Company individually and (iii) by all current directors and the executive officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                                                                Amount and Nature
                             Name and Address of Beneficial       of Beneficial          Percent of
      Title of Class                     Owner                      Ownership             Class (1)
      --------------                     -----                      ---------             ---------
      Common Stock          Alliance Developments                    1,031,362              5.9%
                            One Yorkdale Rd., Suite 510
                            North York, Ontario
                            M6A 3A1

      Common Stock          Dimensional Fund Advisors Inc.             948,200              5.4%
                            1299 Ocean Avenue, 11th Floor
                            Santa Monica, California 90401

      Common Stock          James T. Rash                              377,500(2)           2.2%
                            5847 San Felipe, Suite 900
                            Houston, Texas 77057

      Common Stock          Mark K. Levenick                           422,500(3)           2.4%
                            2310 McDaniel Dr.
                            Carrollton, Texas 75006

      Common Stock          Jerrell G. Clay                            231,405(4)           1.3%
                            2900 Wilcrest, Suite 245
                            Houston, Texas 77042

      Common Stock          Michael F. Hudson                          265,200(5)           1.5%
                            2310 McDaniel Dr.
                            Carrollton, Texas 75006

      Common Stock          M. Flynt Moreland                           92,400(6)             *
                            2310 McDaniel Dr.
                            Carrollton, Texas 75006

      Common Stock          Raymond P. Landry                           78,500(7)             *
                            908 Town & Country Blvd.
                            Ste. 120
                            Houston, Texas

      Common Stock          Stephen P. Griggs                               --                *
                            5847 San Felipe, Suite 900
                            Houston, Texas 77057

      Common Stock          Directors and Executive Officers         1,467,505(8)           8.1%
                            as a group (7 persons)

---------------------
*     Less than one percent.

(1)   Based upon 17,426,210 shares outstanding as of August 19, 2002.

(2) Includes 137,500 shares which could be acquired within 60 days upon exercise of outstanding options and warrants at exercise prices of (i) $1.25 per share as to 50,000 shares, (ii) $1.875 per share as to 37,500 shares and (iii) $2.91 per share as to 50,000 shares.

(3) Includes 307,500 shares which could be acquired within 60 days upon exercise of outstanding warrants and options at exercise prices of (i) $0.875 per share as to 25,000 shares, (ii) $1.25 per share as to 70,000 shares, (iii) $1.4375 per share as to 25,000 shares, (iv) $1.875 per share as to 37,500 shares, (v) $2.50 per share as to 100,000 shares and (vi) $2.91 per share as to 50,000 shares.

(4) Includes 50,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at an exercise price of $2.91 per share as to 50,000 shares.

(5) Includes 152,000 shares which could be acquired within 60 days upon exercise of outstanding options and warrants at exercise prices of (i) $1.25 per share as to 33,500 shares, (ii) $1.875 per share as to 25,000 shares, (iii) $2.50 per share as to 33,500 shares, (iv) $2.91 per share as to 50,000 shares and (v) $5.00 per share as to 10,000 shares. Included in the total amount beneficially owned by Mr. Hudson are 83,500 shares which are pledged to secure a loan from the Company.

(6) Includes 31,600 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $1.25 per share as to 10,800 shares, (ii) $1.875 per share as to 10,000 shares and (iii) $2.50 per share as to 10,800 shares.

(7) Includes 50,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at exercise prices of $2.91 per share.

(8) Includes the 137,500 shares referred to in Note (2) above, the 307,500 shares referred to in Note (3) above, the 50,000 shares referred to in Note (4) above, the 152,000 shares referred to in Note (5) above, the 31,600 shares referred to in Note (6) above, and the 50,000 shares referred to in Note (7) above, which could be acquired within 60 days upon exercise of outstanding options and warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In September 2000, the Company loaned $141,563 to Michael F. Hudson, Executive Vice President of the Company and Chief Operating Officer of the Company's principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30 2001, the Company loaned an additional $225,000 to Mr. Hudson, and $75,625 to Eugene Moore, Senior Vice President of the Company, in promissory notes maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Messrs. Hudson and Moore are secured by a pledge of 83,500 shares and 50,000 shares, respectively, of the Company's Common Stock. The note to Mr. Hudson in the amount of $141,563 and the note to Mr. Moore in the amount of $75,625 relate to the exercise of certain stock option agreements.

      At September 30, 2001, James T. Rash, Chairman and CEO of the Company, had outstanding advances due to the Company in the aggregate amount of $843,554, which were converted to a promissory note dated September 30, 2001, bearing interest at 10% per annum, and maturing September 30, 2004. Subsequent to September 30, 2001, Mr. Rash received additional advances from the Company in the aggregate amount of $300,000, which were converted to a promissory note dated January 14, 2002, bearing interest at 10% per annum, and maturing January 14, 2005.

      From 1994 to 1997, the Company had provided certain office space and administrative services to two privately held entities with which Mr. Rash previously had an affiliation. The entities are indebted to the Company in the aggregate amount of $215,866, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year ended September

      30, 2001. The Company is uncertain about the collectibility of these accounts, however, and established a reserve for losses from these accounts in the amount of $200,000 during the fiscal year ended September 30, 2001.

      From 1997 to 1999, the Company had provided certain office space and administrative services to a privately held corporation in which Mr. Rash and Jerrell G. Clay, Director of the Company, each have a greater than 10% ownership interest and Mr. Clay is an executive officer. This corporation was indebted to the Company in the aggregate amount of $22,341 at September 30, 2001, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year. This amount was paid in full subsequent to the fiscal year ended September 30, 2001.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED

      EXHIBITS

        99.1     Certification of Chief Executive Officer
        99.2     Certification of Chief Financial Officer

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TIDEL TECHNOLOGIES, INC.
                                      (Company)


   September 25, 2002                 /s/ JAMES T. RASH
                                      ------------------------------------------
                                      James T. Rash
                                      President and Principal Executive Officer

                                      /s/ JAMES T. RASH
                                      ------------------------------------------
                                      James T. Rash
                                      Principal Financial and Accounting Officer


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                          TITLE              DATE
   ---------                          -----              ----

   /s/ JAMES T. RASH                  Director           September 25, 2002
   --------------------------------
   James T. Rash

*  /s/ JERRELL G. CLAY                Director           September 25, 2002
   --------------------------------
   Jerrell G. Clay

*  /s/ MARK K. LEVENICK               Director           September 25, 2002
   --------------------------------
   Mark K. Levenick

*  /s/ MICHAEL F. HUDSON              Director           September 25, 2002
   --------------------------------
   Michael F. Hudson

*  /s/ RAYMOND P. LANDRY              Director           September 25, 2002
   --------------------------------
   Raymond P. Landry

                                      Director
   --------------------------------
   Stephen P. Griggs

* - Signed on behalf of the above referenced Directors by Power of Attorney:

   /s/ JAMES T. RASH                                     September 25, 2002
   --------------------------------
   Attorney-in-Fact

                            TIDEL TECHNOLOGIES, INC.
                             A DELAWARE CORPORATION


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, James T. Rash, certify that:

(1) I have reviewed this annual report on Form 10-K of Tidel Technologies, Inc., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 25, 2002

                                           By: /s/ JAMES T. RASH
                                              ----------------------------------
                                               James T. Rash
                                               Principal Executive Officer

                            TIDEL TECHNOLOGIES, INC.
                             A DELAWARE CORPORATION


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, James T. Rash, certify that:

(1) I have reviewed this annual report on Form 10-K of Tidel Technologies, Inc., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 25, 2002

                                              By: /s/ JAMES T. RASH
                                                 -------------------------------
                                                  James T. Rash
                                                  Principal Financial Officer

                                 EXHIBIT INDEX

     EXHIBIT NO.                 DESCRIPTION
     -----------                 -----------

        99.1         Certification of Chief Executive Officer

        99.2         Certification of Chief Financial Officer