Form 10-K
period 2002-09-30
TIDEL TECHNOLOGIES INC
filed 2005-02-01
CIK 842695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ____________________

                        Commission file Number 000-17288

                            TIDEL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                        75-2193593
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)

               2900 Wilcrest Drive, Suite 205
                      Houston, Texas                        77042
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the 17,976,743 shares of Common Stock held by non-affiliates of the Registrant based on the closing sale price on January 21, 2005 of $0.37 was $6,651,395. The number of shares of Common Stock outstanding as of the close of business on January 21, 2005 was 20,677,210.

                            TIDEL TECHNOLOGIES, INC.

                               TABLE OF CONTENTS *
                           ANNUAL REPORT ON FORM 10-K

                                                                                                 PAGE
                                                                                                 ----
                                                  PART I

Item 1.    Business..........................................................................       1
Item 2.    Properties........................................................................       4
Item 3.    Legal Proceedings.................................................................       4
Item 4.    Submission of Matters to a Vote of Security Holders...............................       6

                                                  PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities....................................................       6
Item 6.    Selected Financial Data...........................................................       8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................       9
Item 7A.   Quantitative and Qualitative Disclosure and Market Risk...........................      20
Item 8.    Financial Statements and Supplementary Data.......................................      27
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure....................................................................      27
Item 9A.   Controls and Procedures...........................................................      27

                                                  PART III

Item 10.   Directors and Executive Officers of the Registrant................................      27
Item 11.   Executive Compensation............................................................      29
Item 12.   Security Ownership of Certain Beneficial Owners and Management....................      32
Item 13.   Certain Relationships and Related Transactions....................................      34
Item 14.   Principal Accounting Fees and Services............................................      35

                                                  PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................      36

Signature Page ..............................................................................      37

* This Table of Contents is inserted for convenience of reference only and shall not be considered "filed" as a part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

      Tidel Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1987 under the name of American Medical Technologies, Inc., succeeding a corporation established in British Columbia, Canada in May 1984.

      In September 1992, the Company acquired Tidel Engineering, Inc., a manufacturer of cash handling devices and other products. The Company changed its name to Tidel Technologies, Inc. in July 1997, and is primarily engaged in the development, manufacturing, sale and support of automated teller machines ("ATMs") and electronic cash security systems.

(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

      The Company conducts business within one operating segment, principally in the United States.

(c) DESCRIPTION OF BUSINESS

      The Company develops, manufactures, sells and supports ATM products and electronic cash security system products, known as the Timed Access Cash Controller ("TACC") products and the Sentinel products, which are designed for specialty retail marketers. Sales of ATM products are generally made on a wholesale basis to more than 200 distributors and manufacturer's representatives. TACC and Sentinel products are often sold directly to end-users as well as distributors. The Company's engineering, sales and service departments work closely with distributors and their customers to continually analyze and fulfill their needs, enhance existing products and develop new products. Sales of the Company's ATM and TACC products accounted for 82%, 88% and 92% of revenue in the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The initial sales of Sentinel products occurred subsequent to September 30, 2002.

      The principal materials and components used by the Company are pre-fabricated steel cabinets, custom molded plastic, and various electronic parts and components, all of which are generally available in quantity at this time. The Company assembles its products by configuring parts and components received from a number of major suppliers with the Company's proprietary hardware and software.

      The Company maintains patents and trademarks on processes and brands associated with its product lines. However, the Company does not believe that patents and trademarks, in general, serve as barriers to entry into the ATM industry. The Company's overall success depends upon proprietary technology and other intellectual property rights. The Company must be able to obtain patents and register new trademarks in order to develop and introduce new product lines.

      Sales to one customer, JRA 222, Inc. d/b/a Credit Card Center ("CCC"), were $44,825,049 or 61% of net sales for the fiscal year ended September 30, 2000. In the three months ended December 31, 2000, sales to CCC were $11,748,018, or 70% of the Company's net sales for the quarter. During January 2001, the Company became aware that CCC was experiencing financial difficulties and sales to this customer were discontinued. Prior to CCC's financial difficulties it was one of the largest distributors of off-premise ATMs in the U.S. There have been no shipments to CCC since January 1, 2001. As a result, sales to CCC for fiscal year 2001 amounted to

      33% of the Company's net sales for the year. The termination of sales to CCC had a material adverse effect on the Company's sales and earnings for the fiscal years ended September 30, 2002 and 2001. In addition, the negative general reaction to CCC's problems by the ATM industry indirectly affected the ATM market in that overall demand for ATM machines of the type manufactured by Tidel was reduced, primarily as a result of the difficulty by end-user purchasers in obtaining sufficient levels of lease financing.

      After several months of unsuccessful efforts to remedy its financial difficulties, CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, the Company had accounts and a note receivable due from CCC totaling approximately $27 million, which were secured by a security interest in CCC's accounts receivable, inventories and transaction income. However, NCR Corporation ("NCR") and Fleet National Bank ("Fleet") also had competing secured interest claims on the same assets and income of CCC resulting in the Company's security interest not adequately covering the Company's liability claim. The proceeding was subsequently converted to a Chapter 7 and a Trustee was appointed in April 2002.

      In September 2001, Tidel and NCR jointly acquired CCC's ATM inventory pursuant to and in accordance with the ATM Inventory Purchase Agreement approved by the Federal Bankruptcy Court. The total purchase price was $8,000,000, and consisted of a cash deposit by Tidel of $1,000,000 made into escrow and equal credits against the debt owed by CCC to each of Tidel and NCR. An escrow of $700,000 was established to cover any payments to Fleet, which provided banking and related services to CCC, in the event that their claim is ultimately determined to be secured. An escrow of $300,000 was established to cover any claims of warehousemen, carriers and storage facilities secured by valid and perfected security interests in such purchased ATMs. The exact amount of those claims has not yet been determined. At such time as it is determined, any excess amount is required to be paid by Tidel and to the extent such amount is less than $1,000,000, the difference is required to be refunded to Tidel. In January 2003, the Trustee refunded $250,000 to Tidel from the inventory escrow of $300,000. The remaining $50,000 shall be held by the Trustee until a final accounting has been completed.

      Pursuant to a separate but related Intercreditor Agreement, as amended, between NCR and Tidel, NCR paid Tidel $1,177,550 in September 2001 to purchase approximately 1,700 ATMs manufactured by NCR which were included in the inventory jointly acquired from CCC. NCR subsequently paid Tidel an additional $46,200 in January 2002 upon the resale of the ATMs.

      In addition to the amounts received from NCR during 2001, the Company acquired a significant amount of different ATM units manufactured by Tidel, along with various parts used for these ATM units. The Company was able to utilize some of these ATM units during fiscal years 2001 and 2002 to fill subsequent sales orders from customers. Subsequent to fiscal 2002, the Company was able to utilize most of the remaining recovered parts for production, warranty work and sales to customers.

      As a result of the acquisition in 2001 of the inventory owned by CCC, including the sales of certain equipment to NCR, the recording of ATM units and parts manufactured and/or utilized by the Company and estimated recoveries from other equipment manufactured by other companies, the Company in 2001 reduced its outstanding receivable from CCC by approximately $3.0 million.

      Notwithstanding the Company's commitment to aggressively pursuing its rights to collect substantial additional funds from CCC, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, during 2001 the Company increased its reserve to $20.3 million against the trade accounts receivable due from CCC and increased its notes receivable reserve to $3.8 million, which represents the total outstanding balances of the trade accounts note receivable due from CCC. In addition, the Company provided additional reserves of $500,000 due to uncertainties regarding the full recovery of its escrow deposits. As of September 30, 2002, the Company's remaining receivable from the escrow deposits was reduced to $500,000. In early 2003 the Company recovered $250,000 of this amount from the bankruptcy estate and is continuing its efforts to recover any additional amounts.

      As of January 2005, the Company is still actively pursuing the collection of monies from CCC, although it is unlikely that the Company will receive significant additional funds from CCC. See Part I, Item 3., "Legal Proceedings", Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 to Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report") for additional information about the Company's relationship with CCC.

      Sales to another major customer, Cardtronics L.P. ("Cardtronics"), accounted for 19% and 7% of net sales for the fiscal years ended September 30, 2001 and 2000, respectively. No customer accounted for more than 10% of net sales for the fiscal year ended September 30, 2002.

      The Company's operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume, and sales mix. The Company normally fills and ships customer orders within 45 days of receipt, and therefore no significant backlog generally exists.

      The markets for our products are characterized by intense competition. We expect the intensity of competition to increase. A major cause of the intense competition is the saturation of the U.S. market, which may limit the growth opportunities in the future. Additionally, the increased use of debit cards by consumers, as opposed to cash, may lower the number of transactions per ATM which could result in lower sales of new ATMs. Large manufacturers such as Diebold Incorporated, NCR Corporation, Triton Systems (a division of Dover Corporation) and Tranax (a distributor of Hyosung) compete directly with us in the low-cost ATM market. Additionally, demand in fiscal year 2002 decreased, due to (i) the declaration of bankruptcy by CCC, our former largest customer, (ii) the deterioration of the third-party lease finance market to the ATM industry, and (iii) the general downturn in the economy. Our direct competitors for our TACC products include NKL Industries, McGunn Safe Company, Armor Safe Company and AT Systems. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market.

      The Company can experience seasonal variances in its operations and historically has its lowest dollar volume sales months between November and February. The Company's operating results for any particular quarter may not be indicative of the results for future quarters or for the year.

      The Company's charges to expense for research and development were approximately $2,700,000 $2,500,000 and $2,600,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

      Compliance by the Company with federal, state and local environmental protection laws during 2002 had no material effect upon capital expenditures, earnings or the competitive position of the Company. As of September 30, 2002, it was not expected that compliance with such laws would have a material effect upon capital expenditures, earnings or the competitive position of the Company in fiscal year 2003.

      At September 30, of the fiscal years ended in 2002, 2001 and 2000, the Company employed 128, 120 and 133 people, respectively. At December 31, 2004, the Company had approximately 107 employees.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The vast majority of the Company's sales in fiscal 2002 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 13%, 7% and 6% in the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Most of the Company's foreign sales were to customers located in Canada and the Pacific Rim countries.

      Substantially all of the Company's assets were located within the United States during fiscal year 2002, and are still located in the United States today. Inventory in transit related to sales to customers outside the United States can be in foreign countries prior to receipt by the customer.

ITEM 2. PROPERTIES

      The Company's corporate office during fiscal year 2002 was located in approximately 4,100 square feet in Houston, Texas. The lease expired in December 2002 and the Company executed a short-term lease with the landlord on month-to-month terms. The manufacturing, engineering and warehouse operations are located in two nearby facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in March 2005 and February 2006.

      Subsequent to the end of fiscal year 2002, the Company relocated its corporate office to its present location of approximately 1,000 square feet in Houston, Texas. The Company executed a short-term lease in September 2003 with the landlord on month-to-month terms. The Company believes that the leased space is suitable for the Company's needs.

      At September 30, 2002 and 2001, the Company owned tangible property and equipment with a cost basis of approximately $5,049,000 and $6,006,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

      CCC, the Company's largest customer in 2000 and 2001, filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. On or about April 21, 2002, the bankruptcy case was converted to a Chapter 7 case and the Court subsequently appointed a Trustee. At the time that the original petition was filed, CCC owed the Company approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. As of September 30, 2001, the Company had recouped inventory from the estate of CCC recorded at an approximate value of $3 million. At the time of the bankruptcy filing, the obligation was secured by a collateral pledge of accounts receivable, inventories and transaction income, although the value of the Company's collateral is unclear. Based upon analysis by the Company of all available information regarding the CCC bankruptcy proceedings, as of September 30, 2002 the Company had recorded a reserve in the amount of approximately $24.1 million against substantially all of the remaining balance of the note and trade accounts receivable owed to the Company by CCC. Management of the Company intends to continue to monitor this matter and to take all actions that it determines to be necessary based upon its findings. Accordingly, the Company may incur additional expenses which would be charged to earnings in future periods.

      In connection with CCC's bankruptcy filing, the Company filed proofs of claim as to the obligations of CCC due and owing the Company and the Company's interest in certain assets of CCC. Fleet, which provided banking and related services to CCC; NCR, another secured creditor and vendor of CCC; and several leasing companies filed similar claims based on alleged security interests in the same property of the bankruptcy estate as well.

      Prior to CCC's bankruptcy filing, the Company filed an action in the 134th Judicial District Court of the State of Texas in Dallas County, Texas, against Andrew J. Kallok ("Kallok"), the principal shareholder and executive officer of CCC for, among other claims, failure to pay amounts due and owing, breach of contract, and fraud associated with product sales to CCC. On November 7, 2002, a final judgment was reached on this matter with the court finding for the Company and ordering Kallok, due to his fraudulent actions, to pay damages, including prejudgment interest, in the amount of $26.2 million to the Company. Due to the current financial condition of Kallok, there is no guarantee that the Company will be able to collect any or all of the damages awarded to it by the court.

      The Company and several of its officers and directors were named as defendants (the "Defendants") in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas (the "Southern District"), George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. On or about March 18, 2002, the Court consolidated all of the pending class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995 ("Reform Act"). On April 10, 2002, the lead plaintiff filed a Consolidated Amended Complaint ("CAC") that alleged that the Defendants made material misrepresentations and omissions concerning the Company's financial condition and prospects between January 14, 2000 and February 8, 2001 (the putative class period). In June 2004, the Company reached an agreement in principle to settle these class action lawsuits. The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by the Company's liability insurance carrier and the issuance of two million shares of common stock by the Company. In October 2004, the court approved the settlement and the shares were issued in November 2004. In addition, in August 2004, the Company reached an agreement with the liability insurance carrier to issue warrants to the carrier to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.67 per share in exchange for the carrier's acceptance of the terms of the class action lawsuit. The Company provided a reserve of $1,564,490 in fiscal 2002 to cover any losses from this litigation.

      On August 9, 2002, one of the holders of the Company's 6% Convertible Debentures, Montrose Investments Ltd. ("Montrose"), commenced an adversary proceeding against the Company in the Supreme Court of the State of New York, County of New York, claiming monies due under the Convertible Debentures (the "Montrose Litigation"). This action was dismissed by the court on March 3, 2003. Montrose filed a Notice of Appeal with the Supreme Court of the State of New York, Appellate Division, First Department on May 20, 2003. This litigation was dismissed in conjunction with the financing completed in November 2003, as discussed more fully in Part II,
      Item 7., - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" and Note 15 to the Notes to the Consolidated Financial Statements in Part IV of this Annual Report. For a description of the Company's 6% Convertible Debentures see Part II,
      Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part II of this Annual Report. A stipulation of discontinuance, dismissing the appeal, was entered on or about December 2, 2003.

      The Company and its subsidiaries are each subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on September 26, 2002 in Carrollton, Texas, the following proposals were adopted by the margins indicated:

      a) Election of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified:

                                                                  Number of Shares
                                                                  ----------------
                                                              For              Withheld
                                                              ---              --------
James T. Rash........................................     15,194,875           199,389
Mark K. Levenick.....................................     15,207,875           186,389
Michael F. Hudson....................................     15,203,975           182,289
Jerrell G. Clay......................................     15,229,875           164,389
Raymond P. Landry....................................     15,234,275           161,989
Stephen P. Griggs....................................     15,208,275           185,989

      b) Ratification of the selection of KPMG LLP as the Company's independent auditors for fiscal year 2002:

For..................................................     15,330,712
Against..............................................         39,160
Abstentions..........................................         24,392

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

      The Company's Common Stock is currently traded over the counter on the National Quotation Bureau's Pink Sheets under the symbol "ATMS.PK". Prior to March 26, 2003, the Company's Common Stock traded on the Nasdaq SmallCap Market. From August 16, 2000 through March 25, 2002, the Company's Common Stock traded on the Nasdaq National Market. The following table sets forth the quarterly high and low closing sales price for the Company's Common Stock for the two-year period ended September 30, 2002:

                                     2002                  2001
                              -------------------    ------------------
   Fiscal Quarter Ended         High        Low        High       Low
   --------------------       --------    -------    --------  --------
December 31,...............    $   .69    $   .40    $  6.19   $   3.81
March 31,..................        .85        .37       6.50       1.94
June 30,...................        .65        .32       3.35       1.13
September 30,..............        .60        .31       1.60        .61
                               -------    -------    -------   --------
    Fiscal Year............    $   .85    $   .31    $  6.50   $    .61
                               =======    =======    =======   ========

      On January 21, 2003, the Company received notice from The Nasdaq Stock Market, Inc. that, as a result of its 10-K filing deficiency, the Company had failed to comply with the requirements for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(14), and that its securities were subject to delisting. The Company had previously received notice that it failed to comply with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). On February 14, 2003, the Company received a third notice from The Nasdaq Stock Market, Inc. that the Company had failed to comply with the minimum stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B). On February 20, 2003, the Company had an oral hearing before the Nasdaq Listing Qualifications Panel to review the three compliance deficiencies. On March 25, 2003, the Company was notified by the Nasdaq Listing Qualifications Panel that its common stock would be delisted from the Nasdaq SmallCap Market effective March 26, 2003. The Company's common stock began trading over the counter on the National Quotation Bureau's Pinks Sheets effective with the opening of business on March 26, 2003, under the ticker symbol "ATMS.PK".

(b) HOLDERS

      The Company estimates that there were more than 5,000 shareholders of its Common Stock as of December 31, 2004, which includes an estimated number of shareholders who have shares held for their accounts by brokers, banks and trustees for benefit plans.

(c) DIVIDENDS

      The Company has not paid any dividends in the past, and does not anticipate paying dividends in the foreseeable future. In addition, as of September 30, 2002, the Company's wholly owned subsidiary was restricted from paying dividends to the Company pursuant to the subsidiary's revolving credit agreement with a bank in effect at that time. This facility was repaid on November 25, 2003 in connection with the Financing as discussed more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report. Also, the Financing precludes the Company from making any dividend payments without the consent of the Purchaser also discussed more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report.

(d) STOCK INCENTIVE PLANS

      The Company adopted the Tidel Technologies, Inc. 1997 Long-Term Incentive Plan (the "Plan") effective July 15, 1997. The Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees or directors of the Company or our subsidiaries. A maximum of 2,000,000 shares of common stock may be subject to awards under the Plan. The number of shares issued or reserved pursuant to the Plan (or pursuant to outstanding awards) are subject to adjustment on account of mergers, consolidations, reorganization, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate or lapse will again be available for grant under the Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

                                      Number of securities to     Weighted-average           Number of securities remaining
                                      be issued upon exercise    exercise price of        available for future issuance under
                                      of outstanding options,   outstanding options,      equity compensation plans (excluding
                                        warrants and rights     warrants and rights       securities reflected in column (a))
                                                (a)                      (b)                              (c)
                                      -----------------------   --------------------      ------------------------------------
Plan Category

Equity compensation plans approved
by security holders                           974,700                    $1.68                          981,000

Equity compensation plans not
approved by security holders                       --                       --                               --
                                              -------                    -----                          -------
Total                                         974,700                    $1.68                          981,000
                                              =======                    =====                          =======

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below is derived from the Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.

                                                                         Year Ended September 30,
                                                                         ------------------------
        SELECTED STATEMENT OF INCOME DATA: (1)               2002       2001       2000      1999       1998
        --------------------------------------               ----       ----       ----      ----       ----
Operating revenues......................................   $ 19,442   $ 36,086   $ 72,931   $45,873   $33,608
Operating income (loss).................................    (11,552)   (24,764)    15,440     5,117     4,325
Net income (loss) (2)...................................    (14,078)   (25,942)     9,169     2,936     4,240
Net income (loss) per share:
   Basic................................................   $  (0.81)  $  (1.49)  $   0.55   $  0.18   $  0.27
   Diluted..............................................   $  (0.81)  $  (1.49)  $   0.50   $  0.17   $  0.25

                                                                           As of September 30,
                                                                           -------------------
           SELECTED BALANCE SHEET DATA: (1)                  2002      2001      2000      1999      1998
           --------------------------------                  ----      ----      ----      ----      ----
Current assets..........................................   $ 17,263  $ 28,797  $ 59,933  $ 26,412  $ 21,511
Current liabilities.....................................     28,487    28,547    11,595     7,528     5,528
Working capital (deficit)...............................    (11,224)      250    48,338    18,884    15,983
Total assets............................................     19,907    33,837    64,532    29,557    24,972
Total short-term notes payable and long-term debt.......     20,000    23,424    22,397     5,375     5,363
Shareholders' equity (deficit)..........................     (8,580)    5,194    30,668    16,782    14,028

                                                            Three Months Ended
                                                            ------------------
SELECTED QUARTERLY            Sep. 30   Jun. 30   Mar. 31   Dec. 31  Sep. 30   Jun. 30   Mar. 31   Dec. 31
FINANCIAL DATA: (1)            2002      2002      2002      2001      2001      2001      2001       2000
-------------------            ----      ----      ----      ----      ----      ----      ----       ----
Operating revenues........    $ 3,887   $ 6,179   $ 4,739   $ 4,637  $  6,262  $  4,972   $ 8,156   $16,696
Operating income (loss) from
  continuing operations ..     (7,858)     (533)   (1,489)   (1,672)   (8,203)  (20,215)      448     3,205
Net income (loss) ........     (8,945)   (1,019)   (1,713)   (2,401)  (11,449)  (16,446)       65     1,888

Net income (loss) per share:

   Basic..................    $ (0.51)  $ (0.06)  $ (0.10)  $ (0.14) $  (0.66) $  (0.94)  $  0.00   $  0.11
   Diluted (3)............    $ (0.51)  $ (0.06)  $ (0.10)  $ (0.14) $  (0.66) $  (0.94)  $  0.00   $  0.10

----------------------

(1)   All amounts are in thousands, except per share dollar amounts.

(2)   Income tax expense (benefit) was $(323,457), $(3,416,030), $4,838,000,
      $1,800,000 and $(307,251) for the years ended September 30, 2002, 2001,
      2000, 1999 and 1998, respectively.

(3) The sum of the quarterly amounts of basic and diluted earnings per share does not necessarily equal basic and diluted earnings per share for the entire fiscal year due to rounding differences and/or variations in the stock prices utilized in the calculations at the end of each period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      OVERVIEW

      The Company's revenues were $19,442,000 for the year ended September 30, 2002, representing a decrease of $16,644,000, or 46%, from fiscal 2001 and a decrease of $53,489,000, or 73%, from fiscal 2000. The Company incurred an operating loss of $(11,552,000) in fiscal 2002 compared to an operating loss of $(24,764,000) in fiscal 2001 and operating income of $15,440,000 in fiscal 2000. The Company incurred a net loss of $(14,078,000) in fiscal 2002 compared to a net loss of $(25,942,000) in fiscal 2001 and net income of $9,169,000 in fiscal 2000.

      The decrease in sales in 2002 was primarily due to the discontinuance of business with CCC, formerly the Company's largest customer, that incurred financial difficulty in January 2001. CCC filed for bankruptcy protection in June 2001, and had accounted for sales of approximately $45,000,000 in 2000 and $12,000,000 in 2001. The remaining 2002 sales decrease was due to lower sales to Cardtronics, the Company's second largest customer in 2001 and 2000. The operating and net losses for fiscal 2002 were caused primarily by lower sales volumes after the loss of CCC's business and lower gross profit margins associated with the remaining revenues of the company.

      PRODUCT REVENUES

      A breakdown of net sales by individual product line is provided in the following table:

                                                            (dollars in 000's)
                                              ----------------------------------------------
                                                 2002              2001               2000
                                              ----------         ---------         ----------
ATM......................................     $    9,399         $  24,646         $  59,210
TACC.....................................          6,513             6,836             7,569
Parts and other..........................          3,530             4,604             6,152
                                              ----------         ---------         ---------
                                              $   19,442         $  36,086         $  72,931
                                              ==========         =========         =========

      ATM sales decreased 62% in fiscal year 2002 due primarily to the loss of CCC as a customer and the decreased sales to Cardtronics as described elsewhere herein. For the year ended September 30, 2002, the Company shipped 2,785 units, a decrease of 55% from the 6,248 units shipped in fiscal 2001, and a decrease of 78% from the 12,426 units shipped in fiscal 2000.

      Inflation played no significant role in the Company's revenues for the fiscal years 2002, 2001, and 2000. However, continued decreases in selling prices of ATMs throughout the industry did affect the amount of revenues generated by the Company. In fiscal year 2001, the Company's average selling price for ATMs decreased by 18% from the previous year. Similarly, in fiscal 2002, the Company's average selling price of ATMs decreased an additional 14% from 2001. Conversely, the TACC market had increasing average sales prices during the years 2001 and 2002.

      TACC sales decreased 5% in 2002 as the Company's marketing efforts were focused on rebuilding its ATM sales after the loss of CCC's business.

      Parts and other revenues vary directly with sales of finished goods, and have decreased accordingly.

      GROSS PROFIT, OPERATING EXPENSES AND NON-OPERATING ITEMS

      A comparison of certain operating information is provided in the following table:

                                                                        (dollars in 000's)
                                                           ---------------------------------------------
                                                              2002              2001              2000
                                                           ---------          --------          --------
Gross profit.........................................       $  4,390          $ 11,702          $ 27,916
Selling, general and administrative..................          9,770            10,352            10,608
Provision for doubtful accounts......................          2,985            25,025               500
Provision for settlement of class action litigation..          1,564                --                --
Depreciation and amortization........................          1,159             1,089             1,368
Impairment of goodwill and other intangible assets...            464                --                --
                                                            --------          --------          --------
Operating income (loss)..............................        (11,552)          (24,764)           15,440
Interest expense.....................................          2,531             4,594               432
Write-down of investment in 3CI......................            288                --             1,000
                                                            --------          --------          --------
Income (loss) before taxes...........................        (14,371)          (29,358)           14,007
Income tax expense (benefit).........................           (294)           (3,416)            4,838
                                                            --------          --------          --------
Net income (loss)....................................       $(14,078)         $(25,942)         $  9,169
                                                            ========          ========          ========

      Gross profit on product sales decreased $7,312,000 from fiscal 2001 and $23,526,000 from fiscal 2000 primarily as a result of the sharp decline in sales to CCC for the period. Gross margin as a percentage of sales was 22.6% in 2002 compared to 32.4% in 2001 and 38.3% in 2000. The decrease in the gross margin percentage from 2001 and 2000 arose from production inefficiencies and the fixed manufacturing overhead expenses being allocated to fewer units produced during the year which resulted in higher unit costs assigned to each unit of product sold. Additionally, increases in the cost of raw materials used in the manufacture of the Company's products further decreased the gross margin percentage.

      Selling, general and administrative expenses decreased $582,000, or 6%, in 2002 compared to 2001. The reduction related to lower personnel costs and general office operating expenses. Selling, general and administrative expenses in 2001 were virtually unchanged from 2000 despite the significant decrease in sales for the period. Reduction in variable costs in 2001 were offset by substantial increases in legal and accounting fees and travel expenses associated with the CCC bankruptcy matter and investment banking fees incurred in connection with the Company's effort to restructure its financial position.

      Provision for doubtful accounts decreased substantially due to the provision of $24,100,000 established in 2001 for amounts due from CCC. In 2002, the provision includes an additional $500,000 to cover reserves for the escrow deposits relating to CCC and $1,507,000 for non-CCC notes receivable, together with the additional reserves for certain accounts that have filed for bankruptcy or are otherwise deemed uncollectible.

      Provision for settlement of class action litigation was $1,564,000 for 2002, due to the initial establishment of a reserve for the settlement of class action litigation. See further discussion in Part I, Item 3., "Legal Proceedings".

      Depreciation and amortization, including impairment of goodwill and other intangible assets was $1,623,000 for 2002, an increase of $533,000 from the amount provided in 2001. The majority of the increase, $464,000, was due to the write-down of goodwill and intangibles on the Company's books that were deemed to be impaired. The remaining increase in 2002 was due to the addition of new assets that replaced other fully depreciated assets.

      Interest expense decreased by $2,063,000 in 2002 to $2,531,000 when compared to 2001 due to debt issuance costs of approximately $3,000,000 associated with the $18,000,000 in convertible debt being recognized in 2001. Such debt issuance costs were fully amortized in 2001 as a result of the "put" of the convertible debt in June 2001, described more fully below under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Annual Report. However, the Company did not repay the convertible debt following the "put" in 2001, and the debt was considered to be in default, which resulted in higher interest charges under the terms of the debt agreements.

      Income tax expense (benefit) of $(294,000) for 2002 and $(3,416,000) for 2001 was recognized due to the significant losses sustained by the Company in those years that the Company was able to carry back to prior periods. For 2000, the Company had a tax provision of 34.5%. The benefit recognized in 2002 primarily related to certain tax refunds received during the year.

LIQUIDITY AND CAPITAL RESOURCES

      The financial position of the Company deteriorated during fiscal 2002 as a result of CCC's bankruptcy and the Company's termination of sales to CCC, under-absorbed fixed costs associated with the production facilities, and reduced sales of the Company's products resulting from general difficulties in the ATM market. See Part I, Item 1., "Business" of this Annual Report. This deterioration is reflected in the following key indicators as of September 30, 2002, 2001 and 2000:

                                                                          (dollars in 000's)
                                                            --------------------------------------------
                                                               2002             2001              2000
                                                            ---------         --------          --------
Cash.................................................       $  1,238          $  3,266          $ 16,223
Restricted cash......................................          2,213                --                --
Working capital (deficit)............................        (11,224)              250            48,338
Total assets.........................................         19,907            33,837            64,532
Shareholders' equity (deficit).......................         (8,580)            5,194            30,668

      As of September 30, 2002, the Company's wholly-owned subsidiary was a party to a credit agreement with a bank (the "First Lender") (as amended, the "Revolving Credit Facility"), which was subsequently amended on April 30, 2002, August 30, 2002 and December 30, 2002 to provide for, among other things, an extension of the maturity date until June 30, 2003; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; and a modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge was $2,200,000 and is recorded as restricted cash in the September 30, 2002 consolidated balance sheet. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility compared to $5,200,000 at September 30, 2001. At September 30, 2002, the Company was in compliance with the terms of the credit agreement or had received waivers for covenant violations. On June 30, 2003, the Revolving Credit Facility was assigned to another bank (the "Second Lender"). The Revolving Credit Facility was repaid on November 25, 2003, in connection with the Financing as discussed more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report.

      In September 2000, the Company issued to two investors (individually, the "Holder", or collectively, the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's Common Stock at a price of $9.50 per share. In addition, the Company issued warrants to the Holders to purchase 378,947 shares of the Company's Common Stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share.

      In June 2001, the Holders exercised their option to "put" the Convertible Debentures back to the Company. Accordingly, the principal amount of $18,000,000, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and at September 30, 2002, did not have the funds available to make such payments. At September 30, 2002, the Company was party to subordination agreements (the "Subordination Agreements") with each Holder and the First Lender which provided, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) on the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid amounts or to convert the Convertible Debentures into the Company's Common Stock. The Convertible Debentures were retired on November 25, 2003, in connection with the Financing as discussed more fully in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report.

      As of January 31, 2005, the Company has a $1,250,000 purchase order financing facility through November 26, 2005, as part of the Additional Financing in November 2004, as discussed more fully in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report. There can be no assurance that the Company will have sufficient working capital in the future. As noted above, the Company's Revolving Credit Facility was required to be repaid in connection with the Financing in November 2003, and, as described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report, was repaid at such time. The proceeds from the Financing were predominantly used to retire the Convertible Debentures. In addition, the proceeds of the Additional Financing in November 2004, as discussed more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report, were primarily used to pay vendors for past goods or services and to pay the Purchaser past due principal and interest on the convertible notes. There can be no assurance that the Company will obtain additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon the financial condition of the Company.

      The Company formerly owned 100% of 3CI Complete Compliance Corporation, a company engaged in the transportation and incineration of medical waste, until the Company divested its majority interest in February 1994. As of September 30, 2002, the Company continues to own 698,464 shares of the common stock of 3CI. The Company has no immediate plan for the disposal of these shares. At September 30, 2002 all the shares were pledged to secure borrowings under the Revolving Credit Facility with the First Lender. Subsequent to September 30, 2002, the Revolving Credit Facility was repaid and the shares were pledged to secure borrowings in connection with the Financing as discussed more fully in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report. See Note 6 to Notes to the Consolidated Financial Statements in Part IV of this Annual Report. The value of the investment in 698,464 shares of 3CI was written down by $288,000 in fiscal 2002 to reflect a carrying amount of $0.40 per share, the highest price at which the stock was trading in fiscal year 2002.

      Historically, the Company has expended significant amounts of funds in the area of research and development. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of cash and cash value products. Total research and development expenditures were approximately $2,700,000, $2,500,000 and $2,600,000 for the years ended September 30, 2002, 2001 and
      2000, respectively.

      In addition to the matters described in the foregoing paragraphs relative to indebtedness, the Company's financial position has also been adversely impacted by the downturn in operations. Reduced sales resulted in a buildup of finished goods and inventories in excess of the level normally maintained by the Company in 2001.

      The following table summarizes the Company's contractual cash obligations as of September 30, 2002:

                                         PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------
                                               FISCAL 2004-
                      TOTAL      FISCAL 2003       2005       FISCAL 2006-2007        BEYOND
--------------------------------------------------------------------------------------------
Operating
leases           $  1,402,882   $    479,973   $    824,941     $     97,968            --
Long-term
debt,
including
current
portion (1)        20,000,000     20,000,000
                                                         --               --            --
Purchase
Obligations           952,000        952,000             --               --            --
                 ------------   ------------   ------------     ------------          ----
Total            $ 22,354,882   $ 21,431,973   $    824,941     $     97,968            --
                 ============   ============   ============     ============          ====

(1) Long-term debt of $20,000,000 was repaid on November 25, 2003, in connection with the Financing obtained by the Company as discussed more fully in "Subsequent Events" below. The payment obligations on the new debt as amended pursuant to the terms of the Additional Financing as described more fully in "Subsequent Events" below consist of $3,145,000 in fiscal 2004 - 2005, $6,667,988 in fiscal 2006 - 2007, and $3,500,000 beyond 2007, which includes a $2,000,000 Reorganization Fee which will be payable in 2009, unless certain events occur prior to that time that would accelerate the payment date, as more fully described in "Subsequent Events" below.

      Operating Leases - The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases, which expire in the years up through 2006. Rental expense under these leases for the years ended September 30, 2002, 2001 and 2000 was approximately $661,924, $587,562 and $500,388, respectively.

      Long-term debt - As of September 30, 2002, the Company's wholly-owned subsidiary was a party to a credit agreement with a bank (the "First Lender") (as amended, the "Revolving Credit Facility"), which was amended on April 30, 2002, August 30, 2002 and December 30, 2002 to provide for, among other things, an extension of the maturity date until June 30, 2003. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility. At September 30, 2002, the Company was in compliance with the terms of the credit agreement or had received waivers for covenant violations. On June 30, 2003, the Revolving Credit Facility was assigned to another bank (the "Second Lender"). The Revolving Credit Facility was repaid on November 25, 2003, in connection with financing obtained by the Company as discussed more fully in Part II, Item 8, "Financial Statements and Supplementary Data, Note 9 - Long-Term Debt and Convertible Debentures".

      In September 2000, the Company issued to investors (the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004. In June 2001, the Holders exercised their option to "put" the Convertible Debentures back to the Company. Accordingly, the principal amount of $18,000,000, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and at September 30, 2002, did not have the funds available to make such payments. At September 30, 2002, the Company was party to subordination agreements (the "Subordination Agreements") with each Holder and the Lender which provided, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid amounts or to convert the Convertible Debentures into the Company's Common Stock. The warrants and Convertible Debentures were retired on November 25, 2003, in connection with the Financing as discussed more fully in Part II, Item 8, "Financial Statements and Supplementary Data, Note 9 - Long-Term Debt and Convertible Debentures".

      Purchase Obligations - Pursuant to an agreement with a supplier, the Company was obligated to purchase certain raw materials with an approximate cost of $952,000 before December 31, 2002. Subsequent to September 30, 2002, the terms of the purchase obligation were amended to extend the purchase date and revise the purchase prices. This agreement terminated on March 31, 2004.

SUBSEQUENT EVENTS

      BRIDGE LOANS

      Beginning in September 2003, the Company issued the following unsecured, short-term promissory notes totaling $720,000 to shareholders or their affiliates as part of a bridge financing transaction (the "Bridge Loans"):

            In September 2003, the Company issued a shareholder, Alliance Developments, Ltd. ("Alliance"), an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal,

            Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $20,572 over the term of the note related to the discounts. The note was paid in full on March 5, 2004.

            The Company issued to a shareholder and former director an unsecured, short-term promissory note dated October 2, 2003 in the principal amount of $120,000 due April 2, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 40,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $7,611 over the term of the note related to the discounts. The note was paid in full on March 8, 2004.

            The Company also issued to the shareholder and former director an unsecured, short-term promissory note dated October 21, 2003 in the principal amount of $90,000 due April 21, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 30,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $6,608 over the term of the note related to the discounts. The note was paid in full on November 26, 2003.

            The Company issued to an affiliate of a shareholder an unsecured, short-term promissory note dated November 20, 2003 in the principal amount of $210,000 due May 20, 2004; plus accrued interest at 8% per annum, payable at maturity. In consideration for the loan, the note holder received three-year warrants to purchase 70,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $30,619 over the term of the note related to the discounts. The note was paid in full on March 5, 2004.

      THE FINANCING

      On November 25, 2003, the Company completed a $6,850,000 financing transaction (the "Financing") with an independent investment group (the "Purchaser"). The Financing was comprised of a three-year convertible note issued to the Purchaser on that date in the amount of $6,450,000 and a one-year convertible note issued to the Purchaser on that date in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into the Company's Common Stock at a conversion price of $0.40 per share. In addition, the Purchaser received warrants to purchase 4,250,000 shares of the Company's Common Stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, the Company will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. The Purchaser was also granted registration rights in connection with the shares of Common Stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the Holders' $18,000,000 in Convertible Debentures together with all accrued interest, penalties and fees associated therewith. The Company recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the refinancing. In March 2004, the $400,000 note was repaid in full from the proceeds of the CashWorks transaction described below.

      In connection with the closing of the Financing, all of the warrants and Convertible Debentures held by the Holders were terminated, all outstanding litigation including, without limitation, the Montrose Litigation, was dismissed, and the Revolving Credit Facility was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility.

      In August 2004, the Purchaser notified the Company that an Event of Default had occurred and continued beyond any applicable grace period as a result of the Company's non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing. In exchange for the Purchaser's waiver of the Event of Default until September 17, 2004, the Company agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share.

      THE ADDITIONAL FINANCING

      On November 26, 2004, the Company completed a $3,350,000 financing transaction (the "Additional Financing") with the Purchaser. The Additional Financing is comprised of (i) a three-year convertible note issued by the Company to the Purchaser on that date in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into the Company's Common Stock at a conversion price of $3.00 per share (the "$1,500,000 Note"), (ii) a one-year convertible note issued to the Purchaser on that date by the Company in the amount of $600,000 which bears interest at a rate of 10% and is convertible into the Company's Common Stock at a conversion price of $0.30 per share (the "$600,000 Note"), (iii) a one-year convertible note issued to the Purchaser on that date by the Company's subsidiary, Tidel Engineering, L.P. in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders (the "Purchase Order Note"), which bears interest at a rate of 14% and is convertible into the Company's Common Stock at a price of $3.00 per share and (iv) the issuance to the Purchaser by the Company of 1,251,000 shares, or approximately 7% of the total shares outstanding, of Common Stock (the "2003 Fee Shares") in full satisfaction of certain fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing. In addition, the Purchaser received warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.30 per share. The 2003 Fee Shares were issued to the Purchaser based on a price of $0.30 per share. As a result of the sale of the 2003 Fee Shares, the Company will record in fiscal 2005 an additional charge of $275,000 related to the difference in the $.30 sale price and the market value of the stock on November 26, 2004. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note results in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, the Company will record additional interest charges totaling $840,000 over the terms of the notes related to these discounts. The Purchaser was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of the Company's assets and are guaranteed by the Company's subsidiaries. Proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for general working capital payments made directly to vendors, as well as for past due interest on the Purchaser's $6,450,000 convertible note due pursuant to the Financing and escrow for future principal and interest payments due pursuant to the Additional Financing.

      THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING, COUPLED WITH THE 2003 FEE SHARES, ARE CONVERTIBLE INTO AN AGGREGATE OF 29,893,293 SHARES OF THE COMPANY'S COMMON STOCK, OR APPROXIMATELY 62% OF THE COMPANY'S OUTSTANDING COMMON STOCK, SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY THE PURCHASER, THEN THE OTHER EXISTING SHAREHOLDERS' OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 38% OF THEIR PRESENT OWNERSHIP POSITION.

      In connection with the Financing, the Purchaser required the Company to covenant that it would become current in its filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, in the Additional Financing documents, the Purchaser and the Company amended the Financing documents to require, among other things, that the Company provide evidence of filing to the Purchaser of its 2002 Form 10-K with the Securities and Exchange Commission on or before January 31, 2005 and its remaining filings with the Securities and Exchange Commission on or before July 31, 2005.

      Fourteen (14) days following such time as the Company becomes current in its filings with the Securities and Exchange Commission, the Company is to deliver the Purchaser evidence of the listing of the Company's Common Stock on the Nasdaq Over The Counter Bulletin Board (the "Listing Requirement").

      Pursuant to the terms of the Financing and the Additional Financing, an Event of Default occurs if, among other things, the Company does not complete its filings with the Securities and Exchange Commission on the timetable set forth in the Additional Financing documents, or does not comply with the Listing Requirement or any other material covenant or other term or condition of the purchase agreement between the Purchaser and the Company or the notes issued by the Company to the Purchaser. If there is an Event of Default, including any of the items specified above or in the transaction documents, the Purchaser may declare all unpaid sums of principal, interest and other fees due and payable within five (5) days after written notice from the Purchaser to the Company. If the Company cures the Event of Default within that five (5) day period, the Event of Default will no longer be considered to be occurring.

      If the Company does not cure such Event of Default, the Purchaser shall have, among other things, the right to have two (2) of its designees appointed to the Board of the Company, and the interest rate of the notes shall be increased to the greater of 18% or the rate in effect at that time.

      ON NOVEMBER 26, 2004, IN CONNECTION WITH THE ADDITIONAL FINANCING, THE COMPANY AND THE PURCHASER ENTERED INTO AN AGREEMENT (THE "ASSET SALES AGREEMENT") WHEREBY THE COMPANY AGREED TO PAY A FEE IN THE AMOUNT OF AT LEAST $2,000,000 (THE "REORGANIZATION FEE") TO THE PURCHASER UPON THE OCCURRENCE OF CERTAIN EVENTS AS SPECIFIED BELOW AND THEREIN, WHICH REORGANIZATION FEE IS SECURED BY ALL OF THE COMPANY'S ASSETS, AND IS GUARANTEED BY THE COMPANY'S SUBSIDIARIES. THE ASSET SALES AGREEMENT PROVIDES THAT (I) ONCE THE OBLIGATIONS OF THE COMPANY TO THE PURCHASER HAVE BEEN PAID IN FULL (OTHER THAN THE REORGANIZATION FEE) THE COMPANY SHALL BE ABLE TO SEEK ADDITIONAL FINANCING IN THE FORM OF A NON CONVERTIBLE BANK LOAN IN AN AGGREGATE PRINCIPAL AMOUNT NOT TO EXCEED $4,000,000, SUBJECT TO THE PURCHASER'S RIGHT OF FIRST REFUSAL; (II) THE NET PROCEEDS OF AN ASSET SALE TO THE PARTY NAMED THEREIN SHALL BE APPLIED TO THE COMPANY'S OBLIGATIONS TO THE PURCHASER UNDER THE FINANCING AND THE ADDITIONAL FINANCING, AS DESCRIBED ABOVE (COLLECTIVELY, THE "OBLIGATIONS"), BUT NOT TO THE REORGANIZATION FEE; AND (III) THE PROCEEDS OF ANY SUBSEQUENT SALES OF EQUITY INTERESTS OR ASSETS OF THE COMPANY OR OF THE COMPANY'S SUBSIDIARIES CONSUMMATED ON OR BEFORE THE FIFTH ANNIVERSARY OF THE ASSET SALES AGREEMENT (EACH, A "COMPANY SALE") SHALL BE APPLIED FIRST TO ANY REMAINING OBLIGATIONS, THEN PAID TO THE PURCHASER PURSUANT TO AN INCREASING PERCENTAGE OF AT LEAST 55.5% SET FORTH THEREIN, WHICH AMOUNT SHALL BE APPLIED TO THE REORGANIZATION FEE. UNDER THIS FORMULA, THE EXISTING SHAREHOLDERS COULD RECEIVE LESS THAN 45% OF THE PROCEEDS OF ANY SALE OF ASSETS OR EQUITY INTERESTS OF THE COMPANY, AFTER PAYMENT OF THE ADDITIONAL FINANCING AND REORGANIZATION FEE AS DEFINED. SEE "AGREEMENT REGARDING [NAME REDACTED] TRANSACTION AND OTHER ASSET SALES", SECTION 4(B), FILED HEREWITH AS EXHIBIT 10.22, FOR FURTHER INFORMATION ON THIS CALCULATION. THE REORGANIZATION FEE SHALL BE $2,000,000 AT A MINIMUM, BUT COULD EQUAL A HIGHER AMOUNT BASED UPON A PERCENTAGE OF THE PROCEEDS OF ANY COMPANY SALE, AS SUCH TERM IS DEFINED IN THE ASSET SALES AGREEMENT. IN THE EVENT THAT THE PURCHASER HAS NOT RECEIVED THE FULL AMOUNT OF THE REORGANIZATION FEE ON OR BEFORE THE FIFTH ANNIVERSARY OF THE DATE OF THE ASSET SALES AGREEMENT, THEN THE COMPANY SHALL PAY ANY REMAINING BALANCE DUE ON THE REORGANIZATION FEE TO THE PURCHASER. THE COMPANY

      WILL RECORD A $2,000,000 CHARGE OVER THE FIVE-YEAR TERM OF THE ASSET SALES AGREEMENT FOR THE REORGANIZATION FEE.

      CASHWORKS

      In December 2001, the Company agreed to invest $500,000 in CashWorks, Inc. ("CashWorks"), a development-stage financial technology solutions provider, in the form of convertible debt of CashWorks, and entered into a License, Development and Deployment Agreement ("LDDA") with CashWorks, which provides for certain marketing rights and future income payments to the Company in exchange for technical expertise and sales support of the Company. In December 2002, the Company converted the notes plus accrued but unpaid interest into 2,133,728 shares of CashWorks' Series B preferred shares plus warrants to purchase 125,000 shares of CashWorks' common stock at $2.00 per share. In March 2004, the Company consented to the sale of its interest in CashWorks to GE Capital Corp. ("GECC") for $2,451,000, resulting in the recognition of a gain in the quarter ended March 31, 2004 of $1,918,000. The Company retained the marketing rights and future income payments pursuant to the LDDA, as amended, following the sale to GECC. All of the shares and warrants related to the CashWorks investment were pledged to secure borrowings in connection with the Financing (defined herein above). Accordingly, upon receipt of the consideration for the CashWorks Series B preferred shares and warrants, the Company was obligated to repay in full the $400,000 and $100,000 convertible term notes plus accrued but unpaid interest thereon, and all outstanding interest due on the $6,450,000 convertible term note, all of which were paid as part of the Financing.

      THE DEVELOPMENT AGREEMENT

      In August 2001, the Company entered into a Development Agreement (the "Development Agreement") with a national petroleum retailer and convenience store operator (the "Retailer") for the joint development of a new generation of "intelligent" Timed Access Cash Controllers ("TACC"), now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, the Company agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. As of September 2002, the product was in Phase III testing and the Company had received contributions from the Retailer totaling $361,500. Subsequent to September 2002, the development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of December 31, 2004, 1,047 units of the Sentinel product had been sold and rebates or other credits totaling $122,100 had been credited to the Retailer, and rebates or other credits totaling $342,047 had been accrued for the benefit of the Retailer.

      THE EQUIPMENT PURCHASE AGREEMENT

      In June 2004, a subsidiary of the Company entered into an equipment purchase agreement with an initial term through December 31, 2005 with a national convenience store operator (the "Buyer") for the sale of the Company's Sentinel timed access cash controllers to the Buyer. The Company agreed to provide "Most Favored Nation" pricing to the Buyer and to not increase the price during the initial term of the agreement. The Buyer has no obligation or commitment to purchase any equipment under the terms of the agreement. As of December 31, 2004 the Buyer had purchased 600 units under the agreement.

      THE SUPPLY, FACILITY AND SHARE WARRANT AGREEMENTS

      In September 2004, a subsidiary of the Company entered into separate supply and credit facility agreements (the "Supply Agreement", the "Facility Agreement" and the "Share Warrant Agreement" respectively) with a foreign distributor (the "Distributor") of the Company's products. The Supply Agreement required the Distributor, during the initial term of the agreement, to purchase from the subsidiary, 100% of any and all ATM machines purchased by the Distributor and during each subsequent term, to purchase from the subsidiary not less than 85% of any and all ATM machines purchased by the Distributor. The initial term of the agreement was set as of the earlier of: (a) the expiration or termination of the debenture, (b) a termination for default, (c) the mutual agreement of the parties, and (d) August 15, 2009.

      The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the Distributor with respect to outstanding invoices already issued by the subsidiary to the Distributor and with respect to invoices which may be issued in the future by the subsidiary to the Distributor related to the purchase of the Company's ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. As of January 21, 2005, the balance of the credit facility outstanding was $1,357,812 and the Distributor was current with all scheduled payments.

      The Share Warrant Agreement provided for the issuance to a subsidiary of the Company of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the Distributor. The warrant restricts the Distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon exercise of the warrant by the Company, the Distributor's balance outstanding under the Facility Agreement would be reduced by $300,000.

      DEATH OF CHIEF EXECUTIVE OFFICER

      On December 19, 2004, James T. Rash, the Company's Chief Executive and Financial Officer, died. The Company has named Mark K. Levenick as Interim Chief Executive Officer, but no permanent Chairman, Chief Executive Officer or Chief Financial Officer has been hired or appointed as of the date hereof. The Company does not currently have a Chief Financial Officer or Chairman of the Board, and is currently seeking to fill these positions. There can be no assurance that the Company will be able to find successors to fulfill any of these roles, or that such successors will be able to perform as well as Mr. Rash has in the past.

      RESEARCH AND DEVELOPMENT EXPENDITURES

      The Company's research and development expenditures for fiscal 2003 and for fiscal 2004 were approximately $2,700,000 and $2,600,000 respectively. The Company's research and development budget for fiscal 2005 is estimated to be $2,400,000. The majority of these expenditures are applicable to enhancements of the existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of cash and cash value products.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets." Under SFAS No. 142, existing goodwill is no longer amortized, but is tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 required the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The Company adopted SFAS No. 142 effective October 1, 2002, however, during the year ended September 30, 2002, the Company recorded an impairment charge against its remaining goodwill balance.

      In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred, and this standard became effective on October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions as well as other items. As a result, gains or losses arising from the extinguishment of debt are no longer reported as extraordinary items. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.


      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, An Amendment of FAS No. 123." This statement addresses the acceptable transitional methods when the fair value method of accounting for stock-based compensation covered in SFAS No. 123 is elected. Additionally, the statement prescribes tabular disclosure of specific information in the "Summary of Significant Accounting Policies" regardless of the method used and also required interim disclosure of similar information. The Company has adopted this statement effective for the fiscal year ending September 30, 2002. As is permissible under SFAS No. 148, the Company has not elected the fair value method, but continues accounting for stock-based compensation by the intrinsic method prescribed by APB Opinion 25. The disclosures required by SFAS No. 148 are included in the Summary of Significant Accounting Policies.

      In November 2002, FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issues by an entity, including tabular presentation of the changes affecting an entity's aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and are provided in Part II, Item 8, "Financial Statements and Supplementary Data, Note 15 - Commitments and Contingencies." The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123R will be effective for the Company's fourth quarter of fiscal 2005. The Company has not yet determined the impact of adopting this standard.

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 2002, the Company was exposed to changes in interest rates as a result of significant financing through its issuance of variable-rate and fixed-rate debt. However, with the retirement of the Convertible Debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, the Company's exposure to interest rate risks has significantly decreased. If market interest rates had increased up to 1% in fiscal 2003, there would have been no material impact on the Company's consolidated results of operations or financial position; however, market interest rates did not increase during fiscal 2003, but instead declined slightly.

RISK FACTORS

      There are several risks inherent in the business of the Company including, but not limited to, the following:

      THE EXISTING SHAREHOLDERS' OWNERSHIP IN THE COMPANY WILL BE SIGNIFICANTLY DILUTED.

      IN NOVEMBER 2003, THE COMPANY COMPLETED THE FINANCING WHICH WAS COMPRISED OF A THREE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $6,450,000 AND A ONE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $400,000, BOTH OF WHICH WERE CONVERTIBLE INTO THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $0.40 PER SHARE. IN ADDITION, THE PURCHASER RECEIVED WARRANTS TO PURCHASE 4,250,000 SHARES OF THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $0.40 PER SHARE. IN MARCH 2004, THE $400,000 NOTE WAS REPAID IN FULL. IN AUGUST 2004, THE COMPANY AGREED TO LOWER THE CONVERSION PRICE ON THE $6,450,000 CONVERTIBLE NOTE AND THE EXERCISE PRICE OF THE WARRANTS FROM $0.40 PER SHARE TO $0.30 PER SHARE.

      IN NOVEMBER 2004, THE COMPANY COMPLETED THE ADDITIONAL FINANCING WHICH WAS COMPRISED OF A THREE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $1,500,000 AND A ONE-YEAR CONVERTIBLE NOTE ISSUED BY TIDEL ENGINEERING, L.P., A SUBSIDIARY OF THE COMPANY, IN THE AMOUNT OF $1,250,000, BOTH OF WHICH ARE CONVERTIBLE INTO THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $3.00 PER SHARE, AND A ONE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $600,000 WHICH IS CONVERTIBLE INTO THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $0.30 PER SHARE. IN ADDITION, THE PURCHASER RECEIVED WARRANTS TO PURCHASE 500,000 SHARES OF THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $0.30 PER SHARE AND 1,251,000 2003 FEE SHARES IN FULL SATISFACTION OF CERTAIN FEES INCURRED IN CONNECTION WITH THE FINANCING.

      THE NOTES AND WARRANTS ISSUED IN CONNECTION WITH THE FINANCING AND THE ADDITIONAL FINANCING, COUPLED WITH THE 2003 FEE SHARES, ARE COLLECTIVELY CONVERTIBLE INTO AN AGGREGATE OF 29,893,293 SHARES OF THE COMPANY'S COMMON STOCK, OR APPROXIMATELY 62% OF THE COMPANY'S OUTSTANDING COMMON STOCK, SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE CONVERTED IN THEIR ENTIRETY TO COMMON STOCK BY THE PURCHASER, THEN THE OTHER EXISTING SHAREHOLDERS' OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 38% OF THEIR PRESENT OWNERSHIP POSITION.

      AS A CONDITION OF THE ADDITIONAL FINANCING, THE COMPANY AND THE PURCHASER ENTERED INTO THE ASSET SALE AGREEMENT WHEREBY THE COMPANY AGREED TO PAY A REORGANIZATION FEE OF AT LEAST $2,000,000. THE ASSET SALES AGREEMENT PROVIDES THAT THE NET PROCEEDS OF AN ASSET SALE TO THE PARTY NAMED THEREIN SHALL BE APPLIED TO THE COMPANY'S OBLIGATIONS UNDER THE FINANCING AND THE ADDITIONAL FINANCING, BUT NOT TO THE REORGANIZATION FEE, AND THAT THE NET PROCEEDS OF ANY SUBSEQUENT SALES OF ASSETS OR EQUITY CONSUMMATED ON OR PRIOR TO THE FIFTH ANNIVERSARY OF THE DATE OF THE ASSET SALES AGREEMENT SHALL BE APPLIED FIRST TO SUCH OBLIGATIONS, THEN PAID TO THE PURCHASER PURSUANT TO AN INCREASING PERCENTAGE OF AT LEAST 55.5%, AS SET FORTH IN THE ASSET SALES AGREEMENT. ACCORDINGLY, THE REORGANIZATION FEE COULD BE A SUBSTANTIALLY HIGHER AMOUNT BASED UPON A PERCENTAGE OF THE PROCEEDS OF ANY COMPANY SALE, AS SPECIFIED IN THE ASSET SALES AGREEMENT. EVEN IN THE EVENT THAT THE COMPANY REPAYS ALL OF THE NOTES PAYABLE OUTSTANDING TO THE PURCHASER IN FULL, THE PROCEEDS FROM ANY COMPANY SALE WOULD FIRST BE REDUCED BY THE REORGANIZATION FEE, WHICH WOULD HAVE THE SAME EFFECT AS DILUTING THE EXISTING SHAREHOLDERS' OWNERSHIP.

      FOR MORE INFORMATION, SEE ITEM 7., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SUBSEQUENT EVENTS" FOR ADDITIONAL INFORMATION ON THESE TRANSACTIONS.

      OUR FUTURE SUCCESS IS UNCERTAIN DUE TO OUR LACK OF LIQUIDITY AND FINANCIAL SITUATION AT PRESENT.

      In 2002, the Company experienced a net loss of approximately $14,078,000 and had a working capital deficit of approximately $11,224,000 as of September 30, 2002. This was primarily due to a decrease in revenues from both the loss of CCC as a customer in 2001 and a general deterioration of the ATM market. This decline in financial condition is serious, and if the operating conditions do not improve there can be no assurance the Company will continue operations. As of January 31, 2005, the Company has a $1,250,000 purchase order financing facility through November 26, 2005. See Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report for information on the purchase order financing facility. There can be no assurance that this facility will be sufficient to meet the Company's current working capital needs or that the Company will have sufficient working capital in the future. If the Company needs to seek additional financing, there can be no assurances that the Company will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon the financial condition of the Company.

      Our future results of operations involve a number of significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, lack of a credit facility, dependence on key personnel, product obsolescence, ability to increase our client base, ability to increase sales to our current clients, ability to generate consistent sales, technological innovations and acceptance, competition, reliance on certain vendors and credit risks. If we do not experience sales increases in future periods, we will have to reduce our expenses and capital expenditures to maintain cash levels necessary to sustain our operations. Our future success will depend on increasing our revenues and reducing our expenses to enable us to regain profitability.

      OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      We have limited cash resources and have a working capital deficit. Our independent registered public accountants have stated in their report that there is substantial doubt about our ability to continue as a going concern. By being categorized in this manner, we may find it more difficult in the short term to either locate financing for future projects or to identify lenders willing to provide loans at attractive rates, which may require us to use our cash reserves in order to expand. Should this occur, and unforeseen events also require greater cash expenditures than expected, we could be forced to cease all or a part of our operations. As a result, you could lose your total investment.

      WE MAY BE UNABLE TO SELL DEBT OR EQUITY SECURITIES IN THE EVENT WE NEED ADDITIONAL FUNDS FOR OPERATIONS.

      We may need to sell equity or debt securities in the future to provide working capital for our operations or to provide funds in the event of future operating losses. We cannot predict whether we will be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings at this time, and we may be unable to obtain additional financing on satisfactory terms or at all. The terms of the Financing and of the Additional Financing restrict our ability to raise additional funds, and there can be no assurance that we will be able to obtain a waiver of such restrictions. If we were to raise additional funds through the issuance of equity or convertible debt securities, the current stockholders could be substantially diluted and those additional securities could have preferences and privileges that current security holders do not have.

      WE COULD LOSE THE SERVICES OF ONE OR MORE OF OUR EXECUTIVE OFFICERS OR KEY EMPLOYEES AND WE ARE CURRENTLY OPERATING WITHOUT A CHIEF FINANCIAL OFFICER.

      Our executive officers and key employees are critical to our business because of their experience and acumen. In particular, the loss of the services of Mark K. Levenick, Interim Chief Executive Officer of the Company and President of our operating subsidiaries, could have a material adverse effect on our operations. In December 2004, James T. Rash, the former Chairman of the Board, Chief Executive and Financial Officer, died. The Company has named Mark K. Levenick as Interim Chief Executive Officer but no permanent Chairman, Chief Executive Officer or Chief Financial Officer has been hired or appointed as of the date hereof. There can be no assurance that the Company will be able to find successors to fulfill his roles, or that such successors will be able to perform as well as Mr. Rash has in the past. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash's then pending retirement. The proceeds were assigned as collateral for the outstanding promissory notes due from Mr. Rash. This amount, which has not yet been received by the Company, will be applied to the repayment of the notes. In addition, one of our subsidiaries has key-man life insurance on the life of Mr. Levenick in the amount of $1,000,000 and on the life of Michael F. Hudson, Executive Vice President, in the amount of $750,000, which was subsequently increased to $1,000,000, with that subsidiary named as the sole beneficiary. The Company has not yet named a successor for either the Chairman of the Board or the Chief Financial Officer position.

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

      Many of these factors are beyond our control. We are unable to forecast the volume and timing of orders received during a particular period. Customers generally order our products on an as-needed basis, and accordingly we have historically operated with a relatively small backlog. We experience seasonal variances in our operations. Accordingly, operating results for any particular quarter may not be indicative of the results for the future quarter or for the year.

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

      WE HAVE LIMITED MANAGEMENT AND OTHER RESOURCES TO ADDRESS THE ISSUES CONFRONTING THE COMPANY.

      The problems and issues facing our business could significantly strain our limited personnel, management, financial controls and other resources. Our ability to manage any future complications effectively will require us to hire new employees, to integrate new management and employees into our overall operations and to continue to improve our operational, financial and management systems, controls and facilities. Our failure to handle the issues facing the Company effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our business, results of operations and financial condition.

      THE MARKETS FOR OUR PRODUCTS ARE VERY COMPETITIVE AND, IF WE FAIL TO ADAPT OUR PRODUCTS AND SERVICES, WE WILL LOSE CUSTOMERS AND FAIL TO COMPETE EFFECTIVELY.

      The markets for our products are characterized by intense competition. We expect the intensity of competition to increase. Large manufacturers such as Diebold Incorporated, NCR Corporation, Triton Systems (a division of Dover Corporation) and Tranax (a distributor of Hyosung) compete directly with us in the quickly growing, low-cost ATM market. Additionally, demand in fiscal year 2002 has decreased, due to (i) the declaration of bankruptcy by CCC, our former largest customer, (ii) the deterioration of the third-party lease finance market to the ATM industry and (iii) the general downturn in the economy. Our direct competitors for our TACC products include NKL Industries, McGunn Safe Company, Armor Safe Company and AT Systems. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market.

      Sales of Sentinel cash security systems are currently to a small number of customers. The loss of a single customer could have an adverse effect on TACC sales.

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

      To compete successfully, we must adapt to a rapidly changing market by continually improving the performance, features and reliability of our products and services, or else our products and services may become obsolete. We may also incur substantial costs in modifying our products, services or infrastructure in order to adapt to these changes.

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

      OUR FUTURE GROWTH WILL DEPEND UPON OUR ABILITY TO CONTINUE TO MANUFACTURE, MARKET AND SELL PRODUCTS WITH COST-EFFECTIVE CHARACTERISTICS, DEVELOP AND PENETRATE NEW MARKET SEGMENTS AND ENTER AND DEVELOP NEW MARKETS.

      We must design and introduce new products with enhanced features, develop close relationships with the leading market participants and establish new distribution channels in each new market or market segment in order to grow. We are unable to predict whether any of our new products will gain acceptance in the market. Additionally, some of the transactions currently initiated through ATMs could be accomplished in the future using emerging technologies, such as wireless devices, cellular telephones, debit cards and smart cards. We may be unable to develop or gain market acceptance of products supporting these technologies. Our failure to successfully offer products supporting these emerging technologies could harm our business.

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

      ANY INTERRUPTION OF OUR MANUFACTURING, WHETHER AS A RESULT OF DAMAGED EQUIPMENT, NATURAL DISASTERS OR OTHERWISE, COULD INJURE OUR BUSINESS.

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

      WE REMAIN LIABLE FOR ANY PROBLEMS OR CONTAMINATION RELATED TO OUR FUEL MONITORING UNITS.

      Although we discontinued the production and distribution of our fuel monitoring units more than five years ago, those units which are still in use are subject to a variety of federal, state and local laws, rules and regulations governing storage, manufacture, use, discharge, release and disposal of product and contaminants into the environment or otherwise relating to the protecting of the environment. These regulations include, among others (i) the Comprehensive Environmental Response, (ii) Compensation and Liability Act of 1980, (iii) The Resource Conservation and Recovery Act of 1976, (iv) the Oil Pollution Act of 1990, (v) the Clean Air Act of 1970, (vi) the Clean Water Act of 1972, (vii) the Toxic Substances Control Act of 1976, (viii) the Emergency Planning and Community Right-to-Know Act, and (ix) the Occupational Safety and Health Administration Act.

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

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
      Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, the Company's future gross profit, selling, general and administrative expense, the Company's financial position, working capital and seasonal variances in the Company's operations, as well as general market conditions). Though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 15. below for an index of the financial statements and schedules included as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including Mark K. Levenick, the Company's Interim Chief Executive Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), as of this Annual Report. Based on his evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this report, Mark K. Levenick, the Interim Chief Executive Officer of Tidel Technologies, Inc. has concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Act is recorded, summarized and reported within the time periods specified in SEC rules and forms. James T. Rash was Chief Financial Officer during the fiscal year ended 2002 and through December 19, 2004. Mr. Rash died on December 19, 2004 and the Company currently does not have a Chief Financial Officer.

      (b) Changes in Internal Controls. In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Mr. Levenick's evaluation

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. James T. Rash was the Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the year ended September 30, 2002. Mr. Rash died in December 2004. There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected. No family relationships exist between any directors or executive officers (as such term is defined in Item 401 of Regulation S-K).

                                                                                Director
Name                  Age         All Offices with the Company                   Since
-----------------     ---     ------------------------------------------------- -------
Mark K. Levenick      45      Interim Chief Executive Officer of the              1995
                              Company, President and Chief Executive
                              Officer of the Company's principal
                              operating subsidiary, and Director

Michael F. Hudson     53      Executive Vice President of the Company, Chief      2001
                              Operating Officer of the Company's operating
                              subsidiaries, and Director

Jerrell G. Clay       63      Director                                            1990

Raymond P. Landry     65      Director                                            2001

Stephen P. Griggs     47      Director                                            2002

BUSINESS BACKGROUND

            The following is a summary of the business background and experience of each of the persons named above:

            MARK K. LEVENICK is Interim Chief Executive Officer of the Company and has served as Chief Executive Officer of the Company's principal operating subsidiary for in excess of five years. Mr. Levenick has been a Director of the Company since May 1995. He holds a Bachelor of Science degree from the University of Wisconsin at Whitewater. Mr. Levenick also had previously acted as Interim Chief Executive Officer of the Company during the medical leave of absence of James
            T. Rash from February 2002 to August 2002.

            MICHAEL F. HUDSON is Executive Vice President of the Company and Chief Operating Officer of the Company's principal operating subsidiary. Mr. Hudson has served as a Director of the Company since February 2001. Prior to joining the Company in September 1993, he held various positions with the Southland Corporation and its affiliates for more than 18 years, concluding as President and Chief Executive Officer of MoneyQuick, a large non-bank ATM network. Mr. Hudson currently serves on the Board of Directors and Executive Committee of the Electronic Funds Transfer Association and the International Board of Directors and National Advisory Board of the Automated Teller Machine Industry Association. Mr. Hudson is a recognized authority in the ATM industry.

            JERRELL G. CLAY has served as a Director of the Company since December 1990 and is Chief Executive Officer of 3 Mark Financial, Inc., an independent life insurance marketing organization, and has served as President of one of its predecessors for in excess of five years. Mr. Clay also serves as a member of the Independent Marketing Organizations Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama.

            RAYMOND P. LANDRY has served as a Director of the Company since February 2001 and has been engaged in private business consulting to various companies, including some other entities in the ATM industry, for in excess of five years. He has served as a senior executive or financial officer with three publicly traded companies and several private concerns over the last 30 years. Prior to that time, he was employed by the consulting group of Arthur Andersen & Co. (now known as Accenture) for 10 years. Mr. Landry holds a Bachelor of Science degree in Business Administration from Louisiana State University.

            STEPHEN P. GRIGGS has served as a Director of the Company since June 2002 and has been primarily engaged in managing his personal investments since 2000. From 1988 to 2000, Mr. Griggs held various positions, including President and Chief Operating Officer, with RoTech Medical Corporation, a Nasdaq-traded company. He holds a Bachelor of Science degree in Business Management from East Tennessee State University and a Bachelor of Science degree in Accounting from the University of Central Florida. Mr. Griggs was appointed to the Board of Directors during 2002 to fill the vacancy created by the mid-term resignation of a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership of such equity securities with the Securities and Exchange Commission ("SEC"). Such entities are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed.

            Based solely on a review of the copies of Forms 3, 4 and 5 furnished to the Company, and any amendments thereto, and any written representations with respect to the foregoing, the Company believes that its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

            The following table sets forth the amount of all cash and other compensation paid by the Company for services rendered during the fiscal years ended September 30, 2002, 2001 and 2000 to James T. Rash, the former Chairman of the Board and Chief Executive and Financial Officer, and the Company's four most highly compensated Executive Officers (as such term is defined in Item 402 of Regulation S-K) other than the CEO.

SUMMARY COMPENSATION TABLE

                                                                                          Long-term
                                                            Annual Compensation          Compensation
                                                     --------------------------------    ------------
                                                                                            Awards
                                                                                         ------------
                                                                         Other             Securities
    Name and Principal                                                   Annual           Underlying       All Other
        Position            Year     Salary ($)        Bonus ($)     Compensation ($)       Options    Compensation ($)(2)
--------------------------  ----     ----------      -------------   ----------------    ------------  -------------------
James T. Rash               2002     $  225,000      $          --          *                      --  $             9,875
Former Chief Executive      2001        225,000                 --          *                      --                8,880
and Financial               2000        225,000 (1)        225,000          *                  75,000                8,475
Officer

Mark K. Levenick            2002     $  262,500      $          --          *                      --  $             4,480
Interim Chief Executive     2001        262,500                 --          *                      --                4,480
Officer                     2000        262,500            278,000          *                  75,000                4,480

Michael F. Hudson           2002     $  204,750      $          --          *                      --  $                --
Executive Vice President    2001        204,750                 --          *                      --                   --
                            2000        204,750            219,000          *                  50,000                   --

M. Flynt Moreland           2002     $  150,000      $          --          *                      --  $                --
Senior Vice President -     2001        150,000                 --          *                      --                   --
Research & Development      2000        150,000            134,000          *                  20,000                   --
Of Tidel Engineering, L.P.

Troy D. Richard (3)         2002     $  130,000      $          --          *                  50,000  $                --
Senior Vice President -     2001             --                 --         --                      --                   --
Operations of Tidel         2000             --                 --         --                      --                   --
Engineering, L.P.

---------
* - Certain of the officers of the Company routinely receive other benefits from the Company, the amounts of which are customary in the industry. The aggregate dollar value of such benefits paid to any named executive office did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during each of the fiscal years ended September 30, 2002, 2001 and 2000.

(1) - Includes $50,000 of salary earned in the fiscal year ended September 30, 2000, which was deferred and paid in the year ended September 30, 2001.

(2) - The amounts relate to the dollar value of insurance premiums paid by the Company during the covered fiscal year with respect to life insurance for the benefit of a named executive officer.

(3) - Hired effective June 26, 2002 to replace Gene Moore, who died May 28,
      2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The Company did not grant any stock options or stock appreciation rights to any of the Company's executive officers during the fiscal year ended September 30, 2002 or in subsequent periods.

OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUES AT FISCAL YEAR END

      The following table provides (i) the number of options exercisable by the respective optionees and (ii) the respective valuations at September 30, 2002.

                                                     Number of
                                               Securities Underlying           Value of Unexercised
                                                 Unexercised Options at        in-the-Money Options at
                       Shares                    September 30, 2002             September 30, 2002
                      acquired      Value             (Shares)                        ($)(3)
                    on exercise   realized  -----------------------------    -------------------------
       Name             (#)         ($)     Exercisable     Unexercisable    Exercisable Unexercisable
------------------- -----------   --------  -----------     -------------    ----------- -------------
James T. Rash (1)       --           --          50,000           125,000    $        -- $          --
Mark K. Levenick        --           --         220,000           125,000             --            --
Michael F. Hudson       --           --          67,000            83,500             --            --
M. Flynt Moreland       --           --          21,600            30,800             --            --
Troy D. Richard         --           --              --            50,000             --            --
Eugene W. Moore (2)     --           --          60,700                --             --            --

------------

(1)   Mr. Rash died December 19, 2004.

(2)   Mr. Moore died May 28, 2002.

(3) Based on the closing price of the Company's Common Stock of $0.70 per share on September 30, 2002.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

      The Company did not grant any awards to any of the Company's executive officers under any long-term incentive plans during the fiscal year ended September 30, 2002.

DIRECTOR COMPENSATION

      During the year ended September 30, 2002, each Director received $1,000 per meeting as compensation for his service as a member of the Board of Directors. Directors who serve on board committees receive $500 per committee meeting.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

      Messrs. Levenick, Hudson, Moreland and Richard have employment agreements with the Company, which provide for minimum annual salaries of $262,500, $204,750, $150,000 and $130,000, respectively, over a three-year term ending December 2007, with certain change of control provisions. In the event of a change of control, the executive officers are entitled to immediate vesting of all restricted stock, performance units, stock options, stock appreciation rights, warrants and employee benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee consists of Jerrell G. Clay, Stephen P. Griggs and Raymond P. Landry. Jerrell G. Clay, Chairman of the Compensation Committee, has an ownership interest that is greater than 10% in, and is an executive officer of, a privately held corporation that was provided with certain office space and administrative services by the Company from 1997 to 1999. This corporation was indebted to the Company in the aggregate amount of $22,341 at September 30, 2001, which was the largest aggregate amount of indebtedness outstanding at any time during the fiscal year. This indebtedness was paid in full during the fiscal year ended September 30, 2002. The Estate of James T. Rash, the Company's former Chairman, Chief Executive and Financial Officer, has a 10% ownership interest in a privately held corporation controlled by Jerrell G. Clay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of December 31, 2004, the number of shares of Common Stock beneficially owned by (i) the only persons known to the Company to be the beneficial owners of more than 5% of its voting securities, (ii) each director and executive officer, as such terms are defined in Item 402 of Regulation S-K, of the Company individually and
      (iii) by all current directors and the executive officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                      Name and Address of Beneficial    Amount and Nature of        Percent of
Title of Class                    Owner                 Beneficial Ownership         Class (1)
--------------        ------------------------------    --------------------        ----------
Common Stock          Laurus Master Fund, Ltd.                     1,251,000(2)            6.1%
                      825 Third Avenue, 14th Floor
                      New York, New York 10022

Common Stock          Alliance Developments                        1,151,362(3)            5.5%
                      One Yorkdale Rd., Suite 510
                      North York, Ontario
                      M6A 3A1 Canada

Common Stock          James T. Rash (8)                              415,300(4)            2.0%
                      2900 Wilcrest, Suite 205
                      Houston, Texas 77042

Common Stock          Mark K. Levenick                               415,000(5)            2.0%
                      2310 McDaniel Dr.
                      Carrollton, Texas 75006

Common Stock          Jerrell G. Clay                                181,405                 *
                      2900 Wilcrest, Suite 245
                      Houston, Texas 77042

Common Stock          Michael F. Hudson                              263,700(6)            1.3%
                      2310 McDaniel Dr.
                      Carrollton, Texas 75006

Common Stock          Raymond P. Landry                               38,500                 *
                      2900 Wilcrest, Suite 205
                      Houston, Texas 77042

Common Stock          Stephen P. Griggs                                   --                 *
                      2900 Wilcrest, Suite 205
                      Houston, Texas 77042

Common Stock          Directors and Executive                      1,313,905(7)            6.2%
                      Officers as a group (6 persons)

------------------------
*     Less than one percent.

(1)   Based upon 20,677,210 shares outstanding as of December 31, 2004.

(2) The number of shares currently beneficially owned by Laurus is reflected above. In addition, Laurus could acquire the following additional shares, none of which could be acquired within 60 days of December 31, 2004: (i) 4,250,000 shares issuable upon exercise of outstanding warrants at an exercise price of $0.30 per share, (ii) 500,000 shares issuable upon exercise of outstanding warrants at an exercise price of $0.30 per share, and (iii) 24,226,627 shares issuable upon conversion of $7,267,988 in debt at $0.30 per share and 916,667 shares issuable upon conversion of $2,750,000 in debt at $3.00 per share. Assuming all such shares were acquired, together with the shares reflected above, Laurus would hold 29,893,293 shares, representing 61.6% of the Company's outstanding Common Stock. For more information, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" of this Annual Report.

(3) Includes 150,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at an exercise price of $0.45 per share.

(4) Includes 175 shares which could be acquired within 60 days upon exercise of outstanding options and warrants at exercise prices of (i) $1.25 per share as to 100,000 shares and (ii) $1.875 per share as to 75,000 shares.

(5) Includes 300,000 shares which could be acquired within 60 days upon exercise of outstanding warrants and options at exercise prices of (i) $1.25 per share as to 100,000 shares, (ii) $1.4375 per share as to 25,000 shares, (iii) $1.875 per share as to 75,000 shares and (iv) $2.50 per share as to 100,000 shares.

(6) Includes 150,500 shares which could be acquired within 60 days upon exercise of outstanding options and warrants at exercise prices of (i) $1.25 per share as to 67,000 shares, (ii) $1.875 per share as to 50,000 shares and (iii) $2.50 per share as to 33,500 shares. Included in the total amount beneficially owned by Mr. Hudson are 83,500 shares which are pledged to secure a loan from the Company.

(7) Includes the 175,000 shares referred to in Note (4) above, the 300,000 shares referred to in Note (5) above, and the 150,500 shares referred to in Note (6) above, which could be acquired within 60 days upon exercise of outstanding options and warrants.

(8) Mr. Rash died on December 19, 2004. These shares are held in the name of the Estate of James T. Rash.

      CHANGE IN CONTROL

      THE COMPANY COMPLETED FINANCING TRANSACTIONS WITH THE PURCHASER THAT RESULTED IN THE ISSUANCE OF $6,850,000 IN CONVERTIBLE NOTES AND 4,250,000 WARRANTS AND $3,350,000 IN CONVERTIBLE NOTES AND 500,000 WARRANTS IN 2003 AND 2004, RESPECTIVELY, AS DESCRIBED MORE FULLY IN ITEM 7., "MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS - SUBSEQUENT EVENTS" OF THIS ANNUAL REPORT. THESE NOTES AND WARRANTS, TOGETHER WITH THE 2003 FEE SHARES, ARE CONVERTIBLE INTO AN AGGREGATE OF 29,893,293 SHARES OF THE COMPANY'S COMMON STOCK. IN ADDITION, ON NOVEMBER 26, 2004 THE COMPANY ALSO ISSUED 1,251,000 SHARES OF COMMON STOCK TO THE PURCHASER IN FULL SATISFACTION OF CERTAIN FEES INCURRED IN CONNECTION WITH THE CONVERTIBLE TERM NOTES ISSUED IN THE FINANCING. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK, THE PURCHASER'S OWNERSHIP WOULD REPRESENT APPROXIMATELY 62% OF THE OUTSTANDING SHARES OF THE COMPANY, WHICH WOULD RESULT IN A CHANGE IN CONTROL OF THE COMPANY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In September 2000, the Company loaned $141,563 to Michael F. Hudson, Executive Vice President of the Company and Chief Operating Officer of the Company's principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, the Company loaned an additional $225,000 to Mr. Hudson in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Mr. Hudson are secured by a pledge of 83,500 shares of the Company's common stock. The note to Mr. Hudson in the amount of $141,563 relates to the exercise of certain stock option agreements. These notes were not repaid by Mr. Hudson upon maturity. The Company is negotiating with Mr. Hudson regarding satisfaction of these notes including, among other things, recoveries through certain salary and bonuses due to Mr. Hudson.

      During the year ended September 30, 2001, the Company loaned $75,625 to Eugene Moore, Senior Vice President of the Company, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The note from Mr. Moore was secured by a pledge of 50,000 shares of the Company's common stock. The note related to the exercise of certain stock option agreements. Mr. Moore died May 28, 2002. The Company subsequently forgave the remaining unpaid balance of $75,625 in exchange for the return of the 50,000 shares of the Company's common stock.

      At September 30, 2002, James T. Rash, Chairman and CEO of the Company, had outstanding promissory notes due to the Company in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. These notes were not repaid by Mr. Rash upon maturity. The Company also issued a convertible note in the amount of $100,000 payable to a private company controlled by Mr. Rash, in connection with the Financing. The note payable to Mr. Rash, which was convertible at any time into up to 250,000 shares of the Company's Common Stock, was paid in full in March 2004. Mr. Rash died December 19, 2004. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002 in connection with Mr. Rash's then pending retirement. The proceeds were assigned as collateral for the outstanding promissory notes due from Mr. Rash. This amount, which has not yet been received by the Company, will be applied to the repayment of the notes. The remaining receivable amounts will be collected from anticipated bonuses due to Mr. Rash.

      From 1994 to 1997, the Company had provided certain office space and administrative services to two privately held entities with which Mr. Rash previously had an affiliation. The entities are indebted to the Company in the aggregate amount of $215,866, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year ended September 30, 2002. During the fiscal year ended September 30, 2002, the Company wrote off $182,492 deemed to be uncollectible. The Company is uncertain about the collectibility of the remaining balance of $33,374, and established a reserve for losses from these accounts in such amount.

      From 1997 to 1999, the Company had provided certain office space and administrative services to a privately held corporation in which Mr. Rash and Jerrell G. Clay, a Director of the Company, each have a greater than 10% ownership interest and Mr. Clay is an executive officer. This corporation was indebted to the Company in the aggregate amount of $22,341 at September 30, 2001, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year. This amount was paid in full during fiscal year 2002.

      Leonard L. Carr, a vice president of the Company, is the son-in-law of Mr. Rash, the Company's former CEO, CFO and Chairman of the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      A. AUDIT FEES

      The aggregate fees billed to date by KPMG LLP for professional services rendered for (i) the audit of our annual financial statements set forth in the 2002 Annual Report and (ii) the reviews of interim financial statements included in the Quarterly Reports on Form 10-Q for the fiscal year 2002 were $141,600. The aggregate fees billed by KPMG LLP for professional services rendered for (i) the audit of our annual financial statements set forth in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001, and (ii) the reviews of interim financial statements included in the Quarterly Reports on Form 10-Q for that fiscal year were $132,400.

      B. AUDIT-RELATED FEES

      There were no audit-related services billed by KPMG for the fiscal year ended September 30, 2002. The aggregate fees billed by KPMG LLP for audit-related services for the fiscal year ended September 30, 2001 were $23,600. These fees related to a review of option and warrant calculations and a review of responses to comment letters from the SEC.

      C. TAX FEES

      The aggregate fees billed by KPMG LLP for tax services for the fiscal year ended September 30, 2002 were $42,900. The aggregate fees billed by KPMG LLP for tax services for the fiscal year ended September 30, 2001 were $41,000.

      D. ALL OTHER FEES

      There were no fees for other professional services rendered during the fiscal years ended September 30, 2002 and 2001.

      The Audit Committee has advised the Company that it has determined that the non-audit services rendered by KPMG LLP during the most recent fiscal year are compatible with maintaining the independence of such auditors.

      The Audit Committee's policy has previously been to approve all professional fees associated with audit, tax and audit-related work proposed to the Company by KPMG LLP upon completion of the work. However, the Company changed the policy effective July 1, 2004 to require the Audit Committee to pre-approve all professional fees associated with audit, tax and audit-related services as they are proposed to the Company by KPMG LLP and other professional service firms. The Audit Committee approved of 100% of the services described in each of sections A - D above pursuant to 17 CFR 210.2-01(C)(7)(i)(C).

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED

      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The audited consolidated financial statements and related financial statement schedules of the Company and the report of its independent certified public accountants required by Item 8. of Form 10-K and Regulation S-X are filed as a part of this Annual Report, as set forth in the accompanying Index to Financial Statements. Such audited financial statements and related financial statement schedules include, in the opinion of management of the Company, all required disclosures in the notes thereto.

      EXHIBITS

      The Exhibits required by Item 601 of Regulation S-K and Regulation S-X are filed as a part of this Report, are listed in the accompanying Index to Exhibits.

(B) REPORTS ON FORM 8-K

      The Company filed three (3) reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2002 on the following dates:

          1. Form 8-K, filed on August 19, 2002;

          2. Form 8-K, filed on August 21, 2002; and

          3. Form 8-K, filed on September 3, 2002.

      All three (3) of the Forms 8-K filed in the fourth quarter of the fiscal year ended September 30, 2002 were filed under Item 5. - Other Events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIDEL TECHNOLOGIES, INC.
                                   (Company)

January 31, 2005                   /s/ MARK K. LEVENICK
                                   ---------------------------------------------
                                   Mark K. Levenick
                                   Interim Chief Executive Officer and Principal
                                   Executive Officer

January 31, 2005                   _____________________________________________

                                   Principal Financial Officer (1)

(1) James T. Rash, the Company's former Chairman, Chief Executive Officer and Chief Financial Officer, died on December 19, 2004. The Company appointed
Mark K. Levenick to the position of Interim Chief Executive Officer but no permanent Chairman, Chief Executive Officer or Chief Financial Officer has been hired or appointed as of the date hereof.

                                POWER OF ATTORNEY

Tidel Technologies, Inc. and each of the undersigned do hereby appoint Mark K. Levenick its or his true and lawful attorney to execute on behalf of Tidel Technologies, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURE                                 TITLE                      DATE
            ---------                                 -----                      ----
/s/ JERRELL G. CLAY                            Director                    January 31, 2005
-----------------------------------
Jerrell G. Clay

/s/ MARK K. LEVENICK                           Interim Chief               January 31, 2005
-----------------------------------            Executive Officer,
Mark K. Levenick                               President and Director

/s/ MICHAEL F. HUDSON                          Executive Vice              January 31, 2005
-----------------------------------            President and
Michael F. Hudson                              Director

/s/ RAYMOND P. LANDRY                          Director                    January 31, 2005
-----------------------------------
Raymond P. Landry

/s/ STEPHEN P. GRIGGS                          Director                    January 31, 2005
-----------------------------------
Stephen P. Griggs

                                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS OF TIDEL TECHNOLOGIES, INC.
         AND SUBSIDIARIES

         Report of Independent Registered Public Accounting Firm                                          F-2

         Consolidated Balance Sheets - September 30, 2002 and 2001                                        F-3

         Consolidated Statements of Operations for the years ended
                  September 30, 2002, 2001 and 2000                                                       F-4

         Consolidated Statements of Comprehensive Income (Loss) for
                  the years ended September 30, 2002, 2001 and 2000                                       F-5

         Consolidated Statements of Shareholders' Equity (Deficit) for the years
                  ended September 30, 2002, 2001 and 2000                                                 F-6

         Consolidated Statements of Cash Flows for the years ended
                  September 30, 2002, 2001 and 2000                                                       F-7

         Notes to Consolidated Financial Statements                                                       F-8

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES OF TIDEL TECHNOLOGIES, INC.
         AND SUBSIDIARIES

         The following schedules are filed as part of this Annual Report on Form 10-K:

         Schedule I        Condensed Financial Information of Registrant                                  S-1

         Schedule II       Valuation and Qualifying Accounts                                              S-7

All other schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit as of September 30, 2002 that raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      KPMG LLP

Houston, Texas
January 10, 2003, except as to Note 17, which is as of January 28, 2005

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
ASSETS

Current Assets:
    Cash and cash equivalents                                    $  1,237,844      $  3,266,236
    Restricted cash                                                 2,213,233                --
    Trade accounts receivable, net of allowance of
        $22,250,000 and $21,427,042, respectively                   3,657,710         7,036,433
    Notes and other receivables, net of allowance of
        $5,463,416 and $4,000,000, respectively                     2,166,558         1,357,394
    Federal income tax receivable                                          --         5,596,383
    Inventories                                                     7,639,085        11,015,221
    Prepaid expenses and other                                        348,807           525,224
                                                                 ------------      ------------
            Total current assets                                   17,263,237        28,796,891

Property, plant and equipment, at cost                              5,049,092         6,006,426
    Accumulated depreciation                                       (3,775,624)       (4,006,432)
                                                                 ------------      ------------
        Net property, plant and equipment                           1,273,468         1,999,994

Intangible assets, net of accumulated amortization
    of $1,701,073 and $1,199,579, respectively                             --           501,494
Notes receivable                                                    1,143,554         2,277,675
Other assets                                                          226,575           260,762
                                                                 ------------      ------------
        Total assets                                             $ 19,906,834      $ 33,836,816
                                                                 ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Short-term debt, including current maturities
        of long-term debt                                        $  2,000,000      $  5,328,000
    Convertible debentures                                         18,000,000        18,000,000
    Accounts payable                                                1,718,314         2,795,063
    Accrued interest payable                                        3,673,000           936,833
    Reserve for settlement of class action litigation               1,564,490                --
    Other accrued liabilities                                       1,531,021         1,487,064
                                                                 ------------      ------------
        Total current liabilities                                  28,486,825        28,546,960

Long-term debt, net of current maturities                                  --            96,000
                                                                 ------------      ------------
        Total liabilities                                          28,486,825        28,642,960
                                                                 ------------      ------------

Commitments and contingencies

Shareholders' Equity (Deficit):
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares              174,262           174,262
    Additional paid-in capital                                     19,275,433        19,245,958
    Accumulated deficit                                           (27,700,743)      (13,623,065)
    Stock subscriptions receivable                                   (217,188)         (217,188)
    Accumulated other comprehensive loss                             (111,755)         (386,111)
                                                                 ------------      ------------
        Total shareholders' equity (deficit)                       (8,579,991)        5,193,856
                                                                 ------------      ------------
        Total liabilities and shareholders' equity (deficit)     $ 19,906,834      $ 33,836,816
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED SEPTEMBER 30,
                                                        ------------------------------------------------
                                                            2002              2001              2000
                                                        ------------      ------------      ------------
Revenues                                                $ 19,442,224      $ 36,086,338      $ 72,931,388
Cost of sales                                             15,051,784        24,384,224        45,015,368
                                                        ------------      ------------      ------------
    Gross profit                                           4,390,440        11,702,114        27,916,020

Selling, general and administrative                        9,770,237        10,351,803        10,608,302
Provision for doubtful accounts                            2,985,744        25,025,000           500,000
Provision for settlement of class action litigation        1,564,490                --                --
Depreciation and amortization                              1,158,742         1,089,466         1,367,964
Impairment of goodwill and other intangible assets           463,590                --                --
                                                        ------------      ------------      ------------
    Operating income (loss)                              (11,552,363)      (24,764,155)       15,439,754

Other expense:
    Interest expense, net                                  2,530,971         4,593,661           432,361
    Write-down of investment in 3CI                          288,326                --         1,000,000
                                                        ------------      ------------      ------------
        Total other expense                                2,819,297         4,593,661         1,432,361
                                                        ------------      ------------      ------------
Income (loss) before taxes                               (14,371,660)      (29,357,816)       14,007,393

Income tax expense (benefit)                                (293,982)       (3,416,030)        4,838,000
                                                        ------------      ------------      ------------
Net income (loss)                                       $(14,077,678)     $(25,941,786)     $  9,169,393
                                                        ============      ============      ============
Basic earnings (loss) per share:

    Net income (loss)                                   $      (0.81)     $      (1.49)     $       0.55
                                                        ============      ============      ============
    Weighted average common shares
        outstanding                                       17,426,210        17,411,826        16,630,482
                                                        ============      ============      ============
Diluted earnings (loss) per share:
    Net income (loss)                                   $      (0.81)     $      (1.49)     $       0.50
                                                        ============      ============      ============
    Weighted average common and
        dilutive shares outstanding                       17,426,210        17,411,826        18,594,557
                                                        ============      ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                              YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------
                                                        2002              2001              2000
                                                    ------------      ------------      ------------
Net income (loss)                                   $(14,077,678)     $(25,941,786)     $  9,169,393

Other comprehensive income:
    Unrealized gain (loss) on investment in 3CI          (13,970)           50,639          (130,962)
    Less: reclassification adjustment for loss
              included in net income (loss)              288,326                --         1,000,000
                                                    ------------      ------------      ------------
        Other comprehensive income                       274,356            50,639           869,038
                                                    ------------      ------------      ------------
Comprehensive income (loss)                         $(13,803,322)     $(25,891,147)     $ 10,038,431
                                                    ============      ============      ============


See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              RETAINED
                                     SHARES                    ADDITIONAL     EARNINGS                         TOTAL
                                   ISSUED AND      COMMON       PAID-IN     (ACCUMULATED                    SHAREHOLDERS'
                                  OUTSTANDING      STOCK        CAPITAL       DEFICIT)         OTHER           EQUITY
                                  ------------  ------------  ------------  ------------    ------------    ------------
Balance, September 30, 1999         16,067,968  $    160,680  $ 15,160,307  $  3,149,328    $ (1,687,851)   $ 16,782,464

Exercise of warrants and options     1,308,242        13,082     1,336,082            --        (141,563)      1,207,601
Tax benefit from exercise
   of warrants                              --            --     1,102,762            --              --       1,102,762
Issuance of warrants
   in connection with
   convertible debentures                   --            --     1,571,682            --              --       1,571,682
Deferred financing costs                    --            --            --            --        (416,525)       (416,525)
Payments of stock subscriptions             --            --            --            --         382,063         382,063
Net income                                  --            --            --     9,169,393              --       9,169,393
Unrealized loss on
   investment in 3CI                        --            --            --            --        (130,962)       (130,962)
Reclassification adjustment for
   realized loss on investment
   in 3CI included in net income            --            --            --            --       1,000,000       1,000,000
                                  ------------  ------------  ------------  ------------    ------------    ------------

Balance, September 30, 2000         17,376,210       173,762    19,170,833    12,318,721        (994,838)     30,668,478

Exercise of options                     50,000           500        75,125            --         (75,625)             --
Deferred financing costs                    --            --            --            --         416,525         416,525
Net loss                                    --            --            --   (25,941,786)             --     (25,941,786)
Unrealized gain on
   investment in 3CI                        --            --            --            --          50,639          50,639
                                  ------------  ------------  ------------  ------------    ------------    ------------

Balance, September 30, 2001         17,426,210       174,262    19,245,958   (13,623,065)       (603,299)      5,193,856

Net loss                                    --            --            --   (14,077,678)             --     (14,077,678)
Tax benefit from disqualifying
   disposition of ISO's                     --            --        29,475            --              --          29,475
Unrealized loss on
   investment in 3CI                        --            --            --            --         (13,970)        (13,970)
Reclassification adjustment for
   realized loss on investment
   in 3CI included in net loss              --            --            --            --         288,326         288,326
                                  ------------  ------------  ------------  ------------    ------------    ------------

Balance, September 30, 2002         17,426,210  $    174,262  $ 19,275,433  $(27,700,743)   $   (328,943)   $ (8,579,991)
                                  ============  ============  ============  ============    ============    ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                 ------------------------------------------------
                                                                     2002              2001             2000
                                                                 ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                            $(14,077,678)     $(25,941,786)     $  9,169,393
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                               1,158,742         1,089,466         1,367,964
        Provision for doubtful accounts                             2,985,744        25,025,000           500,000
        Provision for settlement of class action litigation         1,564,490                --                --
        Impairment of goodwill and other intangible assets            463,590                --                --
        Amortization of debt discount and financing costs                  --         2,973,464                --
        Deferred income taxes                                              --         1,672,817          (738,736)
        Tax benefits from exercise of warrants and
         disqualifying disposition of ISO's                            29,475                --         1,102,762
        Write-down of investment in 3CI                               288,326                --         1,000,000
        Changes in assets and liabilities:
            Trade accounts receivable, net                          2,038,887          (715,749)      (14,531,078)
            Notes and other receivables                            (1,320,951)       (6,624,952)         (112,749)
            Federal income tax receivable                           5,596,383        (3,982,854)         (752,595)
            Inventories                                             3,376,136           907,316        (4,286,751)
            Prepaid expenses and other assets                         196,634          (211,801)       (1,522,811)
            Accounts payable and accrued liabilities                1,703,375        (6,248,042)        4,067,097
                                                                 ------------      ------------      ------------
        Net cash provided by (used in) operating activities         4,003,153       (12,057,121)       (4,737,504)
                                                                 ------------      ------------      ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                       (394,312)         (771,835)       (1,230,178)
                                                                 ------------      ------------      ------------
        Net cash used in investing activities                        (394,312)         (771,835)       (1,230,178)
                                                                 ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible debentures                       --                --        18,000,000
    Proceeds from borrowings under revolving credit note                   --                --           305,366
    Repayments of notes payable                                    (3,424,000)         (128,000)         (128,000)
    Proceeds from exercise of warrants and options                         --                --         1,207,601
    Increase in restricted cash                                    (2,213,233)               --                --
    Payments of stock subscriptions receivable                             --                --           382,063
                                                                 ------------      ------------      ------------
        Net cash provided by (used in) financing activities        (5,637,233)         (128,000)       19,767,030
                                                                 ------------      ------------      ------------
        Net increase (decrease) in cash and cash equivalents       (2,028,392)      (12,956,956)       13,799,348

Cash and cash equivalents at beginning of period                    3,266,236        16,223,192         2,423,844
                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of period                       $  1,237,844      $  3,266,236      $ 16,223,192
                                                                 ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $    326,313      $  1,570,886      $    529,242
                                                                 ============      ============      ============
    Cash paid for taxes, net of refunds receivable               $ (5,919,840)     $         --      $  4,770,100
                                                                 ============      ============      ============

Supplemental disclosure of non-cash financing activities:
    Notes received for exercise of stock options                 $         --      $     75,625      $    141,563
                                                                 ============      ============      ============
    Discount on long-term debt for detachable warrants           $         --      $         --      $  1,155,157
                                                                 ============      ============      ============
    Warrants issued for deferred financing costs                 $         --      $         --      $    416,525
                                                                 ============      ============      ============
    Inventory acquired for reduction in accounts receivable      $         --      $  1,822,450      $         --
                                                                 ============      ============      ============

See accompanying notes to consolidated financial statements.

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2002, 2001 AND 2000

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Tidel Technologies, Inc. (the "Company") is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines ("ATMs") and electronic cash security systems ("TACC" and "Sentinel"), primarily in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation format. In addition, the Company reclassified certain prior year balances that resulted in shareholders' equity increasing by $1,800,000 at September 30, 2000. These reclassifications related primarily to the tax effect of exercises of options and warrants and had no impact on retained earnings or net income in any period.

CASH AND CASH EQUIVALENTS

For purposes of consolidated financial statement presentation and reporting cash flows, all liquid investments with original maturities at the date of purchase of three months or less are considered cash equivalents. Restricted cash is primarily collateral for a revolving credit facility.

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

INTANGIBLE ASSETS

All intangible assets are amortized using the straight-line method over a period ranging from 5 to 10 years, with the exception of goodwill. For fiscal years 2000 and 2001 goodwill was amortized over 40 years, but during fiscal year 2002 the goodwill was deemed impaired and was written off in its entirety.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,700,000, $2,500,000 and $2,600,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all non-equity holder changes in stockholders' equity. As of September 30, 2002 and 2001, the Company's only component of accumulated other comprehensive loss relates to unrealized losses on its investment in 3CI.

NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), the Company computes and presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities), which are convertible into common stock. Dilutive EPS reflects the potential dilution from options, warrants and convertible securities.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", provided that expanded footnote disclosure is presented. The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and warrants under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated as follows:

                                                           2002               2001                 2000
                                                      --------------      --------------      --------------
   Net income (loss) as reported..................    $  (14,077,678)     $  (25,941,786)     $    9,169,393
   Deduct: Total stock-based employee.............
   compensation expense determined under FAS 123,
   net of taxes...................................           (50,633)           (407,390)           (197,137)
                                                      --------------      --------------      --------------
   Net income (loss), pro forma...................    $  (14,128,311)     $  (26,349,176)     $    8,972,256
                                                      ==============      ==============      ==============
Basic earnings (loss) per share:
   As reported....................................             (0.81)              (1.49)               0.55
   Pro forma......................................             (0.81)              (1.51)               0.54
Diluted earnings (loss) per share:
   As reported....................................             (0.81)              (1.49)               0.50
   Pro forma......................................             (0.81)              (1.51)               0.48

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets." Under SFAS No. 142, existing goodwill is no longer amortized, but is tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 required the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The Company adopted SFAS No. 142 effective October 1, 2002. However, during the year ended September 30, 2002, the Company recorded a impairment charge against its remaining goodwill balance. Therefore, the adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial statements.

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and became effective on October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections," was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions, as well as other items. As a result, gains or losses arising from the extinguishment of debt are no longer reported as extraordinary items. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, An Amendment of FAS No. 123." This statement addresses the acceptable transitional methods when the fair value method of accounting for stock-based compensation covered in SFAS No. 123 is elected. Additionally, the statement prescribes tabular disclosure of specific information in the "Summary of Significant Accounting Policies" regardless of the method used and also required interim disclosure of similar information. The Company has adopted this statement effective with the fiscal year ending September 30, 2002. The Company has not elected the fair value method, but continues accounting for stock-based compensation by the intrinsic method prescribed by APB Opinion 25. The disclosures required by SFAS No. 148 are included in the Summary of Significant Accounting Policies.

In November 2002, FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others. " FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issues by an entity, including tabular presentation of the changes affecting an entity's aggregate product warranty liability.

The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123R will be effective for the Company's fourth quarter of fiscal 2005. The Company has not yet determined the impact of adopting this standard.

(2)   LIQUIDITY

In 2002, the Company experienced a net loss of approximately $14,078,000 and had a working capital deficit of approximately $11,224,000 and a stockholders' deficit of $8,580,000 as of September 30, 2002. This was primarily due to a decrease in revenues from both the loss of CCC as a customer in 2001 and a general deterioration of the ATM market. This decline in financial condition is serious, and if the operating conditions do not improve there can be no assurance the Company will continue operations. As discussed in Note 17, the Company has a $1,250,000 purchase order financing facility through November 26, 2005. There can be no assurance that this facility will be sufficient to meet the Company's current working capital needs or that the Company will have sufficient working capital in the future. If the Company needs to seek additional financing, there can be no assurances that the Company will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon the financial condition of the Company.

(3)   MAJOR CUSTOMERS AND CREDIT RISKS

The Company generally retains a security interest in the underlying equipment that is sold to customers until it receives payment in full. The Company would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.

The Company had no customer that accounted for more than 10% of net sales for the fiscal year ended September 30, 2002. The Company had sales to its former largest customer, Credit Card Center ("CCC"), that accounted for 33% and 61% of the Company's net sales for the fiscal years ending September 30, 2001 and 2000, respectively. During January 2001, the Company became aware that CCC was experiencing financial difficulties and sales to this customer were discontinued. See further discussion of CCC and related charges in Note 14. During the year ended September 30, 2001, the Company recorded reserves of approximately $24.1 million. As of September 30, 2002, the Company's remaining receivable from CCC has been reduced to $500,000. See Note 17 for additional information on this receivable.

In addition, the Company had sales to one major customer other than CCC that accounted for 19% and 7% of net sales for the fiscal years ending September 30, 2001 and 2000, respectively.

Sales to customers outside the United States, as a percentage of total revenues, were approximately 13%, 7% and 6% in the fiscal years ended September 30, 2002, 2001 and 2000, respectively. All of the Company's sales are transacted in U.S. dollars.

(4)   NOTES AND OTHER RECEIVABLES

The current and long-term portion of notes and other receivables consisted of the following at September 30, 2002 and 2001:

                                       2002             2001
                                    -----------      -----------
Notes receivable:
   CCC............................  $ 3,800,000      $ 3,800,000
   Other trade notes..............    3,158,738        2,061,158
   Officers.......................    1,368,554        1,068,554
Other accounts receivable.........      446,236          705,357
                                    -----------      -----------
                                      8,773,528        7,635,069
Allowance for doubtful accounts...   (5,463,416)      (4,000,000)
                                    -----------      -----------
                                    $ 3,310,112      $ 3,635,069
                                    ===========      ===========

The notes due from CCC and other trade accounts were secured, bear interest at 12%, and are due at varying dates. See further discussion of CCC and related charges in Note 15. All of the notes receivable from CCC have been fully reserved as of September 30, 2002. The notes due from officers bear interest at 10% and were due at varying dates. Non-trade accounts also include amounts due from entities with affiliations with related parties as described in Note 16. The "Other trade notes" amounts include a $500,000 note due from CashWorks, Inc.
- see Note 17 for events relating to this note receivable subsequent to year end.

(5)   INVENTORIES

Inventories consisted of the following at September 30, 2002 and 2001:

                                                 2002              2001
                                             ------------      ------------
Raw materials..............................  $  5,268,378      $  7,356,316
Work in process............................            --                --
Finished goods.............................     3,309,622         1,926,505
Inventory repurchased from estate of CCC...       392,278         1,822,450
Other......................................        68,807                --
                                             ------------      ------------
                                                9,039,085        11,105,271
Inventory reserve..........................    (1,400,000)          (90,050)
                                             ------------      ------------
                                             $  7,639,085      $ 11,015,221
                                             ============      ============

(6)   INVESTMENT IN 3CI

The Company owned 698,464 shares of 3CI common stock at September 30, 2002 and 2001 with a market value of $167,631 ($.24 per share) and $181,601 ($.26 per share), respectively. The Company recorded unrealized gain (loss) of ($13,970), $50,639 and ($130,962) as components of other comprehensive income for the years ended September 30, 2002, 2001 and 2000, respectively. Such investment is included in Other Assets in the accompanying consolidated balance sheets. The value of the investment in the 698,464 shares of 3CI was written down by $288,000 in fiscal 2002 to reflect a carrying amount of $0.40 per share, the high price at which the stock was traded in fiscal year 2002. In addition, the Company recorded a write down of $1,000,000 in fiscal 2000 related to their investment. The change in the carrying value of the 3CI shares is reflected in the Accumulated Other Comprehensive Loss account in the Shareholders' Equity (Deficit) section of the Consolidated Balance Sheet.

(7)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2002 and 2001:

                                                  2002           2001        Useful Life
                                               ----------     ----------     ------------
Machinery and equipment ....................   $3,085,186     $3,957,255     2 - 10 years
Computer equipment and systems..............      934,502        990,074      2 - 7 years
Furniture, fixtures and other improvements..    1,029,404      1,059,097      3 - 5 years
                                               ----------     ----------
                                               $5,049,092     $6,006,426
                                               ==========     ==========

Depreciation expense was $1,120,838, $1,051,559 and $1,245,653 for the years ended September 30, 2002, 2001 and 2000, respectively. Repairs and maintenance expense was $145,437, $99,638 and $111,711 for the years ended September 30, 2002, 2001 and 2000, respectively.

(8)   INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2002 and 2001:

                                                             2002               2001
                                                        --------------      -----------
Electronic cash security systems:
   Software.....................................        $      350,000      $   350,000
   Proprietary technology ......................               417,000          417,000
Other ..........................................               350,849          350,849
Goodwill .......................................               583,224          583,224
Accumulated amortization .......................            (1,701,073)      (1,199,579)
                                                        --------------      -----------
                                                        $           --      $   501,494
                                                        ==============      ===========

Due to the Company's recurring operating losses, the intangible assets were deemed impaired during fiscal year 2002 and were written off in their entirety. As a result, the Company recognized a charge of $463,590, primarily related to the remaining book value of the goodwill prior to the impairment charge.

(9)   LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2002 and 2001:

                                                        2002             2001
                                                     -----------      -----------
Revolving credit note payable to bank, due
   June 30, 2003, interest payable monthly
   at prime (4.75% and 6.0% at September 30,
   2002 and 2001, respectively) ...................  $ 2,000,000      $ 5,200,000
Term note payable to bank, payable in quarterly
   installments of $32,000 plus accrued interest
   at 8.4% through May 30, 2003 (Paid April 30,
   2002) ..........................................           --          224,000
                                                     -----------      -----------
Total short-term and long-term debt ...............    2,000,000        5,424,000
   Less: current maturities .......................   (2,000,000)      (5,328,000)
                                                     -----------      -----------
Long-term debt, less current maturities ...........  $        --      $    96,000
                                                     ===========      ===========

As of September 30, 2002, the Company's wholly-owned subsidiary was a party to a credit agreement with a bank (the "First Lender") (as amended, the "Revolving Credit Facility"), which was amended on

April 30, 2002, August 30, 2002 and December 30, 2002 to provide for, among other things, an extension of the maturity date until June 30, 2003; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; and a modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge was $2,200,000 and is recorded as restricted cash in the September 30, 2002 consolidated balance sheet. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility compared to $5,200,000 at September 30, 2001. At September 30, 2002, the Company was in compliance with the terms of the credit agreement or had received waivers for covenant violations. See Note 17 for resolution of the Revolving Credit Facility subsequent to year end.

CONVERTIBLE DEBENTURES

In September 2000, the Company issued to two investors (individually, the "Holder", or collectively, the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's Common Stock at a price of $9.50 per share. In addition, the Company issued warrants to the Holders to purchase 378,947 shares of the Company's Common Stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share.

In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. Accordingly, the principal amount of $18,000,000, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and at September 30, 2002, did not have the funds available to make such payments. At September 30, 2002, the Company was party to Subordination Agreements (the "Subordination Agreements") with each Holder and the First Lender which provided, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii) against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. Subsequent to year end, the warrants and Convertible Debentures were retired in connection with the Financing as discussed in Note 17.

(10)  ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at September 30, 2002 and 2001:

                                    2002           2001
                                 ----------     ----------
Reserve for warranty charges..   $  513,345     $  628,847
Taxes:
      Sales and use...........       71,036        139,578
      Ad valorem..............      273,494        258,598
Wages and related benefits....      326,080        290,096
Other.........................      347,066        169,945
                                 ----------     ----------
                                 $1,531,021     $1,487,064
                                 ==========     ==========

(11)  WARRANTS

The Company's registration statement covering the offering and sale by selling shareholders of the Common Stock underlying all of the Company's then outstanding warrants was effective January 1997 through December 2002. The warrants related to grants made in connection with debt and equity issues, acquisitions, directors' remuneration (see Note 12) and various services rendered. During the year ended September 30,

2000 warrants to purchase 1,055,692 shares of Common Stock were exercised generating proceeds of $995,587. No warrants were exercised during the years ended September 30, 2001 and 2002.

During the year ended September 30, 2001, the Company issued warrants to purchase 300,000 shares of Common Stock at an exercise price of $2.91 (such price being equal to the fair market value of the Common Stock at the date of the grant) in connection with directors' remuneration. No warrants were issued during the year ended September 30, 2002. At September 30, 2002, the Company had outstanding warrants to purchase 993,420 shares of Common Stock that expire at various dates through September 2005. The warrants have exercise prices ranging from $2.91 to $11.27 per share and, if exercised, would generate proceeds to the Company of approximately $7,300,000. See Note 17 for a discussion of warrants issued subsequent to September 30, 2002.

(12)  EMPLOYEE STOCK OPTION PLANS

The Company adopted a Long-Term Incentive Plan in 1997 (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of the Company's Common Stock. Options are granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. At September 30, 2002, there were 974,700 options outstanding and 981,000 shares available for grant under the 1997 Plan.

The Company's predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the "1989 Plan"), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of Common Stock, of which 70,000 were outstanding at September 30, 2002.

In addition to stock options granted under the 1997 Plan and 1989 Plan noted above, the Company has issued warrants to the Company's directors for remuneration (see Note 11).

The weighted-average fair value per share of stock options and warrants issued to employees and directors granted during 2002, 2001 and 2000 was $0.26, $1.59 and $1.17, respectively, on the date of grant, using the Black Scholes model with the following assumptions: a risk-free interest rate of 3.42%, expected life of 4 years, expected volatility of 80%, and an expected dividend yield of 0% for the 2002 granted options/warrants; a risk-free interest rate of 5.00%, expected life of 3 years, expected volatility of 80%, and an expected dividend yield of 0% for the 2001 granted options/warrants; and a risk-free interest rate of 5.16%, expected life of 4 years, expected volatility of 80%, and an expected dividend yield of 0% for the 2000 granted options/warrants.

At September 30, 2002, the range of exercise prices was $0.88 to $1.44 per share under the 1989 Plan, $0.42 to $2.50 per share under the 1997 Plan, and $2.91 per share for warrants issued to directors. At September 30, 2002 and 2001, the weighted-average remaining contractual life of the outstanding options was 5.7 years and 6.1 years, respectively. Combined stock option and directors' warrant activity during the periods indicated was as follows:

                                      Number of  Weighted average
                                       shares     exercise price
                                       ------    --------------
Balance at October 1, 1999 .........  1,860,750      $1.39
   Granted .........................    277,500       1.88
   Exercised .......................   (552,550)     (1.08)
                                      ---------
   Balance at September 30, 2000 ...  1,585,700       1.58
   Granted .........................    300,000       2.91
   Exercised .......................    (50,000)     (1.51)
   Canceled ........................   (173,000)     (1.02)
                                      ---------
   Balance at September 30, 2001 ...  1,662,700       1.88
   Granted .........................     55,000       0.42
   Canceled ........................   (373,000)     (1.51)
                                      ---------
Balance at September 30, 2002 ......  1,344,700       1.93
                                      =========

The above table includes warrants issued for directors' remuneration that are also included in outstanding warrants in Note 11 (300,000 such warrants outstanding as of September 30, 2002). At September 30, 2002 and 2001, the number of options exercisable was 533,800 and 408,800, respectively, at weighted average prices of $1.80 per share and $2.06 per share, respectively.

(13)  INCOME TAXES

Income tax expense (benefit) attributable to income from operations consisted of the following for the years ended September 30, 2002, 2001 and 2000:

                                              2002             2001             2000
                                           -----------      -----------      -----------
Federal current tax expense (benefit) ...  $  (293,982)     $(5,088,846)     $ 5,576,736
Federal deferred tax expense (benefit) ..           --        1,672,817         (738,736)
State tax expense .......................           --               --               --
                                           -----------      -----------      -----------
                                           $  (293,982)     $(3,416,029)     $ 4,838,000
                                           ===========      ===========      ===========

Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to income (loss) before taxes as a result of the following:

                                                     2002             2001             2000
                                                  -----------      -----------      -----------
Computed "expected" tax expense (benefit) ......  $(4,886,364)     $(9,981,657)     $ 4,762,514
Change in valuation allowances .................    3,606,770        5,808,678               --
State taxes, net of benefit ....................           --               --               --
Nondeductible items and permanent differences ..      985,612          977,034           46,687
Other ..........................................           --         (220,084)          28,799
                                                  -----------      -----------      -----------
                                                  $  (293,982)     $(3,416,029)     $ 4,838,000
                                                  ===========      ===========      ===========

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2002 and 2001:

                                                               2002              2001
                                                           ------------      ------------
Deferred tax assets:
   Fixed assets ........................................   $    300,078      $    250,260
   Intangible assets ...................................        628,944           456,534
   Accounts receivable .................................      1,565,298           485,194
   Inventories .........................................        793,506           301,681
   Investment in 3CI ...................................        703,032           605,001
   Accrued expenses ....................................        816,431           324,467
   Other ...............................................         39,332                --
   Minimum tax credit ..................................        144,575           481,067
   Net operating losses ................................      5,990,579         3,169,475
                                                           ------------      ------------
      Total gross deferred tax assets ..................     10,981,775         6,073,679
   Less: valuation allowance ...........................    (10,981,775)       (6,073,679)
                                                           ------------      ------------
      Net deferred tax assets ..........................             --                --
   Other deferred tax liabilities ......................             --                --
                                                           ------------      ------------
Net deferred tax assets ................................   $         --      $         --
                                                           ============      ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods. Of the total valuation allowance for the year ended September 30, 2002, approximately $1.3 million relates to stock option compensation deductions. The tax benefits associated with stock option deductions will be credited to equity when realized.

As of September 30, 2002, the Company has remaining net operating losses of approximately $17,619,000 that will be available to offset U.S. Federal taxable income generated in future years. Net operating losses of $11,253,000 and $6,366,000 will expire in 2021 and 2022 respectively.

Due to certain terms of the Company's subordinated debentures, the interest expense related to such debentures is not deductible for tax purposes.

The tax benefits associated with the exercise of compensatory stock options and warrants increased the federal income tax receivable by $1,103,000 during the year ended September 30, 2000. The benefit was recorded as an increase to additional paid-in capital.

(14)  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2002, 2001 and 2000:

                                                                              Weighted
                                             Net Income      Average Shares  Per Share
                                               (Loss)         Outstanding      Amount
                                            ------------      ------------     -----
Year Ended September 30, 2002:
Basic earnings (loss) per share..........   $(14,077,678)       17,426,210     $(0.81)
Effect of dilutive warrants and options..             --                --         --
                                            ------------      ------------     ------
Diluted earnings (loss) per share........   $(14,077,678)       17,426,210     $(0.81)
                                            ============      ============     ======
Year Ended September 30, 2001:
Basic earnings (loss) per share..........   $(25,941,786)       17,411,826     $(1.49)
Effect of dilutive warrants and options..             --                --         --
                                            ------------      ------------     ------
Diluted earnings (loss) per share........   $(25,941,786)       17,411,826     $(1.49)
                                            ============      ============     ======
Year Ended September 30, 2000:
Basic earnings per share.................   $  9,169,393        16,630,482     $ 0.55
Effect of dilutive warrants and options..         38,081         1,964,075      (0.05)
                                            ------------      ------------     ------
Diluted earnings per share...............   $  9,207,474        18,594,557     $ 0.50
                                            ============      ============     ======

Common stock equivalents consisting of warrants, options and convertible debt of 3,932,857, 4,250,857, and 2,229,782 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the years ended September 30, 2002, 2001 and 2000, respectively.

(15)  COMMITMENTS AND CONTINGENCIES

CREDIT CARD CENTER

CCC, the Company's largest customer in 2000 and 2001, filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. On or about April 22, 2002, the bankruptcy case was converted to a Chapter 7 case and the Court subsequently appointed a Trustee. At the time the original petition was filed, CCC owed the Company approximately $27 million, excluding any amounts for interest, attorney's fees and other charges. As of September 30, 2001, the Company had recouped inventory from the estate of CCC recorded at an approximate value of $3 million. At the time of the bankruptcy filing, the obligation was secured by a collateral pledge of accounts receivable, inventories and transaction income, although the value of the Company's collateral is unclear. Based upon analysis by the Company of all available information regarding the CCC bankruptcy proceedings, as of September 30, 2002 the Company has recorded a reserve in the amount of approximately $24.1 million against substantially all of the remaining balance of the note and accounts owed to the Company by CCC. Management of the Company intends to continue to monitor this matter and to take all actions that it determines to be necessary based upon its findings. Accordingly, the Company may incur additional expenses that would be charged to earnings in future periods.

In connection with CCC's bankruptcy filing, the Company filed proofs of claim as to the obligations of CCC due and owing the Company and the Company's interest in certain assets of CCC. Fleet National Bank ("Fleet"), which provided banking and related services to CCC; NCR, another secured creditor and vendor of CCC; and several leasing companies filed similar claims based on alleged security interests in the same property of the bankruptcy estate as well.

Prior to CCC's bankruptcy filing, the Company filed an action in the 134th Judicial District Court of the State of Texas in Dallas County, Texas, against Andrew J. Kallok ("Kallok"), the principal shareholder and an executive officer of CCC for, among other claims, failure to pay amounts due and owing, breach of contract, and fraud associated with product sales to CCC. On November 7, 2002, a final judgment was reached on this matter with the court finding for the Company and ordering Kallok, due to his fraudulent actions, to pay damages, including prejudgment interest, in the amount of $26.2 million to the Company. Due to the current financial condition of Kallok there is no guarantee that the Company will be able to collect any or all of the damages awarded to it by the court.

CLASS ACTION LITIGATION

The Company and several of its officers and directors were named as defendants (the "Defendants") in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas (the "Southern District"), George Lehockey v. Tidel Technologies, et al., H-01-3741. Subsequent to the filing of this suit, four identical suits were also filed in the Southern District. On or about March 18, 2002, the Court consolidated all of the pending class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995 ("Reform Act"). On April 10, 2002, the lead plaintiff filed a Consolidated Amended Complaint ("CAC") that alleges that defendants made material misrepresentations and omissions concerning the Company's financial condition and prospects between January 14, 2000 and February 8, 2001 (the putative class period). Subsequent to year end, the Company entered into an agreement to settle this litigation. See Note 17 for further discussion.

MONTROSE LITIGATION

On August 9, 2002, one of the Holders, Montrose Investments Ltd., commenced an adversary proceeding against the Company in the Supreme Court of the State of New York, County of New York claiming monies due under the Convertible Debentures (the "Montrose Litigation"). See Note 17 for further discussion of proceedings and dismissal of this litigation.

OTHER MATTERS

The Company and its subsidiaries are each subject to certain other litigation and claims arising in the ordinary course of business. In the opinion of the management of the Company, the amounts ultimately payable, if any, as a result of such litigation and claims will not have a materially adverse effect on the Company's financial position.

The Company leases office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2006. Rental expense under these leases for the years ended September 30, 2002, 2001 and 2000 was approximately $661,924, $587,562 and $500,388, respectively. The Company has approximate future lease commitments as follows:

                                                            Amount
                                                         -----------
Year Ending September 30:
   2003..............................................    $   479,973
   2004..............................................        453,241
   2005..............................................        371,700
Thereafter ..........................................         97,968
                                                         -----------
                                                         $ 1,402,882
                                                         ===========

Pursuant to an agreement with a supplier, the Company was obligated to purchase certain raw materials with an approximate cost of $952,000 before December 31, 2002. Subsequent to September 30, 2002, the terms of the purchase obligation were amended to extend the purchase date and revise the purchase prices. The Company has subsequently fulfilled all commitments under this agreement and has fully utilized all products acquired.

(16)  RELATED PARTY TRANSACTIONS

In September 2000, the Company loaned $141,563 to Michael F. Hudson, Executive Vice President of the Company and Chief Operating Officer of the Company's principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, the Company loaned an additional $225,000 to Mr. Hudson in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Mr. Hudson are secured by a pledge of 83,500 shares of the Company's common stock. The note to Mr. Hudson in the amount of $141,563 relates to the exercise of certain stock option agreements. These notes were not repaid by Mr. Hudson upon maturity. The Company is negotiating with Mr. Hudson regarding satisfaction of these notes, including, among other things, recoveries through certain salary and bonuses due to Mr. Hudson.

During the year ended September 30, 2001, the Company loaned $75,625 to Eugene Moore, Senior Vice President of the Company, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The note from Mr. Moore was secured by a pledge of 50,000 shares of the Company's common stock. The note related to the exercise of certain stock option agreements. Mr. Moore died May 28, 2002. The Company subsequently forgave the remaining unpaid balance of $75,625 in exchange for the return of the 50,000 shares of the Company's common stock.

At September 30, 2002, James T. Rash, Chairman and CEO of the Company, had outstanding promissory notes due to the Company in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. See Note 17 for further discussion of events occurring subsequent to September 30, 2002.

From 1994 to 1997, the Company had provided certain office space and administrative services to two privately held entities with which Mr. Rash previously had an affiliation. The entities are indebted to the Company in the aggregate amount of $215,866, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year ended September 30, 2002. During the fiscal year ended September 30, 2002, the Company wrote off $182,492 deemed to be uncollectible. The Company is uncertain about the collectibility of the remaining balance of $33,374 and established a reserve for losses from these accounts in such amount.

From 1997 to 1999, the Company had provided certain office space and administrative services to a privately held corporation in which Mr. Rash and Jerrell G. Clay, Director of the Company, each have a greater than 10% ownership interest and Mr. Clay is an executive officer. This corporation was indebted to the Company in the aggregate amount of $22,341 at September 30, 2001, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year. This amount was paid in full during fiscal year 2002.

Leonard L. Carr, a vice president of the Company, is the son-in-law of Mr. Rash, the Company's CEO, CFO and Chairman of the Board.

(17)  SUBSEQUENT EVENTS

BRIDGE LOANS

Beginning in September 2003, the Company issued the following unsecured, short-term promissory notes totaling $720,000 to shareholders or their affiliates as part of a bridge financing transaction (the "Bridge Loans"):

      In September 2003, the Company issued a shareholder, Alliance Developments, Ltd. ("Alliance"), an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal, Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $35,580 over the terms of the note related to these discounts. The note was paid in full on March 5, 2004.

      The Company issued to a shareholder and former director an unsecured, short-term promissory note dated October 2, 2003 in the principal amount of $120,000 due April 2, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 40,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $8,186 over the terms of the note related to these discounts. The note was paid in full on March 8, 2004.

      The Company also issued to the shareholder an unsecured, short-term promissory note dated October 21, 2003 in the principal amount of $90,000 due April 21, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 30,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $7,132 over the terms of the note related to these discounts. The note was paid in full on November 26, 2003.

      The Company issued to an affiliate of a shareholder an unsecured, short-term promissory note dated November 20, 2003 in the principal amount of $210,000 due May 20, 2004; plus accrued interest at 8% per annum, payable at maturity. In consideration for the loan, the note holder received three-year warrants to purchase 70,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $35,845 over the terms of the note related to these discounts. The note was paid in full on March 5, 2004.

THE FINANCING

On November 25, 2003, the Company completed a $6,850,000 financing transaction (the "Financing") with an independent investment group (the "Purchaser"). The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000 both of which bear interest at the prime rate plus 2% and were convertible into the Company's common stock at a conversion price of $0.40 per share. In addition, the Purchaser received warrants to purchase 4,250,000 shares of the Company's Common Stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, the Company will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. The Purchaser was also granted registration rights in connection with the shares of Common Stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the Holders' $18,000,000 in Convertible Debentures discussed in Note 9 together with all accrued interest ($3,673,000 at September 30, 2002), penalties, and fees associated therewith. The Company recorded a gain from extinguishment of debt related to the Convertible Debentures of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the refinancing. In March 2004, the $400,000 note was repaid in full from the proceeds of the CashWorks transaction discussed below.

In connection with the closing of the Financing, all of the warrants and Convertible Debentures held by the Holders were terminated, all outstanding litigation including, without limitation, the Montrose Litigation (see Note 15), was dismissed, and the Revolving Credit Facility discussed in Note 9, which had been assigned to another bank on June 30, 2003, was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility.

In August 2004, the Purchaser notified the Company that an Event of Default had occurred and continued beyond any applicable grace period as a result of the Company's non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing. In exchange for the Purchaser's waiver of the Event of Default until September 17, 2004, the Company agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price on the warrants from $0.40 per share to $0.30 per share.

THE ADDITIONAL FINANCING

On November 26, 2004, the Company completed a $3,350,000 financing transaction (the "Additional Financing") with the same investment group involved in the November 2003 financing (the "Purchaser"). The Additional Financing is comprised of (i) a three-year convertible note issued by the Company to the Purchaser on that date in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into the Company's Common Stock at an exercise price of $3.00 per share (the "$1,500,000 Note") (ii) a one-year convertible note issued to the Purchaser on that date by the Company in the amount of $600,000 which bears interest at a rate of 10% and is convertible into the Company's Common Stock at an exercise price of $0.30 per share (the "$600,000 Note"), (iii) a one-year convertible note issued to the Purchaser on that date by the Company's subsidiary, Tidel Engineering, L.P. in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders (the "Purchase Order Note"), which bears interest at a rate of 14% and is convertible into the Company's Common Stock at a price of $3.00 per share, and
(iv) the issuance to the Purchaser by the Company of 1,251,000 shares of Common Stock (the "2003 Fee Shares") in full satisfaction of certain fees incurred in connection with the convertible term notes issued in the Financing. In addition, the Purchaser received warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.30 per share. The 2003 Fee Shares were issued to the Purchaser based on a price of $0.30 per share. As a result of the sale of the 2003 Fee Shares, the Company will record in fiscal 2005 an additional charge of $275,000 related to the difference in the $.30 sale price and the market value of the stock on November 26, 2004. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 note result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, the Company will record additional interest charges totaling $840,000 over the terms of the notes related to these discounts. The Purchaser was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of the Company's assets and are generated by the Company's subsidiaries. Proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for general working capital payments made directly to vendors, as well as for past due interest payments due on the Purchaser's $6,450,000 convertible note and due pursuant to the Financing and escrow for future principal and interest payments due pursuant to the Additional Financing.

In connection with the Financing, the Purchaser had required the Company to covenant that it would become current in its filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, in the Additional Financing documents, the Purchaser and the Company amended the Financing documents to require that the Company provide evidence of filing to the Purchaser of its 2002 Form 10-K filing with the Securities and Exchange Commission on or before January 31, 2005 and its remaining filings with the Securities and Exchange Commission on or before July 31, 2005.

Fourteen (14) days following such time as the Company becomes current in its filings with the Securities and Exchange Commission, the Company is to deliver the Purchaser evidence of the listing of the Company's Common Stock on the Nasdaq Over The Counter Bulletin Board (the "Listing Requirement").

Pursuant to the terms of the Financing and the Additional Financing, an Event of Default occurs if, among other things, the Company does not complete its filings with the Securities and Exchange Commission on the timetable set forth in the Additional Financing documents, does not comply with the Listing Requirement or any other material covenant or other term or condition of the purchase agreement between the Purchaser and the Company or the notes issued by the Company to the Purchaser. If there is an Event of Default, including any of the items specified above or in the transaction documents, the Purchaser may declare all unpaid sums of principal, interest and other fees due and payable within five (5) days after written notice from the Purchaser to the Company. If the Company cures the Event of Default within that five (5) day period, the Event of Default will no longer be considered to be occurring.

If the Company does not cure such Event of Default, the Purchaser shall have, among other things, the right to have two (2) of its designees appointed to the Board of the Company, and the interest rate of the notes shall be increased to the greater of 18% or the rate in effect at that time.

On November 26, 2004, in connection with the Additional Financing, the Company and the Purchaser entered into an agreement (the "Asset Sales Agreement") whereby the Company agreed to pay a fee in the amount of at least $2,000,000 (the "Reorganization Fee") to the Purchaser upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of the Company's assets, and is guaranteed by the Company's subsidiaries. The Asset Sales Agreement provides that (i) once the obligations of the Company to the Purchaser have been paid in full (other than the Reorganization Fee) the Company shall be able to seek additional financing in the form of a non convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to the Purchaser's right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to the Company's obligations to the Purchaser under the Financing and Additional Financing (collectively, the "Obligations"), but not to the Reorganization Fee; and (iii) the proceeds of any subsequent sales of equity interests or assets of the Company or of the Company's subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement (each, a "Company Sale") shall be applied first to any remaining Obligations, then paid to the Purchaser pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. See "Agreement Regarding [Name Redacted] Transaction And Other Asset Sales", Section 4(b), filed herewith as
Exhibit 10.22, for further information on this calculation. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any Company Sale, as such term is defined in the Asset Sales Agreement. In the event that the Purchaser has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then the Company shall pay any remaining balance due on the Reorganization Fee to the Purchaser. The Company will record a $2,000,000 charge over the five-year term of the Asset Sales Agreement for the Reorganization Fee.

UNAUDITED SELECTED PRO FORMA FINANCIAL INFORMATION

As noted above, as of September 30, 2002 the Company had $2,000,000 of long-term debt and $18,000,000 of convertible debentures outstanding, as well as accrued interest on these obligations. The Financing and the subsequent retirement of the existing long-term debt and convertible debentures, result in significant changes in the Company's long-term debt positions subsequent to year end. Accordingly, the following unaudited pro forma information reflects certain balance sheet information as if the refinancing/retirement of the long-term debt and convertible debentures resulting from the Financing had occurred on September 30, 2002.

The unaudited pro forma information presented below excludes the following items: 1) the Bridge Loans, 2) the Additional Financing, including the convertible notes totaling $3,350,000, the issuance of the 2003 Fee Shares in satisfaction of fees resulting from the Financing, and the $2,000,000 Reorganization Fee, all of which are discussed under "The Additional Financing" above, and 3) the impact of any other transactions that may have occurred subsequent to September 30, 2002, including any fees associated with the Financing or the Additional Financing. These items have been excluded as the proceeds of the borrowings were used for working capital purposes subsequent to September 30, 2002 and did not represent the refinancing of any long-term debt existing as of September 30, 2002 or the items relate to operations occurring subsequent to September 30, 2002.

                                                  September 30, 2002
                                              ---------------------------
                                              As Reported      Pro Forma
                                              -----------     -----------
Revolving credit facility ..................  $ 2,000,000     $        --
Convertible debentures .....................   18,000,000              --
Accrued interest payable ...................    3,673,000              --
Convertible notes issued in the Financing ..           --       6,850,000
Debt discount - convertible notes issued
     in the Financing ......................           --      (6,850,000)

Additional paid-in capital:
     Historical ....................................................     19,275,433    19,275,433
     Debt discount attributed to warrants and beneficial
       conversion features associated with the Financing ...........             --     6,850,000
     Accumulated deficit ...........................................    (27,671,268)  (11,998,268)

As noted under "The Financing" above, in connection with the closing of the Financing the Revolving Credit Facility was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility. In addition, proceeds from the Financing in the amount of $6,000,000 were used to fully retire the convertible debentures.

CASHWORKS

In December 2001, the Company agreed to invest $500,000 in CashWorks, Inc. ("CashWorks") in the form of convertible debt of CashWorks. In December 2002, the Company converted the notes plus accrued but unpaid interest into 2,133,728 shares of CashWorks' Series B preferred shares plus warrants to purchase 125,000 shares of CashWorks' common stock at $2.00 per share. In March 2004, the Company consented to the sale of its interest in CashWorks to GE Capital Corp. ("GECC") for $2,451,000. All of the shares and warrants related to the CashWorks investment were pledged to secure borrowings in connection with the Financing (defined above). Accordingly, upon receipt of the consideration for the CashWorks Series B preferred shares and warrants, the Company was obligated to repay in full the $400,000 and $100,000 convertible term notes plus accrued but unpaid interest thereon, and all outstanding interest due on the $6,450,000 convertible term note, all of which were paid as part of the Financing.

THE DEVELOPMENT AGREEMENT

In August 2001, the Company entered into a Development Agreement (the "Development Agreement") with a national petroleum retailer and convenience store operator (the "Retailer") for the joint development of a new generation of "intelligent" Timed Access Cash Controllers ("TACC"), now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, the Company agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. As of September 2002, the product was in Phase III testing and the Company had received contributions from the Retailer totaling $361,500.

CLASS ACTION LITIGATION

As discussed in Note 15, the Company and several of its officers and directors were named as defendants in purported class action lawsuits. In June 2004, the Company reached an agreement in principle to settle these class action lawsuits. The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by the Company's liability insurance carrier and the issuance of 2 million shares of common stock by the Company. In October 2004, the court approved the settlement and the shares were issued in November 2004. In addition, in August 2004, the Company reached an agreement with the liability insurance carrier to issue 500,000 warrants to the carrier in exchange for the carrier's acceptance of the terms of the class action lawsuit. The Company provided a reserve of $1,564,490 in fiscal 2002 to cover any losses from this litigation for the full amount of this settlement.

MONTROSE LITIGATION

As discussed in Note 15, Montrose Investments Ltd., on of the holders of the Company's convertible debentures commenced a proceeding against the Company claiming monies due under the convertible debentures. This action was dismissed by the court on March 3, 2003. Montrose filed a notice of Appeal with the Supreme Court of the State of New York, Appellate Division, First Department on May 20, 2003. This litigation was dismissed in conjunction with the Financing discussed in Note 17. A stipulation of discontinuance dismissing the appeal was entered on or about December 2, 2003.

CREDIT CARD CENTER

As discussed in Note 3, as of September 30, 2002, the Company's net receivable was $500,000. In early 2003, the Company recovered $250,000 of this amount from the bankruptcy estate and is continuing its efforts to recover any additional amounts.

RELATED PARTY TRANSACTIONS

As discussed in Note 16, at September 30, 2002 James T. Rash, Chairman and CEO of the Company, had outstanding promissory notes due to the Company in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. Mr. Rash died December 19, 2004. These notes were not repaid by Mr. Rash upon maturity. The remaining receivable amounts will be collected from certain bonus payments due to Mr. Rash. The Company also issued a convertible note in the amount of $100,000 payable to a private company controlled by Mr. Rash in connection with the Financing. The note payable to Mr. Rash, which was convertible at any time into up to 250,000 shares of the Company's Common Stock, was paid in full in March 2004. Mr. Rash died December 19, 2004. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash's then pending retirement. The proceeds were assigned as collateral for the outstanding promissory notes due from Mr. Rash. This amount, which has not yet been received by the Company, will be applied to the repayment of the notes. The remaining receivable amount will be collected from anticipated bonuses due to Mr. Rash.

                                                                      SCHEDULE I

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
                           ASSETS

Current Assets:
    Cash and cash equivalents                                  $     95,357    $  2,051,578
    Restricted cash                                               2,213,233              --
    Accounts, notes and other receivables, net of allowance
        of $5,463,416 and $4,000,000, respectively                2,747,509       2,314,232
    Income tax receivable                                                --       5,596,383
    Prepaid expenses and other assets                                45,054          70,636
                                                               ------------    ------------
        Total current assets                                      5,101,153      10,032,829

Property, plant and equipment, at cost                              150,072         136,901
    Accumulated depreciation                                       (124,098)       (113,308)
                                                               ------------    ------------
        Net property, plant and equipment                            25,974          23,593

Investment in subsidiaries, at equity                             3,366,353       9,254,396
Receivables from subsidiaries                                     5,320,952       3,200,403
Notes receivable                                                  1,143,554       2,277,675
Other assets                                                        173,647         237,906
                                                               ------------    ------------
        Total assets                                           $ 15,131,633    $ 25,026,802
                                                               ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Current maturities -
        Long-term debt                                         $         --    $    128,000
        Convertible debentures                                   18,000,000      18,000,000
    Accounts payable                                                201,354         561,806
    Accrued interest payable                                      3,673,000         936,833
    Reserve for settlement of class action litigation             1,564,490              --
    Other accrued liabilities                                       272,780         110,307
                                                               ------------    ------------
        Total current liabilities                                23,711,624      19,736,946

Long-term debt, net of current maturities                                --          96,000
                                                               ------------    ------------
        Total liabilities                                        23,711,624      19,832,946
                                                               ------------    ------------

Commitments and contingencies

Shareholders' Equity (Deficit):
    Common stock, $.01 par value, authorized 100,000,000
        shares; issued and outstanding 17,426,210 shares            174,262         174,262
    Additional paid-in capital                                   19,275,433      19,245,958
    Accumulated deficit                                         (27,700,743)    (13,623,065)
    Stock subscriptions receivable                                 (217,188)       (217,188)
    Accumulated other comprehensive loss                           (111,755)       (386,111)
                                                               ------------    ------------
        Total shareholders' equity (deficit)                     (8,579,991)      5,193,856
                                                               ------------    ------------
        Total liabilities and shareholders' equity (deficit)   $ 15,131,633    $ 25,026,802
                                                               ============    ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                    YEARS ENDED SEPTEMBER 30,
                                                         --------------------------------------------
                                                             2002            2001            2000
                                                         ------------    ------------    ------------
Revenues                                                 $         --    $         --    $         --

Costs and expenses:
Selling, general and administrative                         2,180,377       2,165,269       1,202,709
Provision for doubtful accounts                             2,145,908       4,000,000              --
Provision for settlement of class action litigation         1,564,490              --              --
Depreciation and amortization                                  10,790          13,089          14,808
                                                         ------------    ------------    ------------
    Operating loss                                         (5,901,565)     (6,178,358)     (1,217,517)

Interest income (expense), net                             (2,217,509)     (4,039,196)         56,112
                                                         ------------    ------------    ------------
Loss before equity in income (loss) of
    subsidiaries and taxes                                 (8,119,074)    (10,217,554)     (1,161,405)

Equity in income (loss) of subsidiaries                    (5,964,260)    (15,292,605)     10,545,570
Write-down of investment in 3CI                              (288,326)             --      (1,000,000)
                                                         ------------    ------------    ------------
Income (loss) before taxes                                (14,371,660)    (25,510,159)      8,384,165

Income tax (expense) benefit                                  293,982        (431,627)        785,228
                                                         ------------    ------------    ------------
Net income (loss)                                         (14,077,678)    (25,941,786)      9,169,393

Other comprehensive income, net of tax:
   Unrealized (loss) gain on investment in 3CI                (13,970)         50,639        (130,962)
   Less: reclassification adjustment for realized loss
        included in net income (loss)                         288,326              --       1,000,000
                                                         ------------    ------------    ------------
        Other comprehensive income                            274,356          50,639         869,038
                                                         ------------    ------------    ------------
Comprehensive income (loss)                              $(13,803,322)   $(25,891,147)   $ 10,038,431
                                                         ============    ============    ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                   --------------------------------------------
                                                                       2002            2001            2000
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                              $(14,077,678)   $(25,941,786)   $  9,169,393
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                    10,790          13,089          14,808
        Amortization of debt discount and financing costs                    --       2,973,464              --
        Provision for doubtful accounts                               2,145,908       4,000,000              --
        Provision for settlement of class action litigation           1,564,490              --              --
        Deferred income taxes                                                --         431,627        (431,627)
        Tax benefits from exercise of warrants and disqualifying
        dispositions of ISO's                                            29,475              --       1,102,762
        Write-down of investment in 3CI                                 288,326              --       1,000,000
        Equity in (income) loss of subsidiaries                       5,964,260      15,292,605     (10,545,570)
        Changes in assets and liabilities:
            Accounts, notes and other receivables                    (1,445,064)     (5,214,413)       (116,084)
            Income tax receivable                                     5,596,383      (3,982,854)       (752,595)
            Prepaid expenses and other assets                            75,871        (136,272)     (1,337,466)
            Receivables from subsidiaries                            (2,120,549)      1,150,551      (5,574,375)
            Accounts payable and accrued liabilities                  2,538,188         634,091         689,548
                                                                   ------------    ------------    ------------
        Net cash provided by (used in) operating activities             570,400     (10,779,898)     (6,781,206)
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                          (13,171)         (8,221)         (3,286)
    Investment in subsidiaries                                          (76,217)             --              --
                                                                   ------------    ------------    ------------
       Net cash used in investing activities                            (89,388)         (8,221)         (3,286)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible debentures                         --              --      18,000,000
    Repayments of notes payable                                        (224,000)       (128,000)       (128,000)
    Increase in restricted cash                                      (2,213,233)             --              --
    Proceeds from exercise of warrants                                       --              --       1,349,164
    Payments of stock subscriptions                                          --              --         382,063
                                                                   ------------    ------------    ------------
        Net cash provided by (used in) financing activities          (2,437,233)       (128,000)     19,603,227
                                                                   ------------    ------------    ------------
        Net increase (decrease) in cash and cash equivalents         (1,956,221)    (10,916,119)     12,818,735

Cash and cash equivalents at beginning of year                        2,051,578      12,967,697         148,962
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year                           $     95,357    $  2,051,578    $ 12,967,697
                                                                   ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $     12,821    $  1,140,307    $     40,769
                                                                   ============    ============    ============
    Cash paid for taxes, net of refunds receivable                 $ (5,919,840)   $         --    $  3,156,571
                                                                   ============    ============    ============

Supplemental disclosure of non-cash financing activities:
    Notes received for exercise of stock options                   $         --    $     75,625    $    141,563
                                                                   ============    ============    ============
    Discount on long-term debt for detachable warrants             $         --    $         --    $  1,155,157
                                                                   ============    ============    ============
    Warrants issued for deferred financing costs                   $         --    $         --    $    416,525
                                                                   ============    ============    ============

See accompanying notes to condensed financial information of registrant.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(A)   LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

Long-term debt and convertible debentures consisted of the following at September 30, 2002 and 2001:

                                                                            2002            2001
                                                                        ------------    ------------
Term note payable to bank, payable in quarterly
   installments of $32,000 plus accrued interest
   at 8.4% through May 31, 2003 (Paid April 30, 2002)  ..............   $          -    $    224,000

Convertible debentures, due September 2004, less unamortized discount of $ 0 and $ 0, at September 30, 2002 and 2001, respectively,
   interest payable quarterly at 6% .................................     18,000,000      18,000,000
                                                                        ------------    ------------
Total ...............................................................     18,000,000      18,224,000
   Less: current maturities .........................................    (18,000,000)    (18,128,000)
                                                                        ------------    ------------
Total, less current maturities ......................................   $          -    $     96,000
                                                                        ============    ============

As of September 30, 2002, the Company's wholly-owned subsidiary was a party to a credit agreement with a bank (the "First Lender") (as amended, the "Revolving Credit Facility"), which was amended on April 30, 2002, August 30, 2002 and December 30, 2002 to provide for, among other things, an extension of the maturity date until June 30, 2003; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; and a modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge was $2,200,000 and is recorded as restricted cash in the September 30, 2002 consolidated balance sheet. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility compared to $5,200,000 at September 30, 2001. At September 30, 2002, the Company was in compliance with the terms of the credit agreement or had received waivers for covenant violations.

CONVERTIBLE DEBENTURES

In September 2000, the Company issued to two investors (individually, the "Holder", or collectively, the "Holders") an aggregate of $18,000,000 of the Company's 6% Convertible Debentures, due September 8, 2004 (the "Convertible Debentures"), convertible into the Company's Common Stock at a price of $9.50 per share. In addition, the Company issued warrants to the Holders to purchase 378,947 shares of the Company's Common Stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share.

In June 2001, the Holders exercised their option to put the Convertible Debentures back to the Company. Accordingly, the principal amount of $18,000,000, plus accrued and unpaid interest, was due on August 27, 2001. The Company did not make such payment on that date, and at September 30, 2002, did not have the funds available to make such payments. At September 30, 2002, the Company was party to Subordination Agreements (the "Subordination Agreements") with each Holder and the First Lender which provided, among other things, for prohibitions: (i) on the Company making this payment to the Holders, and (ii)

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

against the Holders taking legal action against the Company to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid accounts or to convert the Convertible Debentures into the Company's Common Stock. Subsequent to year end, the warrants and Convertible Debentures were retired in connection with the Financing as discussed in Note 17.

(B)   GUARANTEES

The parent company (the "Company") and its subsidiaries (the "Subsidiaries") had guaranteed the revolving credit note issued by the Company's wholly owned operating company, Tidel Engineering, L.P., to a bank in the maximum principal amount of $10,000,000 for fiscal year 2001 and $2,000,000 (reduced from $7,000,000) for fiscal year 2002 (the "Revolving Credit Note"). The Revolving Credit Note's maturity date was extended to June 30, 2003. At September 30, 2002, $2,000,000 was outstanding pursuant to the Revolving Credit Note. The Revolving Credit Note was paid in connection with the Financing on November 25, 2003. See Note 9 to Notes to Consolidated Financial Statements.

(C)   DIVIDENDS FROM SUBSIDIARIES

No dividends have been paid to the Company by its subsidiaries as of September 30, 2002. Up to and including that date, the Company's wholly owned operating company, Tidel Engineering, L.P., had been restricted from paying dividends to the parent company and its subsidiaries pursuant to the Revolving Credit Note.

(D)   INCOME TAXES

The Company and the Subsidiaries have entered into a tax sharing agreement providing that each of the Subsidiaries will be responsible for its tax liability for the years that the Subsidiaries were included in the Company's consolidated income tax returns. Income taxes have been allocated to each of the Subsidiaries based on its pretax income and calculated on a separate company basis. Further, the agreement provides for reimbursements to the Company for payment of the consolidated tax liability based on the allocations, and compensates each of the Subsidiaries for use of its losses or tax credits. As a result of the agreement, the parent company recognized tax benefits of $323,457 and $785,228 for the years ended September 30, 2002 and 2000, respectively and tax expense of $431,627 for the year ended September 30, 2001.

(E)   AFFILIATED TRANSACTIONS

In September 2000, the Company loaned $141,563 to Michael F. Hudson, Executive Vice President of the Company and Chief Operating Officer of the Company's principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, the Company loaned an additional $225,000 to Mr. Hudson in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Mr. Hudson are secured by a pledge of 83,500 shares of the Company's common stock. The note to Mr. Hudson in the

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

amount of $141,563 relates to the exercise of certain stock option agreements. These notes were not repaid by Mr. Hudson upon maturity. The Company is negotiating with Mr. Hudson regarding satisfaction of these notes, including, among other things, recoveries through certain salary and bonuses due to Mr. Hudson.

During the year ended September 30, 2001, the Company loaned $75,625 to Eugene Moore, Senior Vice President of the Company, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The note from Mr. Moore was secured by a pledge of 50,000 shares of the Company's common stock. The note related to the exercise of certain stock option agreements. Mr. Moore died May 28, 2002. The Company subsequently forgave the remaining unpaid balance of $75,625 in exchange for the return of the 50,000 shares of the Company's common stock.

At September 30, 2002, James T. Rash, Chairman and CEO of the Company, had outstanding promissory notes due to the Company in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. See Note 17 for further discussion of events occurring subsequent to September 30, 2002.

From 1994 to 1997, the Company had provided certain office space and administrative services to two privately held entities with which Mr. Rash previously had an affiliation. The entities are indebted to the Company in the aggregate amount of $215,866, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year ended September 30, 2002. During the fiscal year ended September 30, 2002, the Company wrote off $182,492 deemed to be uncollectible. The Company is uncertain about the collectbility of the remaining balance of $33,374 and established a reserve for losses from these accounts in such amount.

From 1997 to 1999, the Company had provided certain office space and administrative services to a privately held corporation in which Mr. Rash and Jerrell G. Clay, Director of the Company, each have a greater than 10% ownership interest and Mr. Clay is an executive officer. This corporation was indebted to the Company in the aggregate amount of $22,341 at September 30, 2001, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year. This amount was paid in full during fiscal year 2002.

The subsidiaries paid annual management fees to the parent company in the aggregate amount of $180,000, $180,000, and $250,000, during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. In addition, the parent company bills the subsidiaries for direct expenses paid on their behalf and from time to time makes interest-bearing advances for working capital purposes.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(F)   SUBSEQUENT EVENTS

BRIDGE LOANS

Beginning in September 2003, the Company issued the following unsecured, short-term promissory notes totaling $720,000 to shareholders or their affiliates as part of a bridge financing transaction (the "Bridge Loans"):

      In September 2003, the Company issued a shareholder, Alliance Developments, Ltd. ("Alliance"), an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal, Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $20,572 over the terms of the note related to these discounts. The note was paid in full on March 5, 2004.

      The Company issued to a shareholder and former director an unsecured, short-term promissory note dated October 2, 2003 in the principal amount of $120,000 due April 2, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 40,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $7,611 over the terms of the note related to these discounts. The note was paid in full on March 8, 2004.

      The Company also issued to the shareholder an unsecured, short-term promissory note dated October 21, 2003 in the principal amount of $90,000 due December 4, 2003; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 30,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $6,608 over the terms of the note related to these discounts. The note was paid in full on November 26, 2003.

      The Company issued to an affiliate of a shareholder an unsecured, short-term promissory note dated November 20, 2003 in the principal amount of $210,000 due May 20, 2004; plus accrued interest at 8% per annum, payable at maturity. In consideration for the loan, the note holder received three-year warrants to purchase 70,000 shares of common stock at $0.45 per share. The proceeds of the

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

      note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $30,610 over the terms of the note related to these discounts. The note was paid in full on March 5, 2004.

THE FINANCING

On November 25, 2003, the Company completed a $6,850,000 financing transaction (the "Financing") with an independent investment group (the "Purchaser"). The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000 both of which bear interest at the prime rate plus 2% and were convertible into the Company's common stock at a conversion price of $0.40 per share. In addition, the Purchaser received warrants to purchase 4,250,000 shares of the Company's Common Stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, the Company will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. The Purchaser was also granted registration rights in connection with the shares of Common Stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the Holders' $18,000,000 in Convertible Debentures discussed in Note 9 together with all accrued interest ($3,673,000 at September 30, 2002), penalties, and fees associated therewith. The Company recorded a gain from extinguishment of debt related to the Convertible Debentures of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the refinancing. In March 2004, the $400,000 note was repaid in full from the proceeds of the CashWorks transaction discussed below.

In connection with the closing of the Financing, all of the warrants and Convertible Debentures held by the Holders were terminated, all outstanding litigation including, without limitation, the Montrose Litigation (see Note 15), was dismissed, and the Revolving Credit Facility discussed in Note 9, which had been assigned to another bank on June 30, 2003, was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility.

In August 2004, the Purchaser notified the Company that an Event of Default had occurred and continued beyond any applicable grace period as a result of the Company's non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing. In exchange for the Purchaser's waiver of the Event of Default until September 17, 2004, the Company agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price on the warrants from $0.40 per share to $0.30 per share.

THE ADDITIONAL FINANCING

On November 26, 2004, the Company completed a $3,350,000 financing transaction (the "Additional Financing") with the same investment group involved in the November 2003 financing (the "Purchaser").

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The Additional Financing is comprised of (i) a three-year convertible note issued by the Company to the Purchaser on that date in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into the Company's Common Stock at an exercise price of $3.00 per share (the "$1,500,000 Note")
(ii) a one-year convertible note issued to the Purchaser on that date by the Company in the amount of $600,000 which bears interest at a rate of 10% and is convertible into the Company's Common Stock at an exercise price of $0.30 per share (the "$600,000 Note"), (iii) a one-year convertible note issued to the Purchaser by the Company's subsidiary, Tidel Engineering, L.P. in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders (the "Purchase Order Note"), which bears interest at a rate of 14% and is convertible into the Company's Common Stock at a price of $3.00 per share, and (iv) the issuance to the Purchaser by the Company of 1,251,000 shares of Common Stock (the "2003 Fee Shares") in full satisfaction of certain fees incurred in connection with the convertible term notes issued in the Financing. In addition, the Purchaser received warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.30 per share. The 2003 Fee Shares were issued to the Purchaser based on a price of $0.30 per share. As a result of the sale of the 2003 Fee Shares, the Company will record in fiscal 2005 an additional charge of $275,000 related to the difference in the $.30 sale price and the market value of the stock on November 26, 2004. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 note result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, the Company will record additional interest charges totaling $840,000 over the terms of the notes related to these discounts. The Purchaser was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of the Company's assets and are generated by the Company's subsidiaries. Proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for general working capital payments made directly to vendors, as well as for past due interest payments due on the Purchaser's $6,450,000 convertible note and due pursuant to the Financing and escrow for future principal and interest payments due pursuant to the Additional Financing.

In connection with the Financing, the Purchaser had required the Company to covenant that it would become current in its filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, in the Additional Financing documents, the Purchaser and the Company amended the Financing documents to require, among other things, that the Company provide evidence of filing to the Purchaser of its 2002 Form 10-K filing with the Securities and Exchange Commission on or before January 31, 2005 and its remaining filings with the Securities and Exchange Commission on or before July 31, 2005.

Fourteen (14) days following such time as the Company becomes current in its filings with the Securities and Exchange Commission, the Company is to deliver the Purchaser evidence of the listing of the Company's Common Stock on the Nasdaq Over The Counter Bulletin Board (the "Listing Requirement").

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Pursuant to the terms of the Financing and the Additional Financing, an Event of Default occurs if, among other things, the Company does not complete its filings with the Securities and Exchange Commission on the timetable set forth in the Additional Financing documents, does not comply with the Listing Requirement or any other material covenant or other term or condition of the purchase agreement between the Purchaser and the Company or the notes issued by the Company to the Purchaser. If there is an Event of Default, including any of the items specified above or in the transaction documents, the Purchaser may declare all unpaid sums of principal, interest and other fees due and payable within five (5) days after written notice from the Purchaser to the Company. If the Company cures the Event of Default within that five (5) day period, the Event of Default will no longer be considered to be occurring.

If the Company does not cure such Event of Default, the Purchaser shall have, among other things, the right to have two (2) of its designees appointed to the Board of the Company, and the interest rate of the notes shall be increased to the greater of 18% or the rate in effect at that time.

On November 26, 2004, in connection with the Additional Financing the Company and the Purchaser entered into an agreement (the "Asset Sales Agreement") whereby the Company agreed to pay a fee in the amount of at least $2,000,000 (the "Reorganization Fee") to the Purchaser upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of the Company's assets, and is guaranteed by the Company's subsidiaries. The Asset Sales Agreement provides that (i) once the obligations of the Company to the Purchaser have been paid in full (other than the Reorganization Fee) the Company shall be able to seek additional financing in the form of a non convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to the Purchaser's right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to the Company's obligations to the Purchaser under the Financing and Additional Financing (collectively, the "Obligations"), but not to the Reorganization Fee; and (iii) the proceeds of any subsequent sales of equity interests or assets of the Company or of the Company's subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement (each, a "Company Sale") shall be applied first to any remaining Obligations, then paid to the Purchaser pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. See "Agreement Regarding [Name Redacted] Transaction And Other Asset Sales", Section 4(b), filed herewith as
Exhibit 10.22, for further information on this calculation. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any Company Sale, as such term is defined in the Asset Sales Agreement. In the event that the Purchaser has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then the Company shall pay any remaining balance due on the Reorganization Fee to the Purchaser. The Company will record a $2,000,000 charge over the five-year term of the Asset Sales Agreement for the Reorganization Fee.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SELECTED PRO FORMA FINANCIAL INFORMATION

As noted above, as of September 30, 2002 the Company had $2,000,000 of long-term debt and $18,000,000 of convertible debentures outstanding, as well as accrued interest on these obligations. The Financing and the subsequent retirement of the existing long-term debt and convertible debentures, result in significant changes in the Company's long-term debt positions subsequent to year end. Accordingly, the following unaudited pro forma information reflects certain balance sheet information as if the refinancing/retirement of the long-term debt and convertible debentures resulting from the Financing had occurred on September 30, 2002.

The unaudited pro forma information presented below excludes the following items: 1) the Bridge Loans, 2) the Additional Financing, including the convertible notes totaling $3,350,000, the issuance of the 2003 Fee Shares in satisfaction of fees resulting from the Financing, and the $2,000,000 Reorganization Fee, all of which are discussed under "The Additional Financing" above, and 3) the impact of any other transactions that may have occurred subsequent to September 30, 2002, including any fees associated with the Financing or the Additional Financing. These items have been excluded as the proceeds of the borrowings were used for working capital purposes subsequent to September 30, 2002 and did not represent the refinancing of any long-term debt existing as of September 30, 2002 or the items relate to operations occurring subsequent to September 30, 2002.

                                                September 30, 2002
                                           ----------------------------
                                            As Reported      Pro Forma
                                           -------------    -----------
Revolving credit facility ..............   $   2,000,000    $        --
Convertible debentures .................      18,000,000             --
Accrued interest payable ...............       3,673,000             --
Convertible notes issued in the
     Financing .........................              --      6,850,000
Debt discount - convertible notes
     issued in the Financing ...........              --     (6,850,000)

Additional paid-in capital:
     Historical ........................      19,275,433     19,275,433
     Debt discount attributed to
         warrants and beneficial
         conversion features
         associated with the Financing..              --      6,850,000
     Accumulated deficit ...............     (27,671,268)   (11,998,268)

As noted under "The Financing" above, in connection with the closing of the Financing the Revolving Credit Facility was repaid through the release of the restricted cash used as collateral for the Revolving

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Credit Facility. In addition, proceeds from the Financing in the amount of $6,000,000 were used to fully retire the convertible debentures.

CASHWORKS

In December 2001, the Company agreed to invest $500,000 in CashWorks, Inc. ("CashWorks") in the form of convertible debt of CashWorks. In December 2002, the Company converted the notes plus accrued but unpaid interest into 2,133,728 shares of CashWorks' Series B preferred shares plus warrants to purchase 125,000 shares of CashWorks' common stock at $2.00 per share. In March 2004, the Company consented to the sale of its interest in CashWorks to GE Capital Corp. ("GECC") for $2,451,000. All of the shares and warrants related to the CashWorks investment were pledged to secure borrowings in connection with the Financing (defined above). Accordingly, upon receipt of the consideration for the CashWorks Series B preferred shares and warrants, the Company was obligated to repay in full the $400,000 and $100,000 convertible term notes plus accrued but unpaid interest thereon, and all outstanding interest due on the $6,450,000 convertible term note, all of which were paid as part of the Financing.

CLASS ACTION LITIGATION

As discussed in Note 15, the Company and several of its officers and directors were named as defendants in purported class action lawsuits. In June 2004, the Company reached an agreement in principle to settle these class action lawsuits. The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by the Company's liability insurance carrier and the issuance of 2 million shares of common stock by the Company. In October 2004, the court approved the settlement and the shares were issued in November 2004. In addition, in August 2004, the Company reached an agreement with the liability insurance carrier to issue 500,000 warrants to the carrier in exchange for the carrier's acceptance of the terms of the class action lawsuit. The Company provided a reserve of $1,564,490 in fiscal 2002 to cover any losses from this litigation for the full amount of this settlement.

MONTROSE LITIGATION

As discussed in Note 15, Montrose Investments Ltd., on of the holders of the Company's convertible debentures commenced a proceeding against the Company claiming monies due under the convertible debentures. This action was dismissed by the court on March 3, 2003. Montrose filed a notice of Appeal with the Supreme Court of the State of New York, Appellate Division, First Department on May 20, 2003. This litigation was dismissed in conjunction with the Financing discussed in Note 17. A stipulation of discontinuance dismissing the appeal was entered on or about December 2, 2003.

CREDIT CARD CENTER

As discussed in Note 3, as of September 30, 2002, the Company's net receivable was $500,000. In early 2003, the Company recovered $250,000 of this amount from the bankruptcy estate and is continuing its efforts to recover any additional amounts.

                            TIDEL TECHNOLOGIES, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              (PARENT COMPANY ONLY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

RELATED PARTY TRANSACTIONS

As discussed in Note 16, at September 30, 2002 James T. Rash, Chairman and CEO of the Company, had outstanding promissory notes due to the Company in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. Mr. Rash died December 19, 2004. These notes were not repaid by Mr. Rash upon maturity. The Company also issued a convertible note in the amount of $100,000 payable to a private company controlled by Mr. Rash in connection with the Financing. The note payable to Mr. Rash, which was convertible at any time into up to 250,000 shares of the Company's Common Stock, was paid in full in March 2004. Mr. Rash died December 19, 2004. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash's then pending retirement. The proceeds were assigned as collateral for the outstanding promissory notes due from Mr. Rash. This amount, which has not yet been received by the Company, will be applied to the repayment of the notes. The remaining receivable amount will be collected from anticipated bonuses due to Mr. Rash.

                                                                     SCHEDULE II

                    TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS
                                          BALANCE AT     CHARGED TO    CHARGED TO                   BALANCE AT
                                           BEGINNING     COSTS AND       OTHER                        END OF
             CLASSIFICATION                OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS       PERIOD
---------------------------------------   -----------   ------------   ----------   ------------   ------------
For the year ended September 30, 2002:
        Allowance for doubtful accounts
           and notes receivable           $25,427,042   $  2,985,744   $       --   $    699,370   $ 27,713,416
        Reserve for settlement of class
           action litigation                        -      1,564,490           --              -      1,564,490
        Inventory reserve                      90,050      1,370,671           --         60,721      1,400,000
                                          -----------   ------------   ----------   ------------   ------------
                                          $25,517,092   $  5,920,905   $       --   $    760,091   $ 30,677,906
                                          ===========   ============   ==========   ============   ============

For the year ended September 30, 2001:
        Allowance for doubtful accounts
           and notes receivable           $   448,037   $ 25,025,000   $       --   $     45,995   $ 25,427,042
        Inventory reserve                     287,418        500,000           --        697,368         90,050
                                          -----------   ------------   ----------   ------------   ------------
                                          $   735,455   $ 25,525,000   $       --   $    743,363   $ 25,517,092
                                          ===========   ============   ==========   ============   ============

For the year ended September 30, 2000:
        Allowance for doubtful accounts   $   566,917   $    500,000   $       --   $    618,880   $    448,037
        Inventory reserve                      84,710        370,000           --        167,292        287,418
                                          -----------   ------------   ----------   ------------   ------------
                                          $   651,627   $    870,000   $       --   $    786,172   $    735,455
                                          ===========   ============   ==========   ============   ============

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

3.02. Amendment to Certificate of Incorporation dated July 16, 1997 (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

3.03. By-Laws of the Company (incorporated by reference to Exhibit 3 of the Company's Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989).

4.01. Credit Agreement dated April 1, 1999 by and among Tidel Engineering, L.P., the Company and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.02 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.02. First Amendment to Credit Agreement dated April 1, 1999 by and between Tidel Engineering, L.P., the Company and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.19 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.03 Second Amendment to Credit Agreement dated September 8, 2000 by and among the Company, Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated September 8, 2000).

4.04 Third Amendment to Credit Agreement dated September 29, 2000 by and among the Company, Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated September 29, 2000).

4.05 Fourth Amendment to Credit Agreement dated November 30, 2000 by and among the Company, Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

4.06. Fifth Amendment to Credit Agreement and Forbearance Agreement dated June 1, 2001 by and among the Company, Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.01 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

4.07. Sixth Amendment to Credit Agreement and Waiver dated December 18, 2001 by and among the Company, Tidel Engineering, L.P. and JP Morgan Chase (incorporated by reference to Exhibit 4.07 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
            2001).

4.08. Seventh Amendment to Credit Agreement and Waiver Agreement dated April 30, 2002 by and among JP Morgan Chase Bank, Tidel Engineering, L.P. and the Company (incorporated by reference to Exhibit 4.01 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.09. Promissory Note dated April 1, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas Commerce, N.A. (incorporated by reference to Exhibit 4.03 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.10. Term Note dated April 1, 1999, executed by Tidel Engineering, L.P. and the Company payable to the order of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.04 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.11. Revolving Credit Note dated September 30, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas, Inc. (incorporated by reference to Exhibit 4.18 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.12. Amended and Restated Revolving Credit Note dated November 30, 2000 by and between Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

4.13 Amended and Restated Revolving Credit Note dated April 30, 2002 by and between Tidel Engineering, L.P. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.02 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.14. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Engineering, L.P. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.15. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Cash Systems, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.06 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.16. Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Services, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.07 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.17. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.08 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
            1999).

4.18. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.09 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.19. Unconditional Guaranty Agreement dated April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
            1999).

4.20. Pledge and Security Agreement (Stock) dated April 1, 1999 executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
            1999).

4.21. Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999 executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.22. Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999 executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit
            4.13 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

4.23 Form of Agreement under 1997 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 4.3 of the Company's Form S-8 dated February 14, 2000).

4.24 Form of Agreement under 1989 Incentive Stock Option Plan of the Company (incorporated by reference to Exhibit 4.4 of the Company's Form S-8 dated February 14, 2000).

4.25 Common Stock Purchase Warrant of the Company issued to Montrose Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated September 8, 2000).

 4.26 Common Stock Purchase Warrant of the Company issued to Montrose Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated September 8, 2000).

 4.27 Registration Rights Agreement dated September 8, 2000 by and between the Company and Montrose Investments Ltd. (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated September 8, 2000).

 4.28 Joinder and Amendment to Registration Rights Agreement dated September 29, 2000 by and between the Company and Acorn Investment Trust (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 29, 2000).

 4.29 Amendment and Supplement to Intercreditor Agreement dated September 6, 2001 by and among the Company, Tidel Engineering, L.P. and NCR Corporation (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

 4.30 Amended and Restated Intercreditor Agreement dated September 24, 2001 by and among the Company, Tidel Engineering, L.P. and NCR Corporation (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

 4.31 Convertible Debenture of the Company issued to Montrose Investments, Ltd. Dated September 8, 2000 (incorporated by reference to Exhibit
            4.1 of the Company's Current Report on Form 8-K dated September 8,
            2000).

 4.32 Subordination Agreement dated September 8, 2000 by and among the Company, Tidel Engineering, L.P., Montrose Investments, Ltd. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated September 8, 2000).

 4.33 Convertible Debenture of the Company issued to Acorn Investment Trust dated September 29, 2000 (incorporated by reference to Exhibit
            4.1 of the Company's Current Report on Form 8-K dated September 29,
            2000).

 4.34 Subordination Agreement dated September 29, 2000 by and among the Company, Tidel Engineering, L.P., Acorn Investment Trust and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated September 29, 2000).

*4.35 Convertible Term Note of the Company in favor of Laurus Master Fund, Ltd. in the principal amount of $6,450,000 dated November 25, 2003.

*4.36 Convertible Term Note of the Company in favor of Laurus Master Fund, Ltd. in the principal amount of $400,000 dated November 25, 2003.

*4.37 Convertible Term Note of the Company in favor of Laidlaw Southwest, LLC in the principal amount of $100,000 dated November 25, 2003.

*4.38 Security Agreement by and among the Company, Tidel Engineering, L.P., Tidel Cash Systems, Inc., AnyCard International, Inc. and Tidel Services, Inc., dated November 25, 2003.

*4.39 Equity Pledge Agreement by and between the Company and Laurus Master Fund, Ltd. dated November 25, 2003.

*4.40 Partnership Interest Pledge Agreement by and among Tidel Cash Systems, Inc., Tidel Services, Inc. and Laurus Master Fund, Ltd., dated as of November 25, 2003.

*4.41 Registration Rights Agreement by and Between the Company and Laurus Master Fund, Ltd. dated November 25, 2003.

*4.42 Common Stock Purchase Warrant of the Company issued to Laurus Master Fund, Ltd. dated November 25, 2003

*4.43 Blocked Account Control Agreement by and among Tidel Engineering, L.P., Laurus Master Fund, Ltd. and JP Morgan Chase Bank, dated as of November 25, 2003.

*4.44 Guaranty by and among the Company, Tidel Engineering, L.P., Tidel Cash Systems, Inc., Tidel Services, Inc. and Laurus Master Fund, Ltd. dated as of November 25, 2003.

*4.45       Payoff Letter of Wallis State Bank dated November 24, 2003.

 4.46 Convertible Term Note of the Company in favor of Laurus Master Fund, Ltd. in the principal amount of $600,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 26, 2004).

 4.47 Convertible Term Note of the Company in favor of Laurus Master Fund, Ltd. in the principal amount of $1,500,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated November 26, 2004).

 4.48 Common Stock Purchase Warrant of the Company issued to Laurus Master Fund, Ltd. dated November 26, 2004 (incorporated by reference to
            Exhibit 10.4 of the Company's Current report on Form 8-K dated November 26, 2004).

 4.49 Agreement of Amendment and Reaffirmation by and among the Company, Tidel Engineering, L.P., Tidel Cash Systems, Inc., Anycard International, Inc., Tidel Services, Inc. and Laurus Master Fund, Ltd. dated as of November 26, 2004 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated November 26,
            2004).

 4.50 Convertible Promissory Note of the Company in favor of Laurus Master Fund, Ltd. in the principal amount of $1,250,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated November 26, 2004).

4.51 Guaranty by the Company in favor of Laurus Master Fund, Ltd. dated as of November 26, 2004 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated November 26,
            2004).

10.01 1997 Long-Term Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 dated February 14, 2000).

10.02 1989 Incentive Stock Option Plan of the Company (incorporated by reference to Exhibit 4.2 of the Company's Form S-8 dated February 14, 2000).

10.03 Lease Agreement dated February 21, 1992 between the Company and San Felipe Plaza, Ltd., related to the occupancy of the Company's executive offices (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

10.04 Amendment to Lease Agreement dated September 15, 1997 between the Company and San Felipe Plaza, Ltd., related to the occupancy of the Company's executive offices (incorporated by reference to Exhibit
            10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997)

10.05 Lease dated as of December 9, 1994 (together with the Addendum and Exhibits thereto) between Booth, Inc. and Tidel Engineering, Inc. related to the occupancy of the Company's principal operating facility in Carrollton, Texas (incorporated by reference to Exhibit
            10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.06 Agreement dated October 30, 1991 between Affiliated Computer Services, Inc. ("ACS") and Tidel Engineering, Inc. (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

10.07 EFT Processing Services Agreement dated February 3, 1995 by, between and among ACS, AnyCard International, Inc. and the Company (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.08 Amendment to EFT Processing Services Agreement dated as of September 14, 1995 by, between and among ACS, AnyCard International, Inc. and the Company (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year fiscal ended September 30, 1995).


10.09 Purchase Agreement dated February 3, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

 10.10 Amendment to Purchase Agreement dated September 14, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
            1995).

 10.11 Employment Agreement dated January 1, 2000 between the Company and James T. Rash (incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000).

 10.12 Form of Employment Agreement dated January 1, 2000 between Tidel Engineering, L.P. and Mark K. Levenick, Michael F. Hudson, M. Flynt Moreland and Eugene Moore, individually (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

 10.13 Convertible Debenture Purchase Agreement dated September 8, 2000 by and between the Company and Montrose Investments Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 8, 2000).

 10.14 Convertible Debenture Purchase Agreement dated September 29, 2000 by and between the Company and Acorn Investment Trust (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 29, 2000).

 10.15 ATM Inventory Purchase Agreement dated September 7, 2001 by and among the Company, Tidel Engineering, L.P., and NCR Corporation (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

*10.16 Note Purchase Agreement by and between JPMorgan Chase Bank, N.A. and Wallis State Bank, with the consent and agreement of Tidel Engineering, L.P., Tidel Technologies, Inc., Tidel Services, Inc., and Tidel Cash Systems, Inc. dated June 30, 2003.

*10.17 Securities Purchase Agreement by and between the Company and Laurus Master Fund, Ltd. dated November 25, 2003.

*10.18 Termination Agreement by and between the Company and Montrose Investments Ltd. dated November 24, 2003.

*10.19 Termination Agreement by and between the Company and Columbia Acorn Trust dated November 25, 2003.

 10.20 Securities Purchase Agreement by and between the Company and Laurus Master Fund, Ltd. dated November 26, 2004 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 26, 2004).

 10.21 Purchase Order Finance and Security Agreement dated as of November 26, 2004 between Laurus Master Fund, Ltd. and Tidel Engineering, L.P. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated November 26, 2004).

*10.22 Agreement Regarding [Name Redacted] Transaction and Other Asset Sales by and between the Company and Laurus Master Fund, Ltd., dated November 26, 2004.

 21.01      Subsidiaries of the Company.

*31.1 Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* - filed herewith