Form 10-K
period 2004-09-30
TIDEL TECHNOLOGIES INC
filed 2005-08-01
CIK 842695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended September 30, 2003 and 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file Number 000-17288
TIDEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Wilcrest Drive, Suite 205 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code (713) 783-8200

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
common stock, par value $.01 per share

(Title of Class)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the 20,039,605 shares of common stock held by non-affiliates of the registrant based on the closing sale price on July 6, 2005 of $0.36 was $7,214,258. The number of shares of common stock outstanding as of the close of business on July 6, 2005 was 20,677,210.

TIDEL TECHNOLOGIES, INC.
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

		PAGE

PART I
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	8

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosure and Market Risk	29
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	37

PART III
Item 10.	Directors and Executive Officers of the Registrant	37
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management	43
Item 13.	Certain Relationships and Related Transactions	44
Item 14.	Principal Accounting Fees and Services	45

PART IV
Item 15.	Financial Statement Schedules, Exhibits, and Reports on Form 8-K	47
Financial Statements		48
Signatures		80
Index to Exhibits		82
Asset Purchase Agreement
Agreement Regarding NCR Transaction and Other Asset Sales - Laurus Master Fund, Ltd.
Settlement Agreement
Code of Conduct and Ethics of Tidel Technologies, Inc.
Certification of Interim CEO pursuant to Section 302
Certification of Interim CFO pursuant to Section 302
Certification of Interim CEO pursuant to Section 906
Certification of Interim CFO pursuant to Section 906

*	This Table of Contents is inserted for convenience of reference only and shall not be considered “filed” as a part of this Annual Report on Form 10-K for the fiscal years ended September 30, 2003 and 2004.

PART I
ITEM 1.     BUSINESS
(a) General Development of Business
      Tidel Technologies, Inc. (and including its wholly-owned subsidiaries, collectively, the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Delaware in November 1987 under the name of American Medical Technologies, Inc., succeeding a corporation established in British Columbia, Canada in May 1984.
      In September 1992, we acquired Tidel Engineering, Inc., a manufacturer of cash handling devices and other products. We changed our name to Tidel Technologies, Inc. in July 1997. The Company is primarily engaged in the development, manufacturing, sale and support of automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which are designed for the management of cash within various specialty retail markets.

Our Prior Inability to Timely File Forms 10-K and 10-Q
      We filed our Form 10-K for the fiscal year ended September 30, 2002 on February 1, 2005; however, we were unable to prepare and file the Forms 10-Q for the quarters ended December 31, 2002, March 31, 2003, and June 30, 2003, the Form 10-K for the fiscal year ended September 30, 2003; the Forms 10-Q for the quarters ended December 31, 2003, March 31, 2004, and June 30, 2004, the Form 10-K for the fiscal year ended September 30, 2004; and the Forms 10-Q for the quarters ended December 31, 2004 and March 31, 2005. Our common stock was delisted from the Nasdaq SmallCap Market on March 26, 2003; however, our common stock has continued to trade on the Pink Sheets over-the-counter securities market.
      We were unable to timely file the aforementioned forms due to limited financial resources at the times such forms were due and the time and expense to compile our financial statements to be audited by an independent registered public accounting firm, and reviewed by an independent registered public accounting firm, as applicable.
(b) Financial Information about Operating Segments
      We conduct business within one operating segment, principally in the United States.
(c) Description of Business
      We develop, manufacture, sell and support ATM products and Cash Security products. Sales of ATM and Cash Security products are generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. Sentinel products are often sold directly to end-users as well as distributors.
      The ATM products are low-cost, cash-dispensing automated teller machines that are primarily designed for the off-premise, or non-bank, markets. We offer a wide variety of options and enhancements to the ATM products, including custom configurations that dispense cash-value products, such as coupons, tickets and stored-value cards; accept currency; and perform other functions, such as check-cashing.
      The TACC products are essentially stand-alone safes that dispense cash to an operator in preset amounts. As a deterrent to robbers, $50 or less in cash is kept in a register at any given time. When a customer requires change in denominations of $5, $10 and $20 bills, the clerk presses a button on the TACC for the appropriate denomination and the cash is dispensed in a plastic tube. The time and frequency it takes to dispense the cash is pre-determined and adjustable so that in high-risk times of operations, transaction times can be slowed to act as a deterrent against robberies. When excess cash is collected, the clerk simply places individual bills back into the plastic tubes and loads them into the TACC for safe storage. Other available features include envelope drop boxes for excess cash, dollar scanners, state lottery interfaces, touch pads requiring user PINs for increased transaction accuracy and an audit trail and reporting capabilities.
      The Sentinel products were introduced in 2002. The Sentinel product has all the functionality of the TACC, but has been designed to also reduce the risk of internal theft and increase in-store management efficiencies through its state-of-the-art integration with a store’s point-of-sale (“POS”) and accounting systems. Our engineering, sales and service departments work closely with distributors and their customers to continually analyze and fulfill their needs, enhance existing products and develop new products. Sales of our ATM and cash security products accounted for approximately 86%, 83% and 82% of revenue in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.
      The principal materials and components used by us are pre-fabricated steel cabinets, custom molded plastic and various electronic parts and components, all of which are readily available in quantity at this time. We assemble our products by configuring parts and components received from a number of major suppliers with our proprietary hardware and software.
      We maintain patents and trademarks on processes and brands associated with our product lines; however, we do not believe that patents and trademarks, in general, serve as barriers to entry into the ATM or the cash security system industry. Our overall success depends upon proprietary technology and other intellectual property rights. We must be able to obtain patents and register new trademarks in order to develop and introduce new product lines.
      Our operating results and the amount and timing of revenue are affected by numerous factors including production schedules, customer priorities, sales volume and sales mix. We ordinarily fill and ship customer orders within 45 days of receipt; therefore, we historically have had no significant backlog.
(d) Recent Developments

Proposed Sale of ATM Business
      On February 19, 2005, the Company and its wholly-owned subsidiary Tidel Engineering, L.P. (together with the Company, the “Sellers”) entered into an asset purchase agreement with NCR Texas LLC, a single member Delaware limited liability company (“NCR Texas”) that is a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of our ATM business (the “Asset Purchase Agreement”). The purchase price for the ATM business of the Sellers is $10,175,000, plus the assumption of certain liabilities related to the ATM business and, subject to certain adjustments as provided in the Asset Purchase Agreement (the “Purchase Price”). The Purchase Price is also subject to adjustment based upon the actual value of the assets delivered, to the extent the value of the assets delivered is 5% greater than or less than a predetermined value as stated in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities.
      The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus Master Fund, Ltd. (“Laurus”). However, even after the application of net proceeds towards the repayment of the loans, Laurus may continue to hold warrants to purchase up to 4,750,000 shares of our common stock, and will have a contractual right to receive a significant percentage, or approximately 60%, of the proceeds of any subsequent sale of all, or substantially all, of the remaining equity interests and/or other assets of the Company in one or more transactions, pursuant to the Agreement Regarding NCR Transaction and Other Asset Sales. The Company has retained Stifel, Nicolaus & Company, Inc. to sell the remainder of the Company’s business, as required pursuant to the terms of the Additional Financing, as discussed below.
      The closing of the sale of the ATM business pursuant to the Asset Purchase Agreement is subject to several conditions, including shareholder approval. The Sellers do not contemplate seeking shareholder approval until the Company is current in its reporting requirements under the Securities Exchange Act of 1934, as amended. Pursuant to contractual arrangements with its lenders, the Company is required to be current no later than July 31, 2005, after which time the Company will commence seeking shareholder approval for this transaction. The Company believes that the transaction will likely close during the fourth quarter of calendar 2005.
      Following the closing of the transactions under the Asset Purchase Agreement, it is contemplated that approximately 50% of our employees would become employees of NCR Texas, including up to two executives, subject to their reaching mutually satisfactory agreements with NCR Texas.
      Pursuant to the Asset Purchase Agreement, until the earlier of the closing of the transactions contemplated thereby or termination of the Asset Purchase Agreement (the “Exclusivity Period”), the Sellers have agreed not to communicate with potential buyers, other than to say that they are contractually obligated not to respond. The Sellers are obligated to forward any communications to NCR Texas. In the event that the Sellers breach these provisions, then as provided in the Asset Purchase Agreement, the Sellers are obligated to pay a $2,000,000 fee to NCR Texas (the “Fee”). Also as provided in the Asset Purchase Agreement, under certain limited circumstances the Sellers may consider an unsolicited offer that our Board of Directors (the “Board”) deems to be financially superior. However, immediately following the execution of a definitive agreement for the transaction contemplated by such superior offer, NCR Texas is to be paid the Fee.
      The Asset Purchase Agreement also contains provisions restricting the Sellers from owning or managing any business similar to the ATM business for a period of five years after the closing of the transactions contemplated by the Asset Purchase Agreement. In addition, the agreement contains provisions restricting the Sellers from soliciting or hiring any employees of NCR Texas for a period of two years after the closing and restricting NCR Texas from hiring Sellers’ employees.

Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
      We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our TACC business. We are currently working with Stifel in connection with such a proposed sale.

Bankruptcy of Credit Card Center (“CCC”), Impact on Liquidity and Additional Financing
      Sales to one customer, JRA 222, Inc. d/b/a Credit Card Center (“CCC”), were $44,825,049 or 61% of net sales for the fiscal year ended September 30, 2000. In the three months ended December 31, 2000, sales to CCC were $11,748,018, or 70% of our net sales for the quarter. During January 2001, we became aware that CCC was experiencing financial difficulties and sales to this customer were discontinued. Prior to CCC’s financial difficulties it was one of the largest distributors of off-premise ATMs in the U.S. There have been no shipments to CCC since January 1, 2001. As a result, sales to CCC for fiscal year 2001 amounted to 33% of our net sales for the year. The termination of sales to CCC had a material adverse effect on our sales and earnings for the fiscal years ended September 30, 2002 and 2001. In addition, the overall negative reaction to CCC’s problems exhibited by the ATM industry reduced the overall demand for the type of ATM machines we manufacture. Due to the difficulty end-user purchasers had in obtaining sufficient levels of lease financing, the market for our ATM products deteriorated even further.
      After several months of unsuccessful efforts to remedy its financial difficulties, CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, we had accounts and a note receivable due from CCC totaling approximately $27 million, which were secured by a security interest in CCC’s accounts receivable, inventories and transaction income. However, NCR Corporation (“NCR”) and Fleet National Bank (“Fleet”) also had competing secured interest claims on the same assets and income of CCC, resulting in our security interest not adequately covering our liability claim. The proceeding was subsequently converted to a Chapter 7 proceeding and a Trustee was appointed in April 2002.

      In September 2001, we and NCR jointly acquired CCC’s ATM inventory pursuant to, and in accordance with, the ATM Inventory Purchase Agreement approved by the Federal Bankruptcy Court. The total purchase price was $8,000,000, and consisted of our cash deposit of $1,000,000 made into escrow and equal credits against the debt owed by CCC to both NCR and us. An escrow of $700,000 was established to cover any payments to Fleet, which provided banking and related services to CCC, in the event that their claim was ultimately determined to be secured. An escrow of $300,000 was established to cover any claims of warehousemen, carriers and storage facilities secured by valid and perfected security interests in such purchased ATMs. The exact amount of those claims has not yet been determined.
      Pursuant to a separate but related Intercreditor Agreement, as amended, between NCR and us, NCR paid us $1,177,550 in September 2001 to purchase approximately 1,700 ATMs manufactured by NCR that were included in the inventory jointly acquired from CCC. NCR subsequently paid us an additional $46,200 in January 2002 upon the resale of the ATMs.
      In addition to the amounts received from NCR during 2001, we acquired a significant amount of different ATM units manufactured by us, along with various parts used for these ATM units. We were able to utilize some of these ATM units during fiscal years 2001 and 2002 to fill subsequent sales orders from customers. During fiscal 2003 and 2004, we were able to utilize most of the remaining recovered parts for production, warranty work and sales to customers.
      Notwithstanding our commitment to aggressively pursue our rights to collect substantial additional funds from CCC and in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, in 2001, we increased our reserve to $20.3 million against the trade accounts receivable due from CCC and increased our notes receivable reserve to $3.8 million, which represents the total outstanding balances of the trade accounts note receivable due from CCC. In addition, we provided additional reserves of $500,000 due to uncertainties regarding the full recovery of our escrow deposits. As of September 30, 2002, our remaining receivable from the escrow deposits was reduced to $500,000. As of September 30, 2003, we had written off substantially all of the $24.1 million owed to us by CCC against the remaining balance of the note and trade accounts receivable, resulting in a $250,000 balance in accounts receivable at September 30 of 2003 and 2004. Our management intends to continue monitoring this matter and to take all actions that it determines to be necessary based upon its findings. Accordingly, we may incur additional expenses which would be charged to earnings in future periods.
      As of July 2005, we are still actively pursuing the collection of monies from CCC, although it is unlikely that we will receive significant additional funds from CCC. See Part I, Item 3 “Legal Proceedings”; Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Note 3, “Major Customers and Credit Risks” to Notes to Consolidated Financial Statements in Part IV of this Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and September 30, 2003 (the “Annual Report”) for additional information about our relationship with CCC as a major customer.
      Our liquidity was negatively impacted by our inability to collect the outstanding receivables and claims from CCC; therefore, we were required to seek additional financing, resulting in a substantial increase in our debt, as discussed below.
      On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus Master Fund, Ltd. (“Laurus”) pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus dated as of November 25, 2003 (the “2003 SPA”). The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to two investors (the “Holders”) in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and Convertible Debentures held by the Holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to this Financing. See further discussion in Part IV, Note 10, “Long-Term Debt and Convertible Debentures” of this Annual Report. In March 2004, the $400,000 note was repaid in full.
      In connection with the closing of the Financing, all outstanding litigation including, without limitation, the Montrose Litigation, was dismissed, and a revolving credit facility with a bank (the “Revolving Credit Facility”) was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for additional information.
      In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. The reduction in conversion price resulted in an additional discount against the carrying value of the notes. As a result, we will record additional interest charges totaling approximately $1,900,000 over the remaining terms of the notes related to the discounts.
      On November 26, 2004, we completed a $3,350,000 financing transaction (the “Additional Financing”) with Laurus pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus, dated as of November 26, 2004 (the “2004 SPA”). The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010 based on the market value on November 26, 2004. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and

(iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.
      THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK AND, WHEN COUPLED WITH THE 2003 FEE SHARES, REPRESENT APPROXIMATELY 60% OF OUR OUTSTANDING COMMON STOCK SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
      In connection with the Financing, Laurus required that we covenant to become current in our filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, the Additional Financing documents require, among other things, that we provide evidence of filing to Laurus of our fiscal 2003, fiscal 2004 and year-to-date interim 2005 filings with the Securities and Exchange Commission on or before July 31, 2005. The 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”) was filed on February 1, 2005, in accordance with Additional Financing documents’ requirements. Fourteen (14) days following such time as we become current in our filings with the Securities and Exchange Commission, we must deliver to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board (the “Listing Requirement”).
      On February 4, 2005, we received a letter from the Securities and Exchange Commission stating that the Division of Corporate Finance of the SEC would not object to the Company filing a comprehensive annual report on Form 10-K which covers all of the periods during which it has been a delinquent filer, together with its filing all Forms 10-Q which are due for quarters subsequent to the latest fiscal year included in that comprehensive annual report. However, the SEC Letter also stated that, upon filing such a comprehensive Form 10-K, the Company would not be considered “current” for purposes of Regulation S, Rule 144 or filing on Forms S-8, and that the Company would not be eligible to use Forms S-2 or S-3 until a sufficient history of making timely filings is established. Laurus consented to the filing of such a comprehensive annual report in satisfaction of the Filing Requirements mandated on or before July 31, 2005. Laurus also consented to a modification of the requirement that a Registration Statement be filed within 20 days of satisfaction of the Filing Requirements to instead require that the Registration Statement be required to be filed by September 20, 2006.
      Pursuant to the terms of the Financing and the Additional Financing, an Event of Default occurs if, among other things, we do not complete our filings with the Securities and Exchange Commission on the timetable set forth in the Additional Financing documents, or we do not comply with the Listing Requirement or any other material covenant or other term or condition of the 2003 SPA, the 2004 SPA, the notes we issued to Laurus or any of the other documents related to the Financing or the Additional Financing. If there is an Event of Default, including any of the items specified above or in the transaction documents, Laurus may declare all unpaid sums of principal, interest and other fees due and payable within five (5) days after we receive a written notice from Laurus. If we cure the Event of Default within that five (5) day period, the Event of Default will no longer be considered to be occurring.
      If we do not cure such Event of Default, Laurus shall have, among other things, the right to have two (2) of its designees appointed to our Board, and the interest rate of the notes shall be increased to the greater of 18% or the rate in effect at that time.
      On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of our assets, and is guaranteed by our subsidiaries. The Asset Sales Agreement provides that (i) once our obligations to Laurus have been paid in full (other than the Reorganization Fee), we shall be able to seek additional financing in the form of a non-convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to Laurus’s right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement (each, a “Company Sale”) shall be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee as defined. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we shall pay any remaining balance due on the Reorganization Fee to Laurus. We will record a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.
      As of July 31, 2005, we have $1,250,000 available for borrowing under the Purchase Order Note through November 26, 2005, as part of the Additional Financing in November 2004.

Customers
      We develop, manufacture, sell and support ATM products, TACC products and the Sentinel products, which are designed for specialty retail marketers. Sales of ATM and TACC products are generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. Sentinel products are often sold directly to end-users as well as distributors.
      The markets for our ATM products are characterized by intense competition. We expect the intensity of competition to increase. A major cause of the intense competition is the saturation of the U.S. market, which may limit the growth opportunities in the future. Additionally, the increased use of debit cards by consumers, as opposed to cash, may lower the number of transactions per ATM which could result in lower sales of new ATMs. Large manufacturers such as Diebold Incorporated, NCR Corporation, Triton Systems (a division of Dover Corporation) and Tranax (a distributor of Hyosung) compete directly with us in the low-cost ATM market. Additionally, demand in fiscal year 2003 compared with 2002 decreased, due to (i) the declaration of bankruptcy by CCC, our former largest customer, (ii) the deterioration of the third-party lease finance market to the ATM industry, and (iii) the general downturn in the economy. Our direct competitors for our TACC products include FireKing Industries, Armor Safe Company and AT Systems. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market. Demand for ATMs in fiscal 2004 increased compared with fiscal 2003 due to an increase in confidence from long time customers, and customers having increased capital to install and replace ATMs.
      No one customer accounted for more than 10% of net sales for the fiscal year 2002. Only one customer accounted for more than 10% of net sales for the fiscal year ended September 30, 2003, and no customer accounted for more than 10% of net sales for the fiscal year ended September 30, 2004.
      Our compliance with federal, state and local environmental protection laws during 2004 and 2003 had no material effect upon our capital expenditures, earnings or competitive position. As of September 30, 2004, it was not expected that compliance with such laws would have a material effect upon our capital expenditures, earnings or the competitive position in future years.
     Employees
      At September 30 of the fiscal years ended in 2004 and 2003, we employed approximately 107 and 110 people, respectively. At May 15, 2005, we had approximately 110 employees.

     Company Information and Website
      Our principal executive offices are located at 2900 Wilcrest Drive, Suite 205, Houston, Texas 77042. Our telephone number is (713) 783-8200. The Internet address of our principal operating subsidiary is www.tidel.com. Copies of the annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available on our subsidiary’s web site free of charge. The information posted on our web site is not incorporated into this Annual Report.
(e) Financial Information about Geographic Areas
      The vast majority of our sales in fiscal 2004 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 16%, 25% and 13%, in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.
      Substantially all of our assets were located within the United States during fiscal year 2004 and 2003, and are still located in the United States today. Inventory in transit related to sales to customers outside the United States can be in foreign countries prior to receipt by the customer.
ITEM 2.     PROPERTIES
      Our corporate offices during fiscal 2003 were located in approximately 4,100 square foot space in Houston, Texas. Our lease expired on December 31, 2002; however, we continued to lease the space on a month-to-month basis until September 30, 2003. We relocated our corporate offices on October 1, 2003 into an approximately 2,100 square foot space. On June 1, 2005, we renewed the lease for these offices for a term of seven months which expires December 31, 2005, with an option to lease on a month-to-month basis thereafter. We believe that our present leased space is suitable for our needs.
      The manufacturing, engineering and warehouse operations of Tidel Engineering, L.P. are located in two nearby facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in February 2006 with an option to extend for three years. This lease is to be assumed by NCR Texas pursuant to the Asset Purchase Agreement, discussed further in Part I, Item 1 of this Annual Report. This facility is to be assumed by NCR Texas in accordance with the Asset Purchase Agreement.
      At September 30, 2004 and 2003, we owned tangible property and equipment with a cost basis of approximately $5.4 million and $5.2 million, respectively.
ITEM 3.     LEGAL PROCEEDINGS
      CCC, our largest customer in 2000 and 2001, filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001 in the United States Bankruptcy Court for the Eastern District of Pennsylvania. On or about April 21, 2002, the bankruptcy case was converted to a Chapter 7 proceeding and the court subsequently appointed a trustee. At the time that the original petition was filed, CCC owed us approximately $27 million, excluding amounts for interest, attorney’s fees and other charges. As of September 30, 2001, we had recouped inventory from CCC’s estate recorded at an approximate value of $3 million. At the time of the bankruptcy filing, CCC’s obligation to us was secured by a collateral pledge of accounts receivable, inventories and transaction income, although the value of our collateral was unclear. Based upon our analysis of all available information regarding the CCC bankruptcy proceedings, we had recorded a reserve in the amount of approximately $24.1 million as of September 30, 2002.
      In connection with CCC’s bankruptcy filing, we filed proofs of claim regarding the obligations of CCC due and owing us and our interest in certain assets of CCC. Others filing similar claims based on alleged security interests in the same property of the bankruptcy estate were Fleet, which provided banking and related services to CCC; NCR, another secured creditor and vendor of CCC; and several leasing companies.
      Notwithstanding our commitment to aggressively pursue our rights to collect substantial additional funds from CCC and in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, in 2001, we increased our reserve to $20.3 million against the trade accounts receivable due from CCC and increased our notes receivable reserve to $3.8 million, which represents the total outstanding balances of the trade accounts note receivable due from CCC. In addition, we provided additional reserves of $500,000 due to uncertainties regarding the full recovery of our escrow deposits. As of September 30, 2002, our remaining receivable from the escrow deposits was reduced to $500,000. As of September 30, 2003, we had written off substantially all of the $24.1 million owed to us by CCC against the remaining balance of the note and trade accounts receivable, resulting in a $250,000 balance in accounts receivable at September 30 of 2003 and 2004. Our management intends to continue monitoring this matter and to take all actions that it determines to be necessary based upon its findings. Accordingly, we may incur additional expenses which would be charged to earnings in future periods.
      Prior to CCC’s bankruptcy filing, we filed an action in the 134th Judicial District Court of the State of Texas in Dallas County, Texas, against Andrew J. Kallok (“Kallok”), the principal shareholder and executive officer of CCC for, among other claims, failure to pay amounts due and owing, breach of contract, and fraud associated with product sales to CCC. On November 7, 2002, the Court made a final judgment, finding for us and ordering Kallok, due to his fraudulent actions, to pay us damages, including prejudgment interest, in the amount of $26.2 million. Due to the current financial condition of Kallok, we have no guarantee that we will be able to collect any or all of the damages that the Court has awarded to us.
      We and several of our officers and directors were named as defendants (the “Defendants”) in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas (the “Southern District”), George Lehockey v. Tidel Technologies, et al., H-01-3741. Prior to the suit’s filing, four identical suits were also filed in the Southern District. On or about March 18, 2002, the Court consolidated all of the pending class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995 (“Reform Act”). On April 10, 2002, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) that alleged that the Defendants made material misrepresentations and omissions concerning our financial condition and prospects between January 14, 2000 and February 8, 2001 (the putative class period). In June 2004, we reached an agreement in principle to settle these class action lawsuits. The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by our liability insurance carrier and our issuance of two million shares of common stock. In October 2004, the Court approved the settlement and the shares were issued in November 2004. In addition, in August 2004, we reached an agreement with the liability insurance carrier to issue warrants to the carrier to purchase 500,000 shares of our common stock at an exercise price of $0.67 per share in exchange for the carrier’s acceptance of the terms of the class action lawsuit. We provided a reserve of $1,564,490 in fiscal 2002 to cover any losses from this litigation.
      On August 9, 2002, one of the holders of our 6% Convertible Debentures, Montrose Investments, Ltd. (“Montrose”), commenced an adversary proceeding against us in the Supreme Court of the State of New York, County of New York, claiming monies due under the Convertible Debentures (the “Montrose Litigation”). This action was dismissed by the Court on March 3, 2003. Montrose filed a Notice of Appeal with the Supreme Court of the State of New York, Appellate Division, First Department on May 20, 2003. This litigation was dismissed in conjunction with the financing completed in November 2003, as discussed more fully in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16, “Commitments and Contingencies” in Part IV, “Notes to the Consolidated Financial Statements” of this Annual Report. For a description of our 6% Convertible Debentures see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report. On or about December 2, 2003, we entered into a stipulation of discontinuance, which dismissed the appeal.
      On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Tidel Engineering, L.P. infringes one or more patent claims found in CSS patent U.S. Patent

No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. Tidel Engineering, L.P. is vigorously defending this litigation.
      The Company has filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. The Company and Tidel Engineering, L.P. have also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, both the Tidel entities are asking the Eastern District of Texas to find, among other things, that neither the Company nor Tidel Engineering have infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or big process for Tidel Engineering L.P.’s cash security business. The Company is vigorously pursuing this declaratory judgment action.
PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information
      Our common stock is currently traded over-the-counter on the Pink Sheets under the symbol “ATMS.PK.” From March 26, 2002 through March 26, 2003, our common stock traded on the Nasdaq SmallCap Market. From August 16, 2000 through March 25, 2002, our common stock traded on the Nasdaq National Market. The following table sets forth the quarterly high and low bid information for our common stock for the three-year period ended September 30, 2004. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2004		2003		2002

Fiscal Quarter Ended	High	Low	High	Low	High	Low

December 31,	$.78	$.33	$.61	$.35	$.69	$.40
March 31,	.75	.47	.43	.17	.85	.37
June 30,	.96	.65	.21	.16	.65	.32
September 30,	.80	.59	.42	.17	.60	.31

Fiscal Year	$.96	$.33	$.61	$.16	$.85	$.31

      On January 21, 2003, we received notice from The Nasdaq Stock Market, Inc. that, as a result of our 10-K filing deficiency, we had failed to comply with the requirements for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(14), and that our securities were subject to delisting. We had previously received notice that we failed to comply with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). On February 14, 2003, we received a third notice from The Nasdaq Stock Market, Inc., which stated we had failed to comply with the minimum shareholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B). On February 20, 2003, we had an oral hearing before the Nasdaq Listing Qualifications Panel to review these three compliance deficiencies. On March 25, 2003, we were notified by the Nasdaq Listing Qualifications Panel that our common stock would be delisted from the Nasdaq SmallCap Market effective March 26, 2003. Effective at the opening of business on March 26, 2003, our common stock began trading over-the-counter on the Pinks Sheets under the ticker symbol “ATMS.PK”.

(b) Holders
      As of June 30, 2005, there were approximately 178 holders of record of our common stock.
(c) Dividends
      We have not paid any dividends in the past, and do not anticipate paying dividends in the foreseeable future. From September 30, 2002, until November 25, 2003 our wholly-owned subsidiary, Tidel Engineering, L.P., was restricted from paying dividends to us pursuant to the subsidiary’s revolving credit agreement with a bank in effect at that time. Since November 25, 2003, we have been restricted from paying dividends by Laurus. For additional information about our arrangements with Laurus, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
(d) Securities Authorized for Issuance under Equity Compensation Plans
      We adopted the Tidel Technologies, Inc. 1997 Long-Term Incentive Plan (the “1997 Plan”) effective July 15, 1997. The 1997 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees or directors or our subsidiaries. Under the 1997 Plan, up to 2,000,000 shares of common stock may be awarded. The number of shares issued or reserved pursuant to the 1997 Plan (or pursuant to outstanding awards) are subject to adjustment on account of mergers, consolidations, reorganization, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate, or lapse, will again be available for grant under the 1997 Plan. Our predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the “1989 Plan”), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of common stock, of which 50,000 were outstanding at September 30, 2004 and 70,000 were outstanding at September 30, 2003. In addition to stock options granted under the 1997 Plan and 1989 Plan we issued warrants to our directors as part of their remuneration.
      The following table provides information regarding common stock authorized for issuance under our compensation plans as of September 30th of 2004 and 2003. This table also includes 300,000 warrants issued for directors’ remuneration that were outstanding as of September 30, 2003. See Note 13 in Part IV, “Notes to the Consolidated Financial Statements” of this Annual Report for additional information about these warrants.
Equity Compensation Plan Information
As of September 30, 2004

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column(a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	786,000	$1.67	1,309,203
Equity compensation plans not approved by security holders	—	—	—

Total	786,000	$1.67	1,309,203

As of September 30, 2003

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column(a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,281,000	$1.93	2,472,828
Equity compensation plans not approved by security holders	—	—	—

Total	1,281,000	$1.93	2,472,828

(e) Recent Sales of Unregistered Securities
      The following sales of unregistered securities were sold by the Company during the 2003 and 2004 fiscal years in reliance on the exemptions from registration contained in Section 4(2) and Regulation D promulgated under the Securities Act of 1933.
      At September 30, 2003, we had outstanding warrants to purchase 1,018,420 shares of common stock expiring at various dates through November 2010 including 300,000 warrants to purchase common stock at an exercise price of $2.91 (such price being equal to the fair market value of the common stock at the date of the grant) in connection with directors’ remuneration. The warrants had exercise prices ranging from $0.45 to $11.27 per share and, if exercised, would generate proceeds to us of approximately $6,735,068. No warrants were exercised during the years ended September 30, 2001 through 2004.
      At September 30, 2004, we had outstanding warrants to purchase 5,079,473 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.30 to $11.27 per share and, if exercised, would generate proceeds to us of approximately $3,626,387.
      In September 2003, we issued a shareholder, Alliance Developments, Ltd. (“Alliance”), an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal, Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $20,572 in fiscal 2003 related to the discounts. The note was paid in full on March 5, 2004.
      In November of 2003, we issued warrants in connection with the Laurus Financing discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report. The financing comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures. See further discussion in Note 10, “Laurus Financing” in Part IV, “Notes to Consolidated Financial Statements” of this Annual Report.

      In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share.
      In November of 2004, we issued additional securities in connection with the Additional Financing with Laurus, discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report, which is comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. We recorded additional interest expense totaling $638,010 related to the 2003 Fee Shares based on the fair value of the stock price on the date issued.
      In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.
      THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK AND, WHEN COUPLED WITH THE 2003 FEE SHARES, REPRESENT APPROXIMATELY 60% OF OUR OUTSTANDING COMMON STOCK SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
      We issued to a shareholder and former director an unsecured, short-term promissory note dated October 2, 2003 in the principal amount of $120,000 due April 2, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 40,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $7,611 in fiscal 2004 related to the discounts. The note was paid in full on March 8, 2004.

      We also issued to the shareholder and former director an unsecured, short-term promissory note dated October 21, 2003 in the principal amount of $90,000 due April 21, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 30,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $6,608 in fiscal 2004 related to the discounts. The note was paid in full on November 26, 2003.
      The Company issued to an affiliate of a shareholder an unsecured, short-term promissory note dated November 20, 2003 in the principal amount of $210,000 due May 20, 2004; plus accrued interest at 8% per annum, payable at maturity. In consideration for the loan, the note holder received three-year warrants to purchase 70,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $30,619 over the term of the note related to the discounts. The note was paid in full on March 5, 2004 from proceeds obtained in the Financing.
ITEM 6.     SELECTED FINANCIAL DATA
      The selected financial data presented below is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and its notes and with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
      The Consolidated Financial Statements for 2000 through 2002 were audited by KPMG LLP. The Consolidated Financial Statements for 2003 through 2004 were audited by Hein & Associates LLP.

	Years Ended September 30,

SELECTED STATEMENT OF OPERATIONS DATA:(1)	2004	2003	2002	2001	2000

Operating revenues	$22,514	$17,794	$19,442	$36,086	$72,931
Operating income (loss)	(5,250)	(6,637)	(11,552)	(24,764)	15,440
Net income (loss)(2)	11,318	(9,237)	(14,078)	(25,942)	9,169
Net income (loss) per share:
Basic	.65	(0.53)	(0.81)	(1.49)	0.55
Diluted	.37	(0.53)	(0.81)	(1.49)	0.50

	As of September 30,

SELECTED BALANCE SHEET DATA:(1)	2004	2003	2002	2001	2000

Current assets	$9,648	$11,773	$17,263	$28,797	$59,933
Current liabilities	8,161	32,109	28,487	28,547	11,595
Working capital (deficit)	1,487	(20,336)	(11,224)	250	48,338
Total assets	10,778	14,430	19,907	33,837	64,532
Total short-term notes payable and long-term debt (Net of Discount)	212	2,279	20,000	23,424	22,397
Shareholders’ equity (deficit)	2,588	(17,679)	(8,580)	5,194	30,668

	Three Months Ended

SELECTED QUARTERLY FINANCIAL	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
DATA:(1)	2004	2004	2004	2003	2003	2003	2003	2002

Operating revenues	$4,938	$4,619	$5,304	$7,654	$4,243	$4,343	$3,274	$5,934
Operating loss from continuing operations	(2,994)	(1,283)	(925)	(47)	(2,836)	(1,466)	(1,800)	(535)
Net income (loss)	(4,764)	(1,728)	(161)	17,971	(3,509)	(2,134)	(2,427)	(1,167)

(1)	All amounts are in thousands, except per share dollar amounts.

(2)	Income tax expense (benefit) was $(81,229), $0, $(293,982), $(3,416,030) and $4,838,000, for the years ended September 30, 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a) General
      During the past three years, we have experienced operating losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. See “Liquidity and Capital Resources” under this item for a detailed discussion of these financing transactions.

Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are the collectibility of contract receivables and claims, the fair value of our inventory, the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets, the expected timing of the sale of products, estimates for the number and related costs of insurance claims for medical care obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.
      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, assuming the Company continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report. We consider certain accounting policies to be critical policies due to the significant judgments, subjective and complex estimation processes and uncertainties involved for each in the preparation of our Consolidated Financial Statements. We believe the following represents our critical accounting policies. We have discussed our critical accounting policies and estimates, together with any changes therein, with the audit committee of our Board of Directors.

Revenue Recognition
      Revenues are recognized at the time products are shipped to customers. We have no continuing obligation to provide services or upgrades to our products, other than a warranty against defects in materials and workmanship. We only recognize such revenues if there is persuasive evidence of an arrangement, the products have been delivered, there is a fixed or determinable sales price and a reasonable assurance of collectibility from the customer.
      Our products contain imbedded software that is developed for inclusion within the equipment. We have not licensed, sold, leased or otherwise marketed such software separately. We have no continuing obligations after the delivery of our products and we do not enter into post-contract customer support arrangements related to any software embedded into our equipment.

Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values. During the fiscal year ended 2003, we decreased our reserve by $114,611 and we increased our reserve by $614,611 in 2004. At September 30, 2004, our reserve was $1,900,000. Our reserve generally fluctuates based on the level of production and the introduction of new models.

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

Net Income (Loss) Per Share
      In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), we compute and present both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities), which are convertible into common stock. Dilutive EPS reflects the potential dilution from options, warrants and convertible securities.

Accounts Receivable
      We have significant investments in billed receivables as of September 30, 2004 and 2003. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on uncollectable receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of September 30, 2004 and 2003, the allowance for doubtful contract receivables was $1,610,416 and $847,815, respectively. The amounts for the provision of doubtful accounts the years ended September 30, 2004, 2003 and 2002 was $729,361, $624,511 and $2,985,744, respectively.
(b) Impact of Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.
      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

•	The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

•	The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.
      We currently plan to adopt SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $1,392 in 2004, an increase to our net loss of $15,363 in 2003 and $50,633 in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1 of the Notes to Consolidated Financial Statements.
      We will be required to recognize expense related to stock options and other types of equity-based compensation beginning in fiscal year 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, we may be required to change our method for determining the fair value of stock options.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of this statement is issued. Retroactive application is not permitted. We are analyzing the requirements of this new statement and believe that its adoption will not have a significant impact on our financial position, results of operations or cash flows.
      In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and are provided in Part II, Item 8, “Financial Statements and Supplementary Data,” and Note 16, “Commitments and Contingencies.” The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
      In June 2001, the FASB issued SFAS No. 142 entitled “Goodwill and Other Intangible Assets.” Under SFAS No. 142, existing goodwill is no longer amortized, but is tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 required us to perform the first goodwill impairment test on all reporting units within six months of adoption. We adopted SFAS No. 142 effective October 1, 2002, however, during the year ended September 30, 2002, we recorded an impairment charge against our remaining goodwill balance of approximately $464,000. Therefore, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.
      In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions, as well as other items. As a result, gains or losses arising from the extinguishment of debt are no longer required to be reported as extraordinary items. We reported a gain on extinguishment of debt in the fiscal year 2004 in the amount of $18,823,000.
      Effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), changed the criteria for determining when the disposal or sale of certain assets meets the definition of “discontinued operations.” At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (a)which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the February 19, 2005 Asset Purchase Agreement of the ATM division with NCR. For additional discussion, see Note 2, “Liquidity” in Part IV, “Notes to Consolidated Financial Statements” for more information. We have concluded that we will be required to report the ATM assets of this sale as discontinued operations net of any applicable income taxes for the first fiscal quarter 2005.
(c) Results of Operations
      Our revenues were $22,514,486, $17,794,299, and $19,442,224, for the fiscal years ended September 30, 2004, 2003 and 2002. Fiscal 2004 revenues increased by $4,720,187, or 26.5%, from fiscal 2003 and $3,514,393, or 18.0%, from fiscal 2002. We incurred an operating loss of $(5,249,627) in fiscal 2004 compared to an operating loss of $(6,637,019) in fiscal 2003 and an operating loss of $(11,552,363) in fiscal 2002. We reported a net income of $11,317,572 for the year ended September 30, 2004, compared with a net loss of $(9,236,717) in fiscal 2003 and a net loss of $(14,077,678) in fiscal 2002. The net income for the fiscal year ended 2004 was largely due to the $18,823,000 gain resulting from an extinguishment of debt, and a $1,918,012 gain from the sale of securities.
      Demand for ATMs in fiscal 2004 increased compared with fiscal 2003 due to an increase in confidence from our long time customers, and customers having increased capital to install and replace ATMs. The decreases in sales in 2002 and 2003 were primarily due to (i) the discontinuance of business with CCC, formerly our largest customer, which incurred financial difficulty in January 2001, filed for bankruptcy protection in June 2001, and had accounted for sales of approximately $45,000,000 in 2000 and $12,000,000 in 2001; (ii) the deterioration of the third-party lease finance market to the ATM industry and (iii) the general downturn in the economy. The remaining 2002 and 2003 sales decreases were due to lower sales to one customer, previously our second largest ATM customer.

Product Revenues
      A breakdown of net sales by individual product line is provided in the following table:

	(dollars in 000’s)

	2004	2003	2002

ATM	$12,594	$8,331	$9,399
Cash Security	6,725	6,262	6,513
Parts and other	3,195	3,201	3,530

	$22,514	$17,794	$19,442

      ATM sales increased approximately 51.2% in fiscal 2004 compared with fiscal 2003. For the fiscal year ended 2004, we shipped approximately 3,450 ATMs, or a 49.5% increase in units compared with approximately 2,307 ATM units shipped in fiscal 2003, and an increase of 23.9% compared with 2,785 units shipped in fiscal 2002. For the year ended September 30, 2002, we shipped 2,785 units, a decrease of 55.4% from the 6,248 units shipped in fiscal 2001, and a decrease of 77.6% from the 12,426 units shipped in fiscal 2000.
      We shipped 2,995 TACC units and 191 units of the Sentinel product in fiscal 2004 compared with 2,374 TACC units and 240 units of the Sentinel product in fiscal 2003 and 3,487 TACC units and no Sentinel units in fiscal 2002. Inflation played no significant role in our revenues for the fiscal years 2004, 2003 and 2002. In fiscal 2004, our average selling price of ATMs increased by 1.5% compared with 2003. Similarly, in fiscal 2003, our average selling price of ATMs increased 7.0% from 2002. In fiscal year 2004, our average selling price for Cash Security units decreased by 6.1% compared with 2003. Conversely, in fiscal 2003, our average selling price of Cash Security units increased 28.2% from 2002.

Gross Profit, Operating Expenses and Non-Operating Items
      A comparison of certain operating information is provided in the following table:

	(dollars in 000’s)

	2004	2003	2002

Gross profit	$5,459	$3,182	$4,390
Selling, general and administrative	10,016	8,395	9,770
Provision for doubtful accounts and notes receivables	179	624	2,985
Provision for settlement of class action litigation	—	—	1,564
Depreciation and amortization	514	800	1,159
Impairment of goodwill and other intangible assets	—	—	464

Operating loss	(5,250)	(6,637)	(11,552)
Gain on extinguishments of debt	18,823	—	—
Gain on sale of securities	1,918	—	—
Interest expense	(4,255)	(2,600)	(2,531)
Write-down of investment in 3CI	—	—	(288)

Income (loss) before taxes	11,236	(9,237)	(14,371)
Income tax benefit	(81)	—	(294)

Net income (loss)	$11,317	$(9,237)	$(14,077)

      Gross profit on product sales for the year 2004 increased $2,277,455, or 71.2%, from fiscal 2003, and increased $1,068,867, or 24.3%, from fiscal 2002. Such increases primarily arose from production efficiencies and the fixed manufacturing overhead expenses being allocated to more units produced during the year, both of which resulted in lower unit costs assigned to each unit of product sold and the reduction of indirect labor due to a reduction of personnel. Gross margin as a percentage of sales was 24.2% in 2004, 17.9% in 2003, and 22.6% in 2002.
      Selling, general and administrative expenses increased $1,621,590, or 19.3%, in 2004 compared with 2003 primarily as a result of increased legal expenses related to the class action lawsuit, collection efforts, other various legal issues and an increase in accounting costs related to the time and expense to compile our financial statements for the fiscal year ended 2002 and the cost to be audited by an independent registered public accounting firm.
      Selling, general and administrative expenses decreased by $1,375,732, or 14.1%, in 2003 compared with 2002 primarily due to lower personnel costs and general office operating expenses, legal expenses related associated with the CCC bankruptcy matter, and decreased accounting costs due to less expenses related to the time and expense not to compile our financial statements for the fiscal year ended 2002 and 2003 and the related costs to be audited by an independent registered public accounting firm and SEC filing costs.
      There was no change in the provision for doubtful accounts related to notes receivable in fiscal 2004 compared with fiscal 2003; however, the provision for doubtful accounts related to notes receivable substantially decreased by $5,463,416 in fiscal 2003 compared with fiscal 2002 primarily due to the uncollectability of a $3,800,000 note receivable from CCC, notes receivable plus accrued interest in the aggregate amount of $1,284,735 from two companies, the Wellness Group and Global Supplement Solutions, that we had invested in their development, and other notes receivables deemed uncollectible.
      Provision for settlement of class action litigation was $1,564,000 for 2002, due to the initial establishment of a reserve for the settlement of class action litigation. This litigation was settled in November 2004. See further discussion in Part I, Item 3, “Legal Proceedings.”

      Depreciation and amortization was $513,839 for 2004, a decrease of $286,016 from the amount expensed in 2003, and a decrease of $644,903 from the amount expensed in 2002. The decrease in expense was due to charges in 2002 related to the impairment of goodwill and other intangible assets.
      Interest expense recorded in fiscal 2004 was $3,921,758, an increase of $1,322,060, or 51%, from $2,599,698 recorded in fiscal 2003. The increase was primarily due to penalty interest and financing costs related to the Financing described below. Interest expense in 2003 increased by only $68,727 from $2,530,971 recorded in the fiscal year 2002.
      Income tax benefit of $(81,229) was recorded for the fiscal year 2004 due to tax refunds received during the year. We recorded no income tax expense (benefit) for the fiscal year 2003, a benefit of $(293,982) for 2002 due to our significant losses in that year in which we were able to carry back to prior periods. The benefit recognized in 2002 primarily related to certain tax refunds received during the year.
(d) Liquidity and Capital Resources
      During the past three years, we have experienced substantial operating losses. Our liquidity has been negatively impacted by our inability to collect the outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from significant customers, and under-absorbed fixed costs associated with the production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt.

	(dollars in 000’s)

	2004	2003	2002

Cash	$258	$915	$1,238
Restricted cash	—	2,200	2,213
Working capital (deficit)	1,487	(19,802)	(11,224)
Total assets	10,778	14,430	19,907
Shareholders’ equity (deficit)	2,588	(17,679)	(8,580)
     Cash Flows
      Cash used in operations was $(2,589,495) for 2004 compared with cash used in operations of $(393,407) for 2003, and cash provided by operations of $4,003,153 for 2002. The cash used in operations during fiscal 2004 was primarily attributable to the Operating Loss of $(5,340,114), the increase in trade accounts receivable and the delays in collection of these receivables. The cash used in operations during fiscal 2003 was primarily a result of the operating loss of $(6,637,019) due to the general decrease in sales of our ATM products. Cash provided by operations of $4,003,153 during fiscal 2002 was largely a result from proceeds due to a federal income refund of $5,596,383.
     Working Capital
      As of September 30, 2004, we had a working capital of $934,203, compared with a working capital deficit of $19,802,344 at September 30, 2003. The increase in working capital was primarily a result of the retirement of $18,000,000 convertible debentures along with accrued interest pursuant to the Financing and the Additional Financing.
     Indebtedness
     The Laurus Financings
      On November 25, 2003, we completed the Financing, a $6,850,000 financing transaction with Laurus pursuant to the 2003 SPA. The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to the two Holders thereof in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and Convertible Debentures held by the Holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to this Financing. See further discussion in Part IV, Item 9, “Notes to the Consolidated Financials”. In March 2004, the $400,000 note was repaid in full.
      In connection with the closing of the Financing, all outstanding litigation including, without limitation, the Montrose Litigation, was dismissed, and the Revolving Credit Facility was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility.
      In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share.
      On November 26, 2004, we completed the Additional Financing, a $3,350,000 financing transaction with Laurus pursuant to the 2004 SPA. The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of the 2003 Fee Shares, which consisted of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

      THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK AND, WHEN COUPLED WITH THE 2003 FEE SHARES, REPRESENT APPROXIMATELY 60% OF OUR OUTSTANDING COMMON STOCK SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
      In connection with the Financing, Laurus required that we covenant to become current in our filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, the Additional Financing documents require, among other things, that we provide evidence of filing to Laurus of our fiscal 2003, fiscal 2004 and year-to-date interim 2005 filings with the Securities and Exchange Commission on or before July 31, 2005. The 2002 10-K was filed on February 1, 2005, in accordance with Additional Financing documents requirements. Fourteen (14) days following such time as we become current in our filings with the Securities and Exchange Commission, we must satisfy the Listing Requirement by delivering to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board.
      On February 4, 2005, we received a letter from the Securities and Exchange Commission stating that the Division of Corporate Finance of the SEC would not object to the Company filing a comprehensive annual report on Form 10-K which covers all of the periods during which it has been a delinquent filer, together with its filing all Forms 10-Q which are due for quarters subsequent to the latest fiscal year included in that comprehensive annual report. However, the SEC letter also stated that, upon filing such a comprehensive Form 10-K, the Company would not be considered “current” for purposes of Regulation S, Rule 144 or filing on Forms S-8, and that the Company would not be eligible to use Forms S-2 or S-3 until a sufficient history of making timely filings is established. Laurus consented to the filing of such a comprehensive annual report in satisfaction of the Filing Requirements mandated on or before July 31, 2005. Laurus also consented to a modification of the requirement that a Registration Statement be filed within 20 days of satisfaction of the Filing Requirements to instead require that the Registration Statement be required to be filed by September 20, 2006.
      Pursuant to the terms of the Financing and the Additional Financing, an Event of Default occurs if, among other things, we do not complete our filings with the Securities and Exchange Commission on the timetable set forth in the Additional Financing documents, or we do not comply with the Listing Requirement or any other material covenant or other term or condition of the 2003 SPA, the 2004 SPA, the notes we issued to Laurus or any of the other documents related to the Financing or the Additional Financing. If there is an Event of Default, including any of the items specified above or in the transaction documents, Laurus may declare all unpaid sums of principal, interest and other fees due and payable within five (5) days after we receive a written notice from Laurus. If we cure the Event of Default within that five (5) day period, the Event of Default will no longer be considered to be occurring.
      If we do not cure such Event of Default, Laurus shall have, among other things, the right to have two (2) of its designees appointed to our Board, and the interest rate of the notes shall be increased to the greater of 18% or the rate in effect at that time.
      ON NOVEMBER 26, 2004, IN CONNECTION WITH THE ADDITIONAL FINANCING, WE ENTERED INTO THE ASSET SALES AGREEMENT WITH LAURUS WHEREBY WE AGREED TO PAY A REORGANIZATION FEE IN THE AMOUNT OF AT LEAST $2,000,000 TO LAURUS UPON THE OCCURRENCE OF CERTAIN EVENTS AS SPECIFIED BELOW AND THEREIN, WHICH REORGANIZATION FEE IS SECURED BY ALL OF OUR ASSETS, AND IS GUARANTEED BY OUR SUBSIDIARIES. THE ASSET SALES AGREEMENT PROVIDES THAT (I) ONCE OUR OBLIGATIONS TO LAURUS HAVE BEEN PAID IN FULL (OTHER THAN THE REORGANIZATION FEE), WE SHALL BE ABLE TO SEEK ADDITIONAL

FINANCING IN THE FORM OF A NON-CONVERTIBLE BANK LOAN IN AN AGGREGATE PRINCIPAL AMOUNT NOT TO EXCEED $4,000,000, SUBJECT TO LAURUS’S RIGHT OF FIRST REFUSAL; (II) THE NET PROCEEDS OF AN ASSET SALE TO THE PARTY NAMED THEREIN SHALL BE APPLIED TO THE OBLIGATIONS UNDER THE FINANCING AND THE ADDITIONAL FINANCING, AS DESCRIBED ABOVE, BUT NOT TO THE REORGANIZATION FEE; AND (III) THE PROCEEDS OF ANY OF OUR SUBSEQUENT COMPANY SALES (AS DEFINED IN THE ASSET SALES AGREEMENT) OF EQUITY INTERESTS OR ASSETS OR OF OUR SUBSIDIARIES CONSUMMATED ON OR BEFORE THE FIFTH ANNIVERSARY OF THE ASSET SALES AGREEMENT SHALL BE APPLIED FIRST TO ANY REMAINING OBLIGATIONS, THEN PAID TO LAURUS PURSUANT TO AN INCREASING PERCENTAGE OF AT LEAST 55.5% SET FORTH THEREIN, WHICH AMOUNT SHALL BE APPLIED TO THE REORGANIZATION FEE. UNDER THIS FORMULA, THE EXISTING SHAREHOLDERS COULD RECEIVE LESS THAN 45% OF THE PROCEEDS OF ANY SALE OF OUR ASSETS OR EQUITY INTERESTS, AFTER PAYMENT OF THE ADDITIONAL FINANCING AND REORGANIZATION FEE. THE REORGANIZATION FEE SHALL BE $2,000,000 AT A MINIMUM, BUT COULD EQUAL A HIGHER AMOUNT BASED UPON A PERCENTAGE OF THE PROCEEDS OF ANY COMPANY SALE, AS SUCH TERM IS DEFINED IN THE ASSET SALES AGREEMENT. IN THE EVENT THAT LAURUS HAS NOT RECEIVED THE FULL AMOUNT OF THE REORGANIZATION FEE ON OR BEFORE THE FIFTH ANNIVERSARY OF THE DATE OF THE ASSET SALES AGREEMENT, THEN WE SHALL PAY ANY REMAINING BALANCE DUE ON THE REORGANIZATION FEE TO LAURUS. WE WILL RECORD A $2,000,000 CHARGE IN THE FIRST QUARTER OF FISCAL 2005 TO INTEREST EXPENSE.
      As of July 31, 2005, we have $1,250,000 available for borrowing under the Purchase Order Note through November 26, 2005, as part of the Additional Financing.
      For more information about the Financing and the Additional Financing, see Part I, Item 1, “Business — Recent Developments” of this Annual Report.
     Proposed Sale of ATM Business
      On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., (together with the Company, the “Sellers”), entered into the Asset Purchase Agreement with NCR Texas, a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of the Sellers’ ATM business. The Purchase Price for the ATM business of the Sellers consists of ten million one hundred seventy five thousand dollars ($10,175,000) plus the assumption of certain liabilities related to the ATM business and, subject to certain adjustments as provided in the Asset Purchase Agreement: The Purchase Price is also subject to adjustment based upon the actual value of the assets delivered, to the extent the value of the assets delivered is 5% greater than or less than a predetermined value as stated in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities.
      The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus. However, even after the application of net proceeds towards the repayment of the loans, Laurus may continue to hold warrants to purchase up to 4,750,000 shares of the registrant’s common stock, and will have a contractual right to receive a significant percentage of the proceeds of any subsequent sale of all, or substantially all, of the equity interests and/or other assets of the registrant in one or more transactions, pursuant to the Asset Sales Agreement. The Company has retained Stifel, Nicolaus & Company, Inc. to sell the remainder of the Company’s business, as required pursuant to the terms of the Additional Financing.
      The closing of the sale of the ATM business pursuant to the Asset Purchase Agreement is subject to several conditions, including shareholder approval. The Sellers do not contemplate seeking shareholder approval until the Company is current in its reporting requirements under the Securities Exchange Act of

1934, as amended. Pursuant to contractual arrangements with its lenders, the Company is required to be current no later than July 31, 2005, after which time the Company will commence seeking shareholder approval for this transaction. The company believes that the transaction will likely close in the fourth quarter of calendar 2005.
      Following the closing of the transactions under the Asset Purchase Agreement, it is contemplated that approximately 50% of the Registrant’s employees would become employees of NCR Texas, including up to two executives, subject to their reaching mutually satisfactory agreements with NCR Texas.
      Pursuant to the Asset Purchase Agreement, during the Exclusivity Period, the Sellers have agreed not to communicate with potential buyers, other than to say that they are contractually obligated not to respond. The Sellers are obligated to forward any communications to NCR Texas. In the event that the Sellers breach these provisions, then as provided in the Asset Purchase Agreement, the Sellers are obligated to pay the Reorganization Fee of $2,000,000 to NCR Texas. Also as provided in the Asset Purchase Agreement, under certain limited circumstances the Sellers may consider an unsolicited offer that the Board deems to be financially superior. However, immediately following the execution of a definitive agreement for the transaction contemplated by such superior offer, NCR Texas is to be paid the Fee.
      The Asset Purchase Agreement also contains provisions restricting the Sellers from owning or managing any business similar to the ATM business for a period of five years after the closing of the transactions contemplated by the Asset Purchase Agreement, and restricting Sellers from soliciting or hiring any employees of NCR for a period of two years after the closing.
      Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
      We engaged Stifel in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our TACC business. We are currently working with Stifel in connection with such a proposed sale.
     The Equipment Purchase Agreement
      In June 2004, our subsidiary entered into an equipment purchase agreement with an initial term through December 31, 2005 with a national convenience store operator (the “Buyer”) for the sale of our Sentinel units. We agreed to provide “Most Favored Nation” pricing to the Buyer and to not increase the price during the initial term of the agreement. As of June 30, 2005, the Buyer had purchased approximately 1,531 units under the agreement.
     The Supply, Facility and Share Warrant Agreements
      In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement”, the “Facility Agreement” and the “Share Warrant Agreement” respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor is required to purchase from us not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.
      The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. As of September 30, 2004, we had an outstanding balance of approximately $720,000 related to this facility. Notwithstanding our current commitment to aggressively pursue our rights to collect the outstanding balance of the facility and in view of the uncertainty of the ultimate outcome, we recorded a reserve in the amount of approximately $185,000 during the quarter ended September 30, 2004 due to the payment delinquency of the invoices related to 2004 billings. During 2005, we increased the reserve to approximately $830,000 due to the payment delinquency of the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we have reserved a total of $830,000 as of July 31, 2005. We have also received a commitment commencing August 5, 2005 from the distributor to submit at least approximately $35,000 per week until the balance is paid in full.
      The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000.
     Bridge Loans
      Beginning in September 2003, we issued the following unsecured, short-term promissory notes totaling $720,000 to shareholders or their affiliates as part of a bridge financing transaction (the “Bridge Loans”):

In September 2003, we issued Alliance an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal, Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $20,572 in fiscal 2003 related to the discounts. The note was paid in full on March 5, 2004.

We issued to a shareholder and former director an unsecured, short-term promissory note dated October 2, 2003 in the principal amount of $120,000 due April 2, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 40,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $7,611 in fiscal 2004 related to the discounts. The note was paid in full on March 8, 2004.

We also issued to the shareholder and former director an unsecured, short-term promissory note dated October 21, 2003 in the principal amount of $90,000 due April 21, 2004; plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 30,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $6,608 in fiscal 2004 related to the discounts. The note was paid in full on November 26, 2003.

The Company issued to an affiliate of a shareholder an unsecured, short-term promissory note dated November 20, 2003 in the principal amount of $210,000 due May 20, 2004; plus accrued interest at 8% per annum, payable at maturity. In consideration for the loan, the note holder received three-year warrants to purchase 70,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $30,619 over the term of the note related to the discounts. The note was paid in full on March 5, 2004 from proceeds obtained in the Financing.

     Revolving Credit Facility
      As of September 30, 2002, our wholly-owned subsidiary was a party to a credit agreement with a bank (the “First Lender”) (as amended, the “Revolving Credit Facility”), which was subsequently amended on April 30, 2002, August 30, 2002 and December 30, 2002 to provide for, among other things, an extension of the maturity date until June 30, 2003; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; and a modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge was $2,200,000 and is recorded as restricted cash in the September 30, 2002 consolidated balance sheet. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility compared to $5,200,000 at September 30, 2001. At September 30, 2002, we were in compliance with the terms of the credit agreement or had received waivers for covenant violations. On June 30, 2003, the Revolving Credit Facility was assigned to another bank (the “Second Lender”). The Revolving Credit Facility was repaid on November 25, 2003 in connection with the Financing.
     The Development Agreement
      In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2004, we had credited back approximately $87,629 to the retailer resulting in an accrued liability of $564,231 for the benefit of the Retailer. As of June 30, 2005, 1,527 units of the Sentinel product had been sold and rebates or other credits totaling $122,100 had been credited back to the Retailer, resulting in rebates or other credits totaling $529,400 accrued for the benefit of the Retailer.
     CashWorks
      In December 2001, we invested $500,000 in CashWorks, Inc. (“CashWorks”), a development-stage financial technology solutions provider, in the form of convertible debt of CashWorks, and entered into a License, Development and Deployment Agreement (“LDDA”) with CashWorks, which provided for certain marketing rights and future income payments to us in exchange for technical expertise and our sales support. In December 2002, we converted the notes, plus accrued but unpaid interest into 2,133,728 shares of CashWorks’ Series B preferred shares plus warrants to purchase 125,000 shares of CashWorks’ common stock at $2.00 per share. In March 2004, we consented to the sale of our interest in CashWorks to GE Capital Corp. (“GECC”) for approximately $2,451,000, resulting in the recognition of a gain in the quarter ended March 31, 2004 of $1,918,012. We retained the marketing rights and future income payments pursuant to the LDDA, as amended, following the sale to GECC. All of the shares and warrants related to the CashWorks investment were pledged to secure borrowings in connection with the Financing (defined herein above). Accordingly, upon receipt of the consideration for the CashWorks Series B preferred shares and warrants, we were obligated to repay in full the $400,000 and $100,000 convertible term notes plus accrued but unpaid interest thereon, and all outstanding interest due on the $6,450,000 convertible term note, all of which were paid as part of the Financing.

     Convertible Debentures
      In September 2000, we issued to two investors (individually, the “Holder”, or collectively, the “Holders”) an aggregate of $18,000,000 of our 6% Convertible Debentures, due September 8, 2004 (the “Convertible Debentures”), convertible into our common stock at a price of $9.50 per share. In addition, we issued warrants to the Holders to purchase 378,947 shares of our common stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share.
      In June 2001, the Holders exercised their option to “put” the Convertible Debentures back to the Company. Accordingly, the principal amount of $18,000,000, plus accrued and unpaid interest, became due on August 27, 2001. We did not make such payment on that date, and at September 30, 2002, did not have the funds available to make such payments. At September 30, 2002, we were party to subordination agreements (the “Subordination Agreements”) with each Holder and the First Lender which provided, among other things, for prohibitions: (i) on our making this payment to the Holders, and (ii) on the Holders taking legal action against us to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid amounts or to convert the Convertible Debentures into our common stock. The Convertible Debentures were retired on November 25, 2003, which resulted in a gain on early extinguishment of debt of $18,823,000, and in connection with the Financing discussed above.
     Investment in 3CI Complete Compliance Corporation
      We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”) a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. As of September 30, 2004, we continue to own 698,889 shares of the common stock of 3CI. We have no immediate plan for the disposal of these shares. At September 30, 2004, all the shares were pledged to secure borrowings in connection with the Financing. See Note 7, “Investment in 3CI” to “Notes to the Consolidated Financial Statements” in Part IV of this Annual Report. The value of the investment in 698,889 shares of 3CI was written down by $288,000 at September 30, 2002 to reflect a carrying amount of $0.40 per share and was marked to the market values of $209,539 ($0.30 per share) and $244,462 ($0.35 per share) at September 30, 2003 and 2004, respectively.
     Off-Balance Sheet Transactions
      We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Indebtedness
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from prime rate plus 2% to 14%.
      The following table summarizes our contractual cash obligations:
PAYMENTS DUE BY PERIOD

	2005	2006	2007	2008	2009	Thereafter

Operating leases	$484,135	$168,520	$—	$—	$—	$—
Long-term debt, including current portion(1)	600,000	3,000,000	3,667,988	1,500,000	—	—

Total	$1,084,135	$3,168,520	$3,667,988	$1,500,000	$—	$—

(1)	Long-term debt including current maturities and debt discount was $6,705,648 as of September 30, 2004 and $0 as of September 30, 2003. The payment obligations on the debt include $6,667,988 pursuant to the terms of the Financing on November 25, 2003 dated November 25, 2003 and $2,100,000 pursuant to the terms of the Additional Financing on November 26, 2004.

Long-term debt — As of September 30, 2002, our wholly-owned subsidiary was a party to the Revolving Credit Facility, which was amended on April 30, 2002, August 30, 2002 and December 30, 2002, to provide for, among other things, an extension of the maturity date until June 30, 2003. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility. At September 30, 2002, we were in compliance with the terms of the credit agreement or had received waivers for covenant violations. On June 30, 2003, the Revolving Credit Facility was assigned to another bank. The Revolving Credit Facility was repaid on November 25, 2003, in connection with the Financing as discussed more fully in Part II, Item 8, “Financial Statements and Supplementary Data,” and Note 10, “Long-Term Debt and Convertible Debentures” of this Annual Report.

Operating Leases — We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases, which expire in the years up through 2006. Rental expense under these leases for the years ended September 30, 2004, 2003 and 2002 was approximately $519,292, $512,519, and $661,924, respectively.

Purchase Obligations — Pursuant to an agreement with a supplier, we were obligated to purchase certain raw materials with an approximate cost of $952,000 before December 31, 2002. Subsequent to September 30, 2002, the terms of the purchase obligation were amended to extend the purchase date and revise the purchase prices. This agreement terminated on March 31, 2004.
      Planned capital expenditures for 2005 and 2006 are estimated to be approximately $200,000 per year. These expenditures will depend upon available funds, levels of orders received and future operating activity.
     Research and Development Expenditures
      Our research and development expenditures for fiscal 2004, 2003, and 2002 were approximately $2,613,000 and $2,668,472, and $2,700,000 respectively. Our research and development budget for fiscal 2005 is estimated to be $2,400,000. The majority of these expenditures are applicable to enhancements of existing product lines, development of new automated teller machine products and the development of new technology to facilitate the dispensing of cash and cash-value products.
Death of Chief Executive Officer
      In December 2004, James T. Rash, our former Chairman of the Board, Chief Executive and Financial Officer, died. We have named Mark K. Levenick as Interim Chief Executive Officer but no permanent Chairman or Chief Executive Officer has been hired or appointed as of the date hereof. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash’s then pending retirement. The proceeds were assigned as collateral for outstanding promissory notes due from Mr. Rash in the aggregate principal amount of $1,143,554 plus accrued interest in the amount of $334,980. Proceeds of $1,009,227 were received from the insurance policy in February 2005, which were applied to the principal amount of the notes. Mr. Rash also received bonuses totaling $350,000 of which $134,327 was applied to the remaining principal balance of the notes. The accrued interest was charged to bad debt expense during fiscal 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      At September 30, 2004 and September 30, 2003, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of the Convertible Debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased up to 1% in fiscal 2003 or 2004, there would have been no material impact on our consolidated results of operations or financial position.
(a)     Risk Factors
      There are several risks inherent in our business including, but not limited to, the following:
THE EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WILL BE SIGNIFICANTLY DILUTED.
      IN NOVEMBER 2003, WE COMPLETED THE FINANCING WHICH WAS COMPRISED OF A THREE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $6,450,000 AND A ONE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $400,000, BOTH OF WHICH WERE CONVERTIBLE INTO OUR COMMON STOCK AT AN EXERCISE PRICE OF $0.40 PER SHARE. IN ADDITION, LAURUS RECEIVED WARRANTS TO PURCHASE 4,250,000 SHARES OF OUR COMMON STOCK AT AN EXERCISE PRICE OF $0.40 PER SHARE. IN MARCH 2004, THE $400,000 NOTE WAS REPAID IN FULL. IN AUGUST 2004, THE COMPANY AGREED TO LOWER THE CONVERSION PRICE ON THE $6,450,000 CONVERTIBLE NOTE AND THE EXERCISE PRICE OF THE WARRANTS FROM $0.40 PER SHARE TO $0.30 PER SHARE.
      IN NOVEMBER 2004, WE COMPLETED THE ADDITIONAL FINANCING WHICH WAS COMPRISED OF A THREE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $1,500,000 AND A ONE-YEAR CONVERTIBLE NOTE ISSUED BY TIDEL ENGINEERING, L.P., A SUBSIDIARY OF OURS, IN THE AMOUNT OF $1,250,000, BOTH OF WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK AT AN EXERCISE PRICE OF $3.00 PER SHARE, AND A ONE-YEAR CONVERTIBLE NOTE IN THE AMOUNT OF $600,000 WHICH IS CONVERTIBLE INTO OUR COMMON STOCK AT AN EXERCISE PRICE OF $0.30 PER SHARE. IN ADDITION, LAURUS RECEIVED WARRANTS TO PURCHASE 500,000 SHARES OF OUR COMMON STOCK AT AN EXERCISE PRICE OF $0.30 PER SHARE AND 1,251,000 2003 FEE SHARES IN FULL SATISFACTION OF CERTAIN FEES INCURRED IN CONNECTION WITH THE FINANCING.
      THE NOTES AND WARRANTS ISSUED IN CONNECTION WITH THE FINANCING AND THE ADDITIONAL FINANCING ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK, AND, WHEN COUPLED WITH 2003 FEE SHARES, REPRESENT APPROXIMATELY 60% OF OUR OUTSTANDING COMMON STOCK, SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE CONVERTED IN THEIR ENTIRETY TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
      AS A CONDITION OF THE ADDITIONAL FINANCING, WE ENTERED INTO THE ASSET SALE AGREEMENT WITH LAURUS WHEREBY WE AGREED TO PAY A REORGANIZATION FEE OF AT LEAST $2,000,000. THE ASSET SALES AGREEMENT PROVIDES THAT THE NET PROCEEDS OF AN ASSET SALE TO THE PARTY NAMED THEREIN SHALL BE APPLIED TO OUR OBLIGATIONS UNDER THE FINANCING AND THE ADDITIONAL FINANCING, BUT NOT TO THE REORGANIZATION FEE, AND THAT THE NET PROCEEDS OF ANY SUBSEQUENT SALES OF ASSETS OR EQUITY CONSUMMATED ON OR PRIOR TO THE FIFTH ANNIVERSARY OF THE DATE OF THE ASSET SALES AGREEMENT SHALL BE APPLIED FIRST TO SUCH OBLIGATIONS, THEN PAID TO LAURUS PURSUANT TO AN INCREASING PERCENTAGE OF AT LEAST 55.5%, AS SET FORTH IN THE ASSET SALES AGREEMENT. ACCORDINGLY, THE REORGANIZATION FEE COULD BE A SUBSTANTIALLY HIGHER AMOUNT BASED UPON A PERCENTAGE OF THE PROCEEDS OF

ANY COMPANY SALE, AS SPECIFIED IN THE ASSET SALES AGREEMENT. EVEN IN THE EVENT THAT WE REPAY ALL OF THE NOTES PAYABLE OUTSTANDING TO THE PURCHASER IN FULL, THE PROCEEDS FROM ANY COMPANY SALE WOULD FIRST BE REDUCED BY THE REORGANIZATION FEE, WHICH WOULD HAVE THE SAME EFFECT AS DILUTING THE EXISTING SHAREHOLDERS’ OWNERSHIP.
      FOR MORE INFORMATION, SEE ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” FOR ADDITIONAL INFORMATION ON THESE TRANSACTIONS.
OUR FUTURE SUCCESS IS UNCERTAIN DUE TO OUR LACK OF LIQUIDITY AND FINANCIAL SITUATION AT PRESENT.
      During the past three years, we have experienced operating losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, under-absorbed fixed costs associated with the production facilities, and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. See “Liquidity and Capital Resources” under this item for detailed discussion of these financing transactions. As of January 31, 2005, we have a $1,250,000 purchase order financing facility through November 26, 2005. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for information on the purchase order financing facility. There can be no assurance that this facility will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future. If we need to seek additional financing, there can be no assurances that we will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon our financial condition.
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
OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS STATED IN ITS REPORT THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
      We have limited cash resources and have a working capital deficit. Our independent registered public accounting firm has stated in its report that there is substantial doubt about our ability to continue as a going concern. By being categorized in this manner, we may find it more difficult in the short term to either locate financing for future projects or to identify lenders willing to provide loans at attractive rates, which may require us to use our cash reserves in order to expand. Should this occur, and unforeseen events also require greater cash expenditures than expected, we could be forced to cease all or a part of our operations. As a result, you could lose your total investment.
WE MAY BE UNABLE TO SELL DEBT OR EQUITY SECURITIES IN THE EVENT WE NEED ADDITIONAL FUNDS FOR OPERATIONS.
      We may need to sell equity or debt securities in the future to provide working capital for our operations or to provide funds in the event of future operating losses. We cannot predict whether we will be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings at this time, and we may be unable to obtain additional financing on satisfactory terms or at all. The terms of the Financing and of the Additional Financing restrict our ability to raise additional funds, and there can be no assurance that we will be able to obtain a waiver of such restrictions. If we were to raise additional funds through the issuance of equity or convertible debt securities, the current shareholders could be substantially diluted and those additional securities could have preferences and privileges that current security holders do not have.
WE COULD LOSE THE SERVICES OF ONE OR MORE OF OUR EXECUTIVE OFFICERS OR KEY EMPLOYEES AND WE ARE CURRENTLY OPERATING WITHOUT A PERMANENT CHAIRMAN OR CHIEF EXECUTIVE OFFICER OR PERMANENT CHIEF FINANCIAL OFFICER.
      Our executive officers and key employees are critical to our business because of their experience and acumen. In particular, the loss of the services of Mark K. Levenick, our Interim Chief Executive Officer and President of our operating subsidiaries, could have a material adverse effect on our operations. In December 2004, James T. Rash, the former Chairman of the Board, Chief Executive and Financial Officer, died. We have named Mark K. Levenick as Interim Chief Executive Officer but no permanent Chairman or Chief Executive Officer has been hired or appointed as of the date hereof. We engaged Robert D. Peltier as Interim Chief Financial Officer on a consulting basis in February 2005. Our future success and growth also depends on our ability to continue to attract, motivate and retain highly qualified employees, including those with the expertise necessary to operate our business. These officers and key personnel may not remain with us, and their loss may harm our development of technology, our revenues and cash flows. Concurrently, the addition of these personnel by our competitors would enable our competitors to compete more effectively by diverting customers from us and facilitating more rapid development of their technology.
OUR OPERATING RESULTS MAY FLUCTUATE FOR A VARIETY OF REASONS, MANY OF WHICH ARE BEYOND OUR CONTROL.
      Our business strategies may fail and our quarterly and annual operating results may vary significantly from period to period depending on:

•	the collection of outstanding receivables,

•	the volume and timing of orders received during the period,

•	the timing of new product introductions by us and our competitors,

•	the impact of price competition on our selling prices,

•	the availability and pricing of components for our products,

•	seasonal fluctuations in operations and sales,

•	changes in product or distribution channel mix,

•	changes in operating expenses,

•	changes in our strategy,

•	personnel changes and general economic factors,

•	the dependence of our strong working relationships with our significant customers, and

•	the possibility of a terrorist attack or armed conflict could harm our business.
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
WE HAVE LIMITED MANAGEMENT AND OTHER RESOURCES TO ADDRESS THE ISSUES CONFRONTING US.
      The problems and issues facing our business could significantly strain our limited personnel, management, financial controls and other resources. Our ability to manage any future complications effectively will require us to hire new employees, to integrate new management and employees into our overall operations and to continue to improve our operational, financial and management systems, controls and facilities. Our failure to handle the issues we face effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our business, results of operations and financial condition.
THE MARKETS FOR OUR PRODUCTS ARE VERY COMPETITIVE AND, IF WE FAIL TO ADAPT OUR PRODUCTS AND SERVICES, WE WILL LOSE CUSTOMERS AND FAIL TO COMPETE EFFECTIVELY.
      The markets for our products are characterized by intense competition. We expect the intensity of competition to increase. Large manufacturers such as Diebold Incorporated, NCR, Triton Systems (a division of Dover Corporation) and Tranax (a distributor of Hyosung) compete directly with us in the quickly growing, low-cost ATM market. Our direct competitors for our TACC products include FireKing Industries, Armor Safe Company and AT Systems. Many smaller manufacturers of ATMs, electronic safes and kiosks are also found in the market. Sales of Sentinel cash security systems are currently to a small number of customers. The loss of a single customer could have an adverse affect on TACC sales.
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

OUR FUTURE GROWTH WILL DEPEND UPON OUR ABILITY TO CONTINUE TO MANUFACTURE, MARKET AND SELL PRODUCTS WITH COST-EFFECTIVE CHARACTERISTICS, DEVELOP AND PENETRATE NEW MARKET SEGMENTS, EXPAND INTERNATIONALLY, AND ENTER AND DEVELOP NEW MARKETS.
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
      A key element in our future growth is to expand our operations into selected international areas. International growth is subject to a number of risks inherent in any business operating in foreign countries including, but not limited to (i) political, social, and economic instability, (ii) modification or renegotiating contracts, (iii) duration and collectability of receivables, and (iv) other forms of government regulation which are beyond our control. As a result of international growth, we could, at any one time, have a significant amount of revenues generated by activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that occur in the particular country in which we are conducting business.
      In addition, competitors may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, those we use. The scope and validity of these patents and proprietary rights, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our existing or future products.
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
      ATM owners are subject to federal and state regulations governing consumers’ rights with respect to ATM transactions. Some states and municipalities have enacted legislation in an attempt to limit or eliminate surcharging, and similar legislation has been introduced in Congress. In addition, it is possible that one or more of the national ATM networks will reinstate their former policies prohibiting surcharging. The adoption of any additional regulations or legislation or industry policies limiting or prohibiting ATM surcharges could decrease demand for our products.
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
IF WE RELEASE PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO HALT FURTHER SALES AND/ OR SERVICES UNTIL WE FIX THE DEFECTS, AND OUR REPUTATION WOULD BE HARMED.
      We provide a limited warranty on each of our products covering manufacturing defects and premature failure. While we believe that our reserves for warranty claims are adequate, we may experience increased warranty claims. Our products may contain undetected defects which could result in the improper dispensing of cash or other items. Although we have experienced only a limited number of claims of this nature to date, these types of defects may occur in the future. In addition, we may be held liable for losses incurred by end users as a result of criminal activity which our products were intended to prevent, or for any damages suffered by end users as a result of malfunctioning or damaged components.
WE REMAIN LIABLE FOR ANY PROBLEMS OR CONTAMINATION RELATED TO OUR FUEL MONITORING UNITS.
      Although we discontinued the production and distribution of our fuel monitoring units more than five years ago, those units which are still in use are subject to a variety of federal, state and local laws, rules and regulations governing storage, manufacture, use, discharge, release and disposal of product and contaminants into the environment or otherwise relating to the protecting of the environment. These regulations include, among others (i) the Comprehensive Environmental Response, (ii) Compensation and Liability Act of 1980, (iii) the Resource Conservation and Recovery Act of 1976, (iv) the Oil Pollution Act of 1990, (v) the Clean Air Act of 1970, (vi) the Clean Water Act of 1972, (vii) the Toxic Substances Control Act of 1976, (viii) the Emergency Planning and Community Right-to-Know Act and (ix) the Occupational Safety and Health Administration Act.
      Our fuel monitoring products, by their very nature, give rise to the potential for substantial environmental risks. If our monitoring systems fail to operate properly, releases or discharges of petroleum and related products and associated wastes could contaminate the environment. If there are releases or discharges we may be found liable under the environmental laws, rules and regulations of the United

States, state and local jurisdictions relating to contamination or threat of contamination of air, soil, groundwater and surface waters. This indirect liability could expose us to a monetary liability related to the failure of the monitoring systems to detect potential leaks in underground storage tanks. Although we have tried to protect our business from environmental claims by limiting the types of services we provide, operating pursuant to contracts designed to protect us, instituting quality control operating procedures and, where appropriate, insuring against environmental claims, we are unable to predict whether these measures will eliminate the risk of potential environmental liability entirely.
(b)     Forward-Looking Statements
      This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, our future gross profit, selling, general and administrative expense, our financial position, working capital and seasonal variances in our operations, as well as general market conditions). Though we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our consolidated financial statements, notes thereto and supplementary data appear on pages 48 through 79 in this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      On March 24, 2005, we engaged Hein & Associates LLP (“Hein”) to serve as our independent registered public accounting firm and dismissed KPMG LLP (“KPMG”). The change in independent registered public accounting firms was approved by the Audit Committee of our Board of Directors and reported on a Current Report on Form 8-K, dated March 24, 2005. KPMG audited our financial statements for the fiscal year ended September 30, 2002 and for all the prior years, and Hein audited our financial statements as of and for the fiscal years ended September 30, 2004 and 2003.
      The audit report of KPMG on our consolidated financial statements for fiscal year ended September 30, 2002 did not contain an adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to any uncertainty, audit scope or accounting practice.
      During fiscal 2002 and subsequent interim periods through the date we changed independent registered public accounting firms, there were no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report. In addition, during those same periods, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred, and we did not consult with Hein regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including Mark K. Levenick, our Interim Chief Executive Officer, and Robert D. Peltier, our Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of this Annual Report. James T. Rash was Chief Executive and Chief Financial Officer during the fiscal years ended 2002, 2003 and 2004. Mr. Rash died on December 19, 2004. During March 2005, Mr. Robert D. Peltier joined the Company as Interim Chief Financial Officer, having had no prior affiliation with the combined companies or operations. Mr. Peltier began his assessment of disclosure controls and internal controls without having ever been in a position of active management or knowledge over transactions during fiscal years 2004, 2003 and 2002.
      Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer discovered several significant deficiencies which include the following:
      Established credit policies are overwritten on occasion by executive management, Bookkeeping at the corporate level has not been administrated on a timely basis for the last two years, and the accounts payable supervisor has access to the check signature and prepare check runs without proper review prior to distribution. We have initiated the process of correcting and revising our procedures related to these deficiencies, and expects the revised policies and procedures to be in place by August 30, 2005.
      A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affect the entity’s ability to authorize, initiate, record, process or report external financial data reliably in accordance with generally accepted accounting principles in the United States such that there is more than a remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      The accountant’s report indicated no inappropriate or unauthorized activity during the periods reviewed
      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
(b) Changes in Internal Controls
      In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Levenick and Peltier.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for the past five years. James T. Rash was the Chairman of the Board, Chief Executive Officer and Chief Financial Officer during the years ended September 30, 2003 and 2004. Mr. Rash died in December 2004. There are, to our knowledge, no agreements or understandings by which these individuals were selected. No family relationships exist between any directors or executive officers (as such term is defined in Item 401 of Regulation S-K), except as otherwise stated below.

			Director
Name	Age	The Company’s Officers	Since

Mark K. Levenick	46	Interim Chief Executive Officer, President and Chief Executive Officer of Tidel Engineering, L.P., and Director	1995
Michael F. Hudson	53	Executive Vice President, Chief Operating Officer of Tidel Engineering, L.P.	2001
Jerrell G. Clay	64	Director	1990
Raymond P. Landry	66	Director	2001
Stephen P. Griggs	47	Director	2002
Robert D. Peltier	41	Interim Chief Financial Officer	2005
(a) Business Background
      The following is a summary of the business background and experience of each of the persons named above:
      MARK K. LEVENICK has been our Interim Chief Executive Officer since December 2004 and has served as Chief Executive Officer of our principal operating subsidiary, Tidel Engineering, L.P., for in excess of five years. Mr. Levenick has been a Director since May 1995. He holds a Bachelor of Science degree from the University of Wisconsin at Whitewater. Mr. Levenick also had previously acted as our Interim Chief Executive Officer from February 2002 to August 2002, during James T. Rash’s medical leave of absence.
      MICHAEL F. HUDSON is our Executive Vice President and Chief Operating Officer of our principal operating subsidiary. Mr. Hudson served as a Director from February 2001 through June 2005, when he resigned on June 22, 2005 in accordance with the terms of the Settlement Agreement (see further discussion in Part III, Item 11, “Employment Contracts, Termination of Employment and Change of Control Arrangements” of this Annual Report). Prior to joining us in September 1993, he held various positions with the Southland Corporation and its affiliates for more than 18 years, concluding as President and Chief Executive Officer of MoneyQuick, a large non-bank ATM network. Mr. Hudson currently serves on the Board of Directors and Executive Committee of the Electronic Funds Transfer Association and the International Board of Directors and National Advisory Board of the Automated Teller Machine Industry Association.
      JERRELL G. CLAY has served as a Director since December 1990 and is Chief Executive Officer of 3 Mark Financial, Inc., an independent life insurance marketing organization, and has served as president of one of its predecessors for in excess of five years. Mr. Clay also serves as a member of the Independent Marketing Organization’s Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama.
      RAYMOND P. LANDRY has served as a Director since February 2001 and has been engaged in private business consulting to various companies, including some other entities in the ATM industry, for in excess of five years. He has served as a senior executive or financial officer with three publicly traded companies and several private concerns over the last 30 years. Prior to that time, he was employed by the consulting group of Arthur Andersen & Co. (now known as Accenture) for 10 years. Mr. Landry holds a Bachelor of Science degree in Business Administration from Louisiana State University.
      STEPHEN P. GRIGGS has served as a Director since June 2002 and has been primarily engaged in managing his personal investments since 2000. From 1988 to 2000, Mr. Griggs held various positions, including President and Chief Operating Officer, with RoTech Medical Corporation, a Nasdaq-traded company. He holds a Bachelor of Science degree in Business Management from East Tennessee State University and a Bachelor of Science degree in Accounting from the University of Central Florida. Mr. Griggs was appointed to the Board of Directors during 2002 to fill the vacancy created by the mid-term resignation of a former director.

      ROBERT D. PELTIER has served as Interim Chief Financial Officer since February 2005, and has over fourteen years of various accounting and financial experience. Since 1997, he served in several financial capacities with Horizon Offshore Contractors, Inc., including Vice President of Finance. He has over seven years experience with drafting and filing financial reports. Mr. Peltier earned his Bachelor of Science Degree in Accounting at the University of North Texas.
      Mr. Peltier, our Interim Chief Financial Officer, is the nephew of Mr. Landry, one of our directors.
      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, and the financial reporting processes. The Audit Committee consists of Messrs. Landry, Griggs, and Clay. The Audit Committee held no meetings during the last fiscal years 2004 and 2003, respectively. During the fiscal year 2005, the Audit committee has had five meetings as of July 31, 2005. The Board of Directors has determined that Mr. Landry is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Except as identified in the following paragraph, each member of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. (“NASD”).
      Subsequent to the death of Jim Rash, former Chairman, CEO and CFO of the Company, a meeting of the Board of Directors was held to address the immediate needs of corporate governance. At this meeting, Ray Landry was requested by the Board to provide the Company with guidance in the areas of Financial Management and oversight in the negotiations with NCR and the sale of the Cash Security division. On December 28, 2005, Mr. Landry entered into a consulting arrangement with the Company to provide those services enumerated above. Since December 28, 2005, Landry has performed financial oversight and financial and transactional consultation for the Company, and has been paid on an hourly basis.
      The Compensation Committee is responsible for reviewing the performance and development of management in achieving corporate goals and objectives and ensuring that the Company’s senior executives are compensated effectively in a manner consistent with the Company’s strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Compensation Committee oversees all of the Company’s compensation, equity and employee benefit plans and payments. The Compensation Committee held one meeting each year during the last fiscal years 2004 and 2003, respectively. Each of the members of the Compensation Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASD, and an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986.
      In April of 2002, we formed a special committee of the Board of Directors to evaluate any potential sale of the Company and/or its divisions, any re-financing, or investment banking relationships and to oversee all mergers and acquisitions activity. This committee currently consists of all outside directors.
      The Company has adopted a code of conduct and ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and other persons performing similar functions. This Code of Conduct and Ethics is filed as an exhibit to this Annual Report. Our Code addresses conflicts of interest, usurpation of corporate opportunities, the protection and proper use of company assets, confidentiality, compliance with laws, rules, and regulations, prompt reporting of any illegal or improper activity to an officer, supervisor, manager, or other appropriate personnel of the Company.
(b) Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of such equity securities with the Securities and Exchange Commission (“SEC”). Such entities are also required by SEC regulations to furnish us with copies of all Section 16(a) forms filed.

      Based solely on a review of the copies of Forms 3, 4 and 5 furnished to us, and any amendments thereto, and any written representations with respect to the foregoing, we believe that our directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements.
ITEM 11.     EXECUTIVE COMPENSATION
      The following table sets forth the amount of all cash and other compensation we have paid for services rendered during the fiscal years ended September 30, 2004, 2003, 2002 and 2001 to James T. Rash, the former Chairman of the Board and Chief Executive and Financial Officer, Mark K. Levenick, the current Interim Chief Executive Officer, and our four most highly compensated Executive Officers (as such term is defined in Item 402 of Regulation S-K) other than the CEO.
Summary Compensation Table

					Long-term
					Compensation
					Awards
			Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation(*)	Options	Compensation ($)(1)

James T. Rash(3)	2004	$236,250	$—	$21,811	—	$—
Former Chief Executive	2003	225,000	18,700	20,793	—	—
and Financial	2002	225,000	—	*	—	9,875
Officer	2001	225,000	—	*	—	8,880
Mark K. Levenick(3)	2004	$262,500	$—	$18,722	—	$—
Interim Chief Executive	2003	262,500	—	21,172	—	—
Officer	2002	262,500	—	*	—	4,480
	2001	262,500	—	*	—	4,480
Michael F. Hudson	2004	$204,750	$—	$17,522	—	$8,257
Executive Vice President	2003	204,750	—	15,492	—	8,257
	2002	204,750	—	*	—	8,257
	2001	204,750	—	*	—	—
M. Flynt Moreland	2004	$168,269	$—	$12,673	—	$—
Senior Vice President —	2003	150,000		11,841	—	—
Research & Development	2002	150,000	—	*	—	—
of Tidel Engineering, L.P.	2001	150,000	—	*	—	—
Troy D. Richard(2)	2004	$130,000	$—	$17,342	—	$—
Senior Vice President —	2003	130,000	—	15,492	—	—
Operations of Tidel	2002	130,000	—	*	50,000	—
Engineering, L.P.	2001	—	—	—	—	—

*	—	We routinely give certain of our officers benefits, the amounts of which are customary in the industry. The aggregate dollar value of such benefits paid to any named executive officer did not exceed the lesser of $50,000, or 10%, of the total annual salary and bonus during each of the fiscal years ended September 30, 2004, 2003, 2002 and 2001.
(1)	—	These amounts relate to the dollar value of insurance premiums we have paid during the covered fiscal years with respect to life insurance for the benefit of these named executive officers.
(2)	—	Hired effective June 26, 2002 to replace Gene Moore, who died May 28, 2002.
(3)	—	Mr. Rash died December 19, 2004. Mr. Levenick was appointed Interim Chief Executive Officer on December 22, 2004.
     Option/ SAR Grants in Last Fiscal Year
      We did not grant any stock options or stock appreciation rights to any of our executive officers during the fiscal year ended September 30, 2004, during the fiscal year ended September 30, 2003, or in subsequent periods.

Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End
      The following tables provide (i) the number of options exercisable by the respective optionees, and (ii) the respective valuations at September 30, 2004 and September 30, 2003.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		September 30, 2004		September 30, 2004
	acquired	Value	(Shares)		($)(2)
	on exercise	realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James T. Rash(1)	—	—	175,000	—	$—	$—
Mark K. Levenick	—	—	325,000	—	—	—
Michael F. Hudson	—	—	150,500	—	—	—
M. Flynt Moreland	—	—	42,400	10,000	—	—
Troy D. Richard	—	—	—	50,000	—	—

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
	Shares		September 30, 2003		September 30, 2003
	acquired	Value	(Shares)		($)(2)
	on exercise	realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James T. Rash(1)	—	—	137,500	37,500	$—	$—
Mark K. Levenick	—	—	307,500	37,500	—	—
Michael F. Hudson	—	—	125,500	25,000	—	—
M. Flynt Moreland	—	—	52,400	—	—	—
Troy D. Richard	—	—	—	50,000	—	—

(1)	Mr. Rash died December 19, 2004. The 175,000 options exercisable as of September 30, 2004, will expire on December 30, 2005.

(2)	Based on the closing price of our common stock of $0.59 and $0.32 per share on September 30, 2004 and 2003, respectively.

Long-Term Incentive Plans — Awards in Last Fiscal Year
      We did not grant any awards to any of our executive officers under any long-term incentive plans during either of the fiscal years ended September 30, 2003 or 2004.

Director Compensation
      During the year ended September 30, 2003, each Director received $1,000 per meeting as compensation for his service as a member of the Board of Directors and Directors who serve on board committees received $500 per committee meeting. During fiscal year ended September 30, 2004, each outside Director earned compensation in the amount of $3,000 per quarter, which was subsequently paid in fiscal year 2005, with no additional compensation for committee representation.

Employment Contracts, Termination of Employment and Change of Control Arrangements
      We have entered into employment agreements with Messrs. Levenick, Moreland and Richard, which provide for minimum annual salaries of $262,500, $175,000 and $130,000, respectively, over a three-year term ending December 2007, with certain change of control provisions. In the event of a change of control, the executive officers are entitled to immediate vesting of all restricted stock, performance units, stock options, stock appreciation rights, warrants and employee benefit plans.
      On June 22, 2005, we entered into two agreements with Mr. Hudson. The first was a new employment agreement that terminated his prior employment agreement and provided for his continued employment with the Company until the earlier of December 31, 2005 or the closing of the transactions contemplated by the Asset Purchase Agreement. Under this new employment agreement, Mr. Hudson’s duties and compensation will continue as under his prior employment agreement.
      Mr. Hudson and the Company also entered into the Settlement Agreement, which provided for the settlement of outstanding amounts owed by Mr. Hudson to the Company. In satisfaction of Mr. Hudson’s obligations to the Company, he agreed to (i) the delivery of certain shares of the Company’s common stock held by him for cancellation by the Company; (ii) cancellation by the Company of the majority of the options to purchase common stock held by him; (iii) application of certain bonuses (otherwise payable to him) to the payment of his outstanding obligations to the Company; and (iv) release by Mr. Hudson of any and all claims against the Company. Mr. Hudson also resigned from the Board of Directors of the Company.
     Compensation Committee Interlocks and Insider Participation
      The Compensation Committee consists of Jerrell G. Clay, Stephen P. Griggs and Raymond P. Landry. The Estate of James T. Rash, our former Chairman, Chief Executive and Financial Officer, has a 10% ownership interest in a privately held corporation controlled by Jerrell G. Clay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth as of June 30, 2005, the number of shares of common stock beneficially owned by (i) the beneficial owners of more than 5% of our voting securities, (ii) each of our directors and executive officers, as such terms are defined in Item 402 of Regulation S-K, of the Company individually and (iii) by all of our current directors and the executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in our records.

		Amount and Nature of		Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership		Class(1)

Common stock	Laurus Master Fund, Ltd.	1,251,000	(2)	6.1%
	825 Third Avenue, 14th Floor
	New York, New York 10022
Common stock	Alliance Developments	1,180,362	(3)	5.7%
	One Yorkdale Rd., Suite 510
	North York, Ontario M6A 3A1 Canada
Common stock	Estate of James T. Rash(9)	415,000	(4)	2.0%
	2900 Wilcrest, Suite 205
	Houston, Texas 77042
Common stock	Mark K. Levenick	390,000	(5)	1.9%
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Jerrell G. Clay	181,405		*
	1600 Highway 6, Suite 400
	Sugarland, Texas 77478
Common stock	M. Flynt Moreland	82,400	(6)	*
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Raymond P. Landry	38,500		*
	2900 Wilcrest, Suite 205
	Houston, Texas 77042
Common stock	Troy D. Richard	25,000	(7)	*
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Michael F. Hudson	22,700		*
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Stephen P. Griggs	—		*
	2900 Wilcrest, Suite 205
	Houston, Texas 77042
Common stock	Directors and Executive	632,605	(8)	3.0%
	Officers as a group (6 persons)

*	Less than one percent.

(1)	Based upon 20,677,210 shares outstanding as of June 30, 2005.

(2)	The number of shares currently beneficially owned by Laurus is reflected above. In addition, Laurus could acquire the following additional shares, none of which could be acquired within 60 days of June 30, 2005: (i) 4,750,000 shares issuable upon exercise of outstanding warrants at an exercise price of $0.30 per share, (ii) 22,976,625 shares issuable upon conversion of $6,892,988 in debt at $0.30 per share and (iii) 500,000 shares issuable upon conversion of $1,500,000 in debt at $3.00 per share.

Assuming all such shares were acquired, together with the shares reflected above, Laurus would hold 29,477,625 shares, representing 60% of our outstanding common stock. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” of this Annual Report.

(3)	Includes 150,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at an exercise price of $0.45 per share.

(4)	Includes 175,000 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $1.25 per share as to 100,000 shares and (ii) $1.875 per share as to 75,000 shares.

(5)	Includes 275,000 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $1.25 per share as to 100,000 shares, (ii) $1.875 per share as to 75,000 shares and (iii) $2.50 per share as to 100,000 shares.

(6)	Includes 52,400 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $1.25 per share as to 21,600 shares, (ii) $1.875 per share as to 20,000 shares and (iii) $2.50 per share as to 10,800 shares.

(7)	Includes 25,000 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of $0.42 per share.

(8)	Includes the 275,000 shares referred to in Note (5) above which could be acquired within 60 days upon exercise of outstanding options.

(9)	Mr. Rash died on December 19, 2004. These shares are held in the name of the Estate of James T. Rash.
     Change in Control
      WE COMPLETED FINANCING TRANSACTIONS WITH LAURUS THAT RESULTED IN THE ISSUANCE OF $6,850,000 IN CONVERTIBLE NOTES AND 4,250,000 WARRANTS AND $3,350,000 IN CONVERTIBLE NOTES AND 500,000 WARRANTS, IN 2003 AND 2004, RESPECTIVELY, AS DESCRIBED MORE FULLY IN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” OF THIS ANNUAL REPORT. THESE NOTES AND WARRANTS ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK. IN ADDITION, ON NOVEMBER 26, 2004, WE ALSO ISSUED 1,251,000 SHARES OF COMMON STOCK TO LAURUS IN FULL SATISFACTION OF CERTAIN FEES INCURRED IN CONNECTION WITH THE CONVERTIBLE TERM NOTES ISSUED IN THE FINANCING. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK, LAURUS’S OWNERSHIP WOULD REPRESENT APPROXIMATELY 60% OF THE COMPANY’S OUTSTANDING SHARES, WHICH WOULD RESULT IN A CHANGE IN CONTROL OF THE COMPANY.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      In September 2000, we loaned $141,563 to Michael F. Hudson, our Executive Vice President and Chief Operating Officer of our principal operating subsidiary, pursuant to a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, we loaned an additional $225,000 to Mr. Hudson pursuant to a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. In June of 2005, pursuant to the terms of the Settlement Agreement, these loans were satisfied. See Part III, Item 11, “Employment Contracts, Termination of Employment and Change of Control Arrangements” of this Annual Report.
      During the year ended September 30, 2001, we loaned $75,625 to Eugene Moore, our Senior Vice President, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The note from Mr. Moore was secured by a pledge of 50,000 shares of our common stock. The note related to the exercise of certain stock option agreements. Mr. Moore died May 28, 2002. We subsequently forgave the remaining unpaid balance of $75,625 in exchange for the return of the 50,000 shares of our common stock.
      James T. Rash, our Chairman and CEO, had outstanding promissory notes due to us in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. Mr. Rash died December 19, 2004. These notes were not repaid by Mr. Rash upon maturity. We also issued a convertible note in the amount of $100,000 payable to a private company controlled by Mr. Rash, in connection with the Financing, which was paid in full in March 2004. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash’s then pending retirement. The proceeds were assigned as collateral for outstanding promissory notes totaling a principal balance of $1,143,554 plus accrued interest from Mr. Rash in the amount of $334,980. Proceeds of $1,009,227 were received from the insurance policy in February of 2005 and were applied to the principal amount of the notes. Mr. Rash also received bonuses totaling $350,000, of which $134,327 was applied to the remaining principal balance of the notes. The accrued interest was charged to bad debt expense during fiscal 2004.
      From 1994 to 1997, we had provided certain office space and administrative services to two privately held entities with which Mr. Rash previously had an affiliation. The entities are indebted to us in the aggregate amount of $215,866, such amount being the largest aggregate amount of indebtedness outstanding at any time during the fiscal year ended September 30, 2002. During the fiscal year ended September 30, 2002, we wrote off $182,492 deemed to be uncollectible. We wrote off the remaining balance of $33,374 during the fiscal year 2003.
      From 1997 to 1999, we had provided certain office space and administrative services to a privately held corporation in which Mr. Rash and Jerrell G. Clay, one of our Directors, each have a greater than 10% ownership interest and in which Mr. Clay is an executive officer.
      Robert D. Peltier was appointed Interim Chief Financial Officer in February 2005; and he is the nephew of Raymond P. Landry, one of our current directors.
      Leonard L. Carr, one of our vice presidents, is the son-in-law of Mr. Rash, our former CEO, CFO and Chairman of the Board. Mr. Carr has a three-year contract, expiring on December 31, 2007, with certain change of control provisions. Mr. Carr’s salary was $116,200, $112,000 and $106,400 for the years 2004, 2003 and 2002, respectively.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
(a) Audit Fees
      The aggregate fees billed by Hein & Associates LLP for professional services rendered for (i) the audit of our annual financial statements set forth in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and fiscal year ended September 30, 2003, and (ii) the reviews of interim financial statements included in the Quarterly Reports on Form 10-Q for the quarter ended December 31, 2004 and quarter ended March 31, 2005, were approximately $400,000.
(b) Other Audit-Related Fees
      There were no other audit-related fees incurred during the fiscal year ended September 30, 2004 and 2003.
(c) Tax Fees
      The aggregate fees billed by Hein & Associates LLP for tax services for the fiscal year ended September 30, 2004 were $16,000. The aggregate fees billed by KPMG LLP for tax services were $17,800 and $42,900, for the fiscal years ended September 30, 2003 and 2002, respectively.

(d) All Other Fees
      There were no fees for other professional services rendered during the fiscal years ended September 30, 2004 and 2003.
      Our Audit Committee has advised us that it has determined that the non-audit services rendered by Hein & Associates LLP during the most recent fiscal year are compatible with maintaining the independence of such auditors.
      The Audit Committee’s policy has previously been to approve all professional fees associated with audit, tax and audit-related work proposed to us by Hein & Associates LLP and KPMG LLP upon completion of the work. However, we changed the policy effective July 1, 2004, to require the Audit Committee to pre-approve all professional fees associated with audit, tax and audit-related services as they are proposed to us by Hein & Associates LLP and other professional service firms. The Audit Committee approved of 100% of the services described in each of sections A–D above pursuant to 17 CFR 210.2-01(C)(7)(i)(C).

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
Documents Filed

Financial Statements and Financial Statement Schedules
      Our audited consolidated financial statements and related financial statement schedules and the report of an independent registered public accounting firm as required by Item 8 of Form 10-K and Regulation S-X are filed as a part of this Annual Report, as set forth in the accompanying Index to Financial Statements. Such audited financial statements and related financial statement schedules include, in the opinion of our management, all required disclosures in the accompanying notes.

Consolidated Financial Statements of Tidel Technologies, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets — September 30, 2004 and 2003

Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Schedule I Valuation and Qualifying Accounts — as filed as part of this Annual Report on Form 10-K

Exhibits
      The Exhibits required by Item 601 of Regulation S-K and Regulation S-X are filed as a part of this Report, and are listed in the accompanying Index to Exhibits.

      All other schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Tidel Technologies, Inc.:
      We have audited the consolidated 2004 and 2003 financial statements of Tidel Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of September 30, 2004, items that raise substantial doubt about the entity’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ HEIN & ASSOCIATES LLP
Houston, Texas
July 26, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors
Tidel Technologies, Inc.:
      We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows of Tidel Technologies, Inc. and subsidiaries for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit..
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Tidel Technologies, Inc. and subsidiaries for the year ended September 30, 2002, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

Houston, Texas
January 10, 2003, except as to the fifth
   paragraph of Note 16, which is as of
   January 28, 2005

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$258,120	$915,097
Restricted cash	—	2,200,000
Trade accounts receivable, net of allowance of approximately $1,076,000 and $847,000, at September 30, 2004 and 2003, respectively	3,310,293	2,453,757
Notes Receivable and Other Receivables	1,003,723	272,790
Inventories, net of reserve for obsolete inventory	4,783,459	5,461,870
Prepaid expenses and other	292,730	469,514

Total current assets	9,648,325	11,773,028
Property, plant and equipment, at cost	5,421,889	5,186,068
Accumulated depreciation	(4,988,203)	(4,474,364)

Net property, plant and equipment	433,686	711,704
Notes receivable	—	1,143,554
Other assets	696,233	801,915

Total assets	$10,778,244	$14,430,201

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt, net of debt discount of $725,259 and $20,572, at September 30, 2004 and 2003, respectively	$183,692	$2,279,428
Convertible debentures	—	18,000,000
Accounts payable	3,398,362	2,631,196
Accrued interest payable	793,577	6,410,870
Reserve for settlement of class action litigation	1,564,490	1,564,490
Other accrued expenses	2,220,965	1,222,820

Total current liabilities	8,161,086	32,108,804
Long-term debt, net of current maturities and debt discount of $5,767,988 at September 30, 2004	28,709	—

Total liabilities	8,189,795	32,108,804

Commitments and contingencies (see notes 2, 16, and 17) Shareholders’ Equity (Deficit):
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 17,426,210 shares	174,262	174,262
Additional paid-in capital	28,100,674	19,296,005
Accumulated deficit	(25,619,888)	(36,937,460)
Receivable from officer	(31,675)	—
Stock subscriptions receivable	—	(141,563)
Accumulated other comprehensive loss	(34,924)	(69,847)

Total shareholders’ equity (deficit)	2,588,449	(17,678,603)

Total liabilities and shareholders’ equity (deficit)	$10,778,244	$14,430,201

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED SEPTEMBER 30,

	2004	2003	2002

Revenues	$22,514,486	$17,794,299	$19,442,224
Cost of sales	17,055,179	14,612,447	15,051,784

Gross profit	5,459,307	3,181,852	4,390,440
Selling, general and administrative	9,966,855	8,394,505	9,770,237
Provision for doubtful accounts	228,240	624,511	2,985,744
Provision for settlement of class action litigation	—	—	1,564,490
Depreciation and amortization	513,839	799,855	1,158,742
Impairment of goodwill and other intangible assets	—	—	463,590

Operating loss	(5,249,627)	(6,637,019)	(11,552,363)
Other income (expense):
Gain on extinguishment of debt	18,823,000	—	—
Gain on sale of securities	1,918,012	—	—
Interest expense, net (includes $2,549,280 of debt discount amortization in 2004)	(4,255,042)	(2,599,698)	(2,530,971)
Write-down of investment in 3CI	—	—	(288,326)

Total other income (expense)	16,485,970	(2,599,698)	(2,819,297)

Income (loss) before taxes	11,236,343	(9,236,717)	(14,371,660)
Income tax expense (benefit)	(81,229)	—	(293,982)

Net income (loss)	$11,317,572	$(9,236,717)	$(14,077,678)

Basic earnings (loss) per share:
Net income (loss)	$0.65	$(0.53)	$(0.81)

Weighted average common shares outstanding	17,426,210	17,426,210	17,426,210

Diluted earnings (loss) per share:
Net income (loss)	$0.37	$(0.53)	$(0.81)

Weighted average common and dilutive shares outstanding	38,576,763	17,426,210	17,426,210

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED SEPTEMBER 30,

	2004	2003	2002

Net income (loss)	$11,317,572	$(9,236,717)	$(14,077,678)
Other comprehensive income:
Unrealized gain (loss) on investment in 3CI	34,923	41,908	(13,970)
Less: reclassification adjustment for loss included in net income (loss)	—	—	288,326

Other comprehensive income	34,923	41,908	274,356

Comprehensive income (loss)	$11,352,495	$(9,194,809)	$(13,803,322)

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

				RETAINED
	SHARES		ADDITIONAL	EARNINGS		TOTAL
	ISSUED AND	COMMON	PAID-IN	(ACCUMULATED		SHAREHOLDERS’
	OUTSTANDING	STOCK	CAPITAL	DEFICIT)	OTHER	EQUITY (DEFICIT)

Balances, September 30, 2001	17,426,210	$174,262	$19,245,958	$(13,623,065)	$(603,299)	$5,193,856
Net loss	—	—	—	(14,077,678)	—	(14,077,678)
Tax benefit from disqualifying disposition of ISO’s	—	—	29,475	—	—	29,475
Unrealized loss on investment in 3CI	—	—	—	—	(13,970)	(13,970)
Reclassification adjustment for realized loss on investment in 3CI included in net loss	—	—	—	—	288,326	288,326

Balances, September 30, 2002	17,426,210	174,262	19,275,433	(27,700,743)	(328,943)	(8,579,991)
Net loss	—	—	—	(9,236,717)	—	(9,236,717)
Writedown of stock subscription receivable	—	—	—	—	75,625	75,625
Unrealized gain on investment in 3CI	—	—	—	—	41,908	41,908
Issuance of warrants in connection with debt	—	—	20,572	—	—	20,572

Balances, September 30, 2003	17,426,210	174,262	19,296,005	(36,937,460)	(211,410)	(17,678,603)
Net income	—	—	—	11,317,572	—	11,317,572
Receivable from officer	—	—	—	—	(31,675)	(31,675)
Settlement of Hudson stock subscription receivable	—	—	—	—	141,563	141,563
Unrealized gain on investment in 3CI	—	—	—	—	34,923	34,923
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	8,804,669	—	—	8,804,669

Balances, September 30, 2004	17,426,210	$174,262	$28,100,674	$(25,619,888)	$(66,599)	$2,588,449

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$11,317,572	$(9,236,717)	$(14,077,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	513,839	799,855	1,158,742
Amortization of debt discount and financing costs	2,529,854	—	—
Provision for doubtful accounts	228,240	624,511	2,985,744
Provision for settlement of class action litigation	—	—	1,564,490
Impairment of goodwill and other intangible assets	—	—	463,590
Loss from disposal of fixed assets	—	4,482	—
Tax benefits from exercise of warrants and disqualifying disposition of ISO’s	—	—	29,475
Write-down of investment in 3CI	—	—	288,326
Gain on extinguishment of convertible debentures	(18,823,000)	—	—
Gain on sale of securities	(1,918,012)	—	—
Changes in assets and liabilities:
Trade accounts receivable, net	(1,090,776)	1,203,953	2,038,887
Notes and other receivables	528,509	1,344,882	(1,320,951)
Federal income tax receivable	—	—	5,596,383
Inventories	678,411	2,177,215	3,376,136
Prepaid expenses and other assets	181,862	(654,139)	196,634
Accounts payable and accrued expenses	3,264,006	3,342,551	1,703,375

Net cash provided by (used in) operating activities	(2,589,495)	(393,407)	4,003,153

Cash flows from investing activities:
Proceeds from sale of securities	2,451,444	—	—
Purchases of property, plant and equipment	(235,821)	(242,573)	(394,312)

Net cash provided by (used in) investing activities	2,215,623	(242,573)	(394,312)

Cash flows from financing activities:
Proceeds from borrowings under notes payable	7,409,921	300,000	—
Repayments of notes payable	(3,297,261)	—	(3,424,000)
Repayments of convertible debentures	(6,000,000)	—	—
(Increase) decrease in restricted cash	2,200,000	13,233	(2,213,233)
Increase in deferred financing costs	(595,765)	—	—

Net cash provided by (used in) financing activities	(283,105)	313,233	(5,637,233)

Net increase (decrease) in cash and cash equivalents	(656,977)	(322,747)	(2,028,392)
Cash and cash equivalents at beginning of year	915,097	1,237,844	3,266,236

Cash and cash equivalents at end of year	$258,120	$915,097	$1,237,844

Supplemental disclosure of cash flow information:
Cash paid for interest	$209,957	$132,891	$326,313

Cash paid for taxes, net of refunds received	$(81,229)	$(437,557)	$(5,919,840)

Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt within beneficial conversion premium and detachable warrants	$8,804,669	$20,572	$—

Warrants issued for deferred financing costs	$229,180	$—	$—

Conversion of interest payable to loan principal	$292,988	$—	$—

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004, 2003 AND 2002
(1) Summary of Significant Accounting Policies
     Description of Business
      Tidel Technologies, Inc. (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly-owned subsidiaries, develops, manufactures, sells and supports automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which are designed for the management of cash within various specialty retail markets, primarily in the United States.
     Principles of Consolidation
      The Consolidated Financial Statements include our accounts and our wholly-owned subsidiaries. All significant intercompany items have been eliminated in consolidation.
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
     Intangible Assets
      All intangible assets are amortized using the straight-line method over a period ranging from 5 to 10 years, with the exception of goodwill. During fiscal year 2002, all goodwill was deemed impaired and was written off in its entirety.
     Impairment of Long-Lived Assets
      Our long-lived assets and certain identifiable intangibles and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of our assets and our eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Warranties
      Certain products are sold under warranty against defects in materials and workmanship for a period of one to two years. A provision for estimated warranty costs is included in accrued liabilities and is charged to operations at the time of sale.
     Revenue Recognition
      Revenues are recognized at the time products are shipped to customers. We have no continuing obligation to provide services or upgrades to our products, other than a warranty against defects in materials and workmanship. We only recognize such revenues if there is persuasive evidence of an arrangement, the products have been delivered, there is a fixed or determinable sales price and a reasonable assurance of our ability to collect from the customer.
      Our products contain imbedded software that is developed for inclusion within the equipment. We have not licensed, sold, leased or otherwise marketed such software separately. We have no continuing obligations after the delivery of our products and we do not enter into post-contract customer support arrangements related to any software embedded into our equipment.
     Research and Development Costs
      Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,613,000, $2,668,000 and $2,700,000, for the years ended September 30, 2004, 2003 and 2002, respectively.
     Shipping and Handling Costs
      Shipping and handling costs billed to customers totaled $647,459, $599,069 and $590,496, for the years ended September 30, 2004, 2003 and 2002, respectively. We incurred shipping and handling costs of $738,340, $623,988 and $706,760 for the years ended September 30, 2004, 2003 and 2002, respectively. The net expense of $90,881, $24,919 and $116,264 is included in selling expenses in the accompanying statement of operations for the years ended September 30, 2004, 2003 and 2002, respectively.
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
     Investment Securities
      In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), we classify our investment in 3CI Complete Compliance Corporation (“3CI”) as available for sale, with unrealized gains and losses excluded from earnings and recorded as a component of other comprehensive income. The investment in 3CI is classified as other assets in the accompanying consolidated balance sheets. Declines in fair value below the amortized cost basis of the investments that are determined to be other than a temporary decline are charged to earnings. Approximately $288,000 in the year-ended September 30, 2002).

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accumulated Other Comprehensive Loss
      Accumulated other comprehensive loss includes all non-equity holder changes in shareholders’ equity. As of September 30, 2004 and 2003, our only component of accumulated other comprehensive loss relates to unrealized losses on our investment in 3CI.
     Net Income (Loss) Per Share
      In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), we compute and present both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities), which are convertible into common stock. Dilutive EPS reflects the potential dilution from options, warrants and convertible securities.
     Stock-Based Compensation
      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, “Accounting for Stock Issued to Employees,” provided that expanded footnote disclosure is presented. We apply APB Opinion No. 25 in accounting for our employee stock options and, accordingly, no compensation cost has been recognized for our stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for our stock options and warrants under SFAS No. 123, our net income (loss) would have been reduced to the pro forma amounts indicated as follows:

	2004	2003	2002

Net income (loss) as reported	$11,317,572	$(9,236,717)	$(14,077,678)
Deduct:
Total stock-based employee compensation expense determined under SFAS 123, net of taxes	(1,392)	(15,363)	(50,633)

Net income (loss), pro forma	$11,316,180	$(9,252,080)	$(14,128,311)

Basic earnings (loss) per share:
As reported	0.65	(0.53)	(0.81)
Pro forma	0.65	(0.53)	(0.81)
Diluted earnings (loss) per share:
As reported	0.37	(0.53)	(0.81)
Pro forma	0.37	(0.53)	(0.81)
     Use of Estimates
      The preparation of the accompanying Consolidated Financial Statements requires the use of estimates by management in determining our assets and liabilities at the date of the Consolidated Financial Statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair Value of Financial Instruments
      Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the disclosure of estimated fair values for financial instruments. Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. We believe that the carrying amounts of our financial instruments included in current assets and current liabilities approximate the fair value of such items due to their short-term nature.
      The carrying amount of long-term debt, excluding the discounts related to the warrants issued with the debt, approximates its fair value because the interest rates approximate market.
     New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.
      SFAS No. 123(R) must be adopted in the first interim or annual period for fiscal year periods beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

•	The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

•	The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.
      We currently plan to adopt SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $1,392 in 2004, an increase to our net loss of $15,363 in 2003 and $50,633 in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized above in Note 1 of the Notes to Consolidated Financial Statements.
      We will be required to recognize expense related to stock options and other types of equity-based compensation beginning in our fiscal year ending in 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, we may be required to change our method for determining the fair value of stock options.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date this statement was issued. Retroactive application is not permitted. We are analyzing the requirements of this new statement and believe that its adoption will not have a significant impact on our financial position, results of operations or cash flows.
      In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and are provided in Part II, Item 8, “Financial Statements and Supplementary Data,” and Note 16, “Commitments and Contingencies.” The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
      In June 2001, the FASB issued SFAS No. 142 entitled “Goodwill and Other Intangible Assets.” Under SFAS No. 142, existing goodwill is no longer amortized, but is tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 required us to perform the first goodwill impairment test on all reporting units within six months of adoption. We adopted SFAS No. 142 effective October 1, 2002, however, during the year ended September 30, 2002, we recorded an impairment charge against our remaining goodwill balance of approximately $464,000. Therefore, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.
      In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions, as well as other items. As a result, gains or losses arising from the extinguishment of debt are no longer required to be reported as extraordinary items. We reported a gain on extinguishment of debt in the fiscal year 2004 in the amount of $18,823,000.
      Effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), changed the criteria for determining when the disposal or sale of certain assets meets the definition of “discontinued operations.” At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (i) which cash flows should be considered in the determination of whether cash flows of the disposal component have been, or will be, eliminated from the ongoing operations of the entity and (ii) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outlined in EITF Issue No. 03-13 in its evaluation of the February 19, 2005 asset purchase agreement of the ATM division with NCR (see Note 2 below for more information). We have concluded that we will be required to report the ATM assets of this sale as discontinued operations net of any applicable income taxes for the first fiscal quarter, 2005.
(2) Liquidity
      During the past three years, we have experienced operating losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of the bankruptcy of a significant customer in 2001, the inability to collect outstanding receivables from several other significant customers, under-absorbed fixed costs associated with the production facilities, and reduced sales of our products resulting from general difficulties in the Automated Teller Machine (“ATM”) market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt.
      As of, and for the years ended September 30, 2004, we had net income of approximately $11,560,369 and working capital of approximately $934,203 compared to September 30, 2003 in which we incurred a net loss of $9,236,717 and a working capital deficit of $20,335,776. As of September 30, 2004 and 2003, we had shareholders’ equity of approximately $2,588,449 and a shareholders’ deficit of $17,678,603, respectively. This is primarily due to the gain from extinguishment of debt related to the November 25, 2003 Laurus Master Fund, Ltd. Financing Agreement (see Note 10, “Laurus Financing”) and subsequent retirement of $18,000,000 in convertible debentures together with all accrued interest, penalties and fees associated therewith. We recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the refinancing. Absent the affect of this gain from extinguishment of debt, we are continuing to experience operating losses. This, coupled with increasing debt, has continued to negatively impact our financial condition. If the operating conditions do not improve, there can be no assurance we will continue operations. There can be no assurance that our current financing facilities will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future. There can be no assurances that the sale of the ATM business will be consummated. If we need to seek additional financing, there can be no assurances that we will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon our financial condition.

Management’s Current Plans with Regard to Our Liquidity Include the Following:
Proposed Sale of ATM Business
      On February 19, 2005, the Company and its wholly-owned subsidiary Tidel Engineering, L.P. (together with the Company, the “Sellers”) entered into an asset purchase agreement with NCR Texas LLC, a single member Delaware limited liability company (“NCR”) that is a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of the registrant’s ATM business (the “Asset Purchase Agreement”). The purchase price for the ATM business of the Sellers consists of $10,175,000 plus the assumption of certain liabilities related to the ATM business and, subject to certain adjustments as provided in the Asset Purchase Agreement (the “Purchase Price”). The Purchase Price is also subject to adjustment based upon the actual value of the assets delivered, to the extent the value of the assets delivered is 5% greater than or less than a predetermined value as stated in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities.
      The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from our current lender, Laurus Master Fund, Ltd. (“Laurus”). However, even after the application of net proceeds towards the repayment of the loans, our lender may continue to hold warrants to purchase up to 4,750,000 shares of our common stock, and will have a contractual right to receive a significant percentage of the proceeds of any subsequent sale of all, or substantially all, of our equity

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interests and/or other assets in one or more transactions, pursuant to the Asset Sales Agreement. The Company has retained Stifel, Nicolaus & Company, Inc. to sell the remainder of the Company’s business, as required pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus dated November 26, 2005 (the “2004 SPA”) (see Note 17, “Additional Laurus Financing”).
      The closing of the sale of the ATM business pursuant to the Asset Purchase Agreement is subject to several conditions, including shareholder approval. The Sellers do not contemplate seeking shareholder approval until the Company is current in its reporting requirements under the Securities Exchange Act of 1934, as amended. Pursuant to contractual arrangements with its lenders, the Company is required to be current with its SEC filings no later than July 31, 2005, after which time the Company will commence seeking shareholder approval for this transaction. The Company believes that the transaction will likely not close prior to the fourth quarter of calendar 2005.
      Following the closing of the transactions under the Asset Purchase Agreement, it is contemplated that approximately 50% of our employees would become employees of NCR, including up to two executives, subject to their reaching mutually satisfactory agreements with NCR Texas.
      Pursuant to the Asset Purchase Agreement, until the earlier of the closing of the transactions contemplated thereby or termination of the Asset Purchase Agreement (the “Exclusivity Period”), the Sellers have agreed not to communicate with potential buyers, other than to say that they are contractually obligated not to respond. The Sellers are obligated to forward any communications to NCR. In the event that the Sellers breach these provisions, then as provided in the Asset Purchase Agreement, the Sellers are obligated to pay a $2,000,000 fee to NCR (the “Fee”). Also as provided in the Asset Purchase Agreement, under certain limited circumstances, the Sellers may consider an unsolicited offer that the Board of Directors (the “Board”) deems to be financially superior. However, immediately following the execution of a definitive agreement for the transaction contemplated by such superior offer, NCR is to be paid the Fee.
      The Asset Purchase Agreement also contains provisions restricting the Sellers from owning or managing any business similar to the ATM business for a period of five years after the closing of the transactions contemplated by the Asset Purchase Agreement, and restricting Sellers from soliciting or hiring any employees of NCR for a period of two years after the closing and restricting NCR Texas from hiring Sellers’ employees.
Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
      We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our TACC business. We are currently working with Stifel in connection with such a proposed sale.
(3) Major Customers and Credit Risks
      We generally retain a security interest in the underlying equipment that is sold to customers until it receives payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.
      No one customer accounted for more than 10% of net sales for the fiscal year 2002. One customer accounted for 11% of net sales for the fiscal year ended September 30, 2003, and no single customer accounted for more than 10% of net sales for the fiscal year ended September 30, 2004. Two customers combined accounted for approximately 36% of our total outstanding trade receivable as of September 30,

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, and one customer accounted for approximately 32% of our total outstanding trade receivable as of September 30, 2004.
      The vast majority of our sales in fiscal 2004 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 16%, 25% and 13%, in the fiscal years ended September 30, 2004, 2003 and 2002, respectively. Most of our foreign sales were to one customer.
(4) Notes Receivable — Officers
      The current and long-term portion of notes and other receivables consisted of the following at September 30, 2004 and 2003:

	2004	2003

Notes receivable — Officers	$1,003,723	1,368,554
Other accounts receivable	—	47,790

	1,003,723	$1,416,344
Allowance for notes receivable	—	—
Less: Current portion	(1,003,723)	(272,790)

Long-term portion	$—	$1,143,554

      In September 2000, we loaned $141,563 to Michael F. Hudson, our Executive Vice President and Chief Operating Officer of our principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, we loaned an additional $225,000 to Mr. Hudson in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Mr. Hudson are secured by a pledge of 83,500 shares of our common stock. The note to Mr. Hudson in the amount of $141,563 relates to the exercise of certain stock option agreements. These notes were not repaid by Mr. Hudson upon maturity. Subsequent to September 30, 2004, we entered into a settlement agreement with Mr. Hudson regarding satisfaction of these notes, including, among other things, recoveries through the pledged shares and certain salary and bonuses due to Mr. Hudson. As a result of the settlement with Mr. Hudson, we recorded a provision for bad debts totaling $104,055 in fiscal 2003 related to accrued interest on the notes and a provision for settlement of the claims totaling $279,918 in fiscal 2004. In addition, we reduced the notes receivable balances by $60,750 as an offset against accrued bonuses due to Mr. Hudson.
      In September 2001, we loaned $843,554 to James T. Rash, our former Chairman and CEO, in a promissory note maturing September 30, 2004, and bearing interest at 10% per annum. In January 2002, we loaned an additional $300,000 to Mr. Rash in a promissory note maturing January 14, 2005, and bearing interest at 10% per annum. In December 2004, Mr. Rash died. We have named Mark K. Levenick as Interim Chief Executive Officer but no permanent Chairman or Chief Executive Officer has been hired or appointed as of the date hereof. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash’s then pending retirement. The proceeds were assigned as collateral for the notes due from Mr. Rash in the aggregate principal amount of $1,143,554. Proceeds of $1,009,227 were received from the insurance policy in February 2005, which were applied to the principal amount of the notes. Mr. Rash also received bonuses totaling $350,000 of which $134,327 was applied to the remaining principal balance of the notes. We recorded a provision for bad debt totaling $220,625 in fiscal 2003 related to accrued interest on the notes.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5) Inventories
      Inventories consisted of the following at September 30, 2004 and 2003:

	2004	2003

Raw materials	$5,459,865	$5,038,223
Work in process	605,376	6,395
Finished goods	532,804	1,575,393
Other	85,414	127,248

	6,683,459	6,747,259
Inventory reserve	(1,900,000)	(1,285,389)

	$4,783,459	$5,461,870

(6) Investment in CashWorks
      In December 2001, we invested $500,000 in CashWorks, Inc. (“CashWorks”), a development-stage financial technology solutions provider, in the form of convertible debt of CashWorks. In December 2002, we converted the notes, plus accrued but unpaid interest, into 2,133,728 shares of CashWorks’ Series B preferred shares plus warrants to purchase 125,000 shares of CashWorks’ common stock at $2.00 per share. In March 2004, we consented to the sale of our interest in CashWorks to GE Capital Corp. for approximately $2,451,000, resulting in the recognition of a gain of $1,918,012.
(7) Investment in 3CI
      We formerly owned 100% of 3CI Complete Compliance Corporation, a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. As of September 30, 2004, we continued to own 698,889 shares of the common stock of 3CI. We have no immediate plan for the disposal of these shares. At September 30, 2004, all the shares were pledged to secure borrowings in connection with the Financing (see Note 10, “Laurus Financing”). The value of the investment in 698,889 shares of 3CI was written down by $288,000 at September 30, 2002 to reflect a carrying amount of $0.40 per share and was marked to the market values of $244,462 ($0.35 per share) and $209,539 ($0.30 per share) at September 30, 2004 and 2003, respectively.
(8) Property, Plant and Equipment
      Property, plant and equipment consisted of the following at September 30, 2004 and 2003:

	2004	2003	Useful Life

Machinery and equipment	$3,204,552	$2,864,051	2–10 years
Computer equipment and systems	1,719,119	781,739	2–7 years
Furniture, fixtures and other improvements	498,218	1,540,278	3–5 years

	$5,421,889	$5,186,068

      Depreciation expense was $509,693, $789,112 and $1,120,838, for the years ended September 30, 2004, 2003 and 2002, respectively. Repairs and maintenance expense was $83,532, $92,376 and $145,437, for the years ended September 30, 2004, 2003 and 2002, respectively.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Other Assets
      Intangible assets consisted of the following at September 30, 2004 and 2003:

	2004	2003

Deferred financial costs	$550,945	$—
Investment in CashWorks (See Note 6)	—	533,432
Other	298,328	268,483
Accumulated amortization	(153,040)	—

	$696,233	$801,915

      Due to our recurring operating losses, the intangible assets were deemed impaired during fiscal year 2002 and were written off in their entirety. As a result, we recognized a charge of $463,590, primarily related to the remaining book value of the goodwill prior to the impairment charge.
(10)     Long-Term Debt and Convertible Debentures

Long-Term Debt
      Long-term debt consisted of the following at September 30, 2004 and 2003:

	2004	2003

Revolving credit facility, due June 30, 2003, interest payable monthly at prime (4.75% and 6.0% at September 30, 2002 and 2001, respectively)	$—	$2,000,000
Bridge loans (net of $20,572 discount)	—	279,428
Laurus financing (net of $6,493,247 discount)	174,742	—
Other- Five-Year Note	37,659	—

Total short-term and long-term debt	212,401	2,279,428
Less: current maturities	(183,692)	(2,279,428)

Long-term debt, less current maturities	$28,709	$—

Laurus Financing
      On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus pursuant to a Securities Purchase Agreement (the “SPA”) by and between the Company and Laurus dated as of November 25, 2003. The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and are convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants (see Note 12 for discussion of warrant valuation) with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in convertible debentures issued to two investors (the “Holders”) in September 2000, together with all accrued interest, penalties and fees associated therewith. We recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the Financing. In March 2004, the $400,000 note was repaid in full from the proceeds of the CashWorks transaction described in Note 6.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transaction costs of $550,945 (see Note 9 above) were incurred relating to the Financing. These costs were a combination of cash and warrants (valued at approximately $229,000).
      In connection with the closing of the Financing, all of the warrants and convertible debentures held by the Holders were terminated, all outstanding litigation without limitation was dismissed, and a revolving credit facility with a bank (the “Revolving Credit Facility”) was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility (see definition below).
      In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. The reduction in conversion price resulted in an additional discount against the carrying value of the notes. As a result, we will record additional interest charges totaling approximately $1,900,000 over the remaining terms of the notes related to the discounts. See Note 17 for discussion of additional Laurus funding and modifications of the terms of the Financing.

Bridge Loans
      Beginning in September 2003, we issued the following unsecured, short-term promissory notes totaling $720,000 to shareholders or their affiliates as part of a bridge financing transaction (the “Bridge Loans”):

In September 2003, we issued a shareholder, Alliance Developments, Ltd. (“Alliance”), an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal, Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $20,572 in fiscal 2003 related to the discounts. Balance at September 30, 2003 was $300,000. The note was paid in full on March 5, 2004.

We issued to a shareholder and former director an unsecured, short-term promissory note dated October 2, 2003 in the principal amount of $120,000 due April 2, 2004, plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 40,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $7,611 in fiscal 2004 related to the discounts. The note was paid in full on March 8, 2004.

We also issued to the shareholder and former director an unsecured, short-term promissory note dated October 21, 2003 in the principal amount of $90,000 due April 21, 2004, plus accrued interest at 9% per annum, payable monthly. In consideration for the loan, the shareholder received three-year warrants to purchase 30,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded additional interest charges totaling $6,608 in fiscal 2004 related to the discounts. The note was paid in full on November 26, 2003.

The Company issued to an affiliate of a shareholder an unsecured, short-term promissory note dated November 20, 2003 in the principal amount of $210,000 due May 20, 2004, plus accrued interest at 8% per annum, payable at maturity. In consideration for the loan, the note holder received three-year warrants to purchase 70,000 shares of common stock at $0.45 per share. The proceeds of the note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, the Company will record additional interest charges totaling $30,619 over the term of the note related to the discounts. The note was paid in full on March 5, 2004 from proceeds obtained in the Financing.

Revolving Credit Facility
      As of September 30, 2002, our wholly-owned subsidiary was a party to a credit agreement with a bank (the “First Lender”) (as amended, the “Revolving Credit Facility”), which was amended on April 30, 2002, August 30, 2002 and December 30, 2002 to provide for, among other things, an extension of the maturity date until June 30, 2003; the reduction of the revolving commitment from the initial amount of $7,000,000 to $2,000,000; and a modification of the collateral requirements to include a pledge of a money market account in an amount equal to 110% of the outstanding principal balance, which pledge was $2,200,000 and is recorded as restricted cash in the September 30, 2002 consolidated balance sheet. At September 30, 2002, $2,000,000 was outstanding under the Revolving Credit Facility, which amount was repaid on November 25, 2003, in connection with the closing of the Financing.

Convertible Debentures
      In September 2000, we issued to two investors (individually, the “Holder”, or collectively, the “Holders”) an aggregate of $18,000,000 of our 6% Convertible Debentures, due September 8, 2004 (the “Convertible Debentures”), convertible into our common stock at a price of $9.50 per share. In addition, we issued warrants to the Holders to purchase 378,947 shares of our common stock exercisable at any time through September 8, 2005 at an exercise price of $9.80 per share.
      In June 2001, the Holders exercised their option to “put” the Convertible Debentures back to the Company. Accordingly, the principal amount of $18,000,000, plus accrued and unpaid interest, became due on August 27, 2001. We did not make such payment on that date, and at September 30, 2002, did not have the funds available to make such payments. At September 30, 2002, we were party to subordination agreements (the “Subordination Agreements”) with each Holder and the First Lender which provided, among other things, for prohibitions: (i) on our making this payment to the Holders, and (ii) on the Holders taking legal action against us to collect this amount, other than to increase the principal balance of the Convertible Debentures for unpaid amounts or to convert the Convertible Debentures into our common stock. The Convertible Debentures were retired on November 25, 2003, in connection with the Financing, which resulted in a gain on early extinguishment of debt of $18,823,000.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11)     Accrued Expenses
      Other accrued expenses consisted of the following at September 30, 2004 and 2003:

	2004	2003

Reserve for warranty charges	$1,062,188	$469,999
Taxes:
Sales and use	179,588	88,820
Ad valorem	41,443	150,459
Wages and related benefits	391,730	341,209
Other	546,016	172,333

	$2,220,965	$1,222,820

(12)     Warrants
      At September 30, 2004, we had outstanding warrants to purchase 5,079,473 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.30 to $11.27 per share and, if exercised, would generate proceeds to us of approximately $3,626,387. At September 30, 2003, we had outstanding warrants to purchase 1,018,420 shares of common stock that expire at various dates through November 2010 including 300,000 warrants of common stock at an exercise price of $2.91 (such price being equal to the fair market value of the common stock at the date of the grant) in connection with directors’ remuneration. The warrants have exercise prices ranging from $0.45 to $11.27 per share and, if exercised, would generate proceeds to us of approximately $6,735,068. No warrants were exercised during the years ended September 30, 2001 through 2004. See table below:
Common Stock Purchase Warrants:

			Exercise	Relative Fair
	Warrants	Expiration Date	Price	Value(1)

VI Partners, LLC(2)	157,895	9/8/2005	$10.93	$348,948
VI Partners, LLC(2)	31,578	9/8/2005	11.27	67,577
New issue — Alliance Group(3)	100,000	11/24/2010	0.45	22,085
New issue — Alliance Group(4)	50,000	11/24/2010	0.45	13,450
New issue — Laurus Master Fund(5)	4,250,000	11/24/2010	0.30	1,918,451
Other parties in connection with Laurus financing(5)	350,000	11/24/2010	0.40	226,749
Bridge Loan(6)	40,000	10/6/2006	0.45	8,186
Bridge Loan(7)	30,000	10/21/2006	0.45	7,132
Bridge Loan(8)	70,000	11/20/2006	0.45	35,845

Outstanding Warrants as of September 30, 2004	5,079,473			$2,648,423

(1)	Value calculated using Black-Scholes:

		Stock Price
		At Issuance	Expected Term	Volatility	Risk Free Rate

(2)	Variables	$6.94	5 years	42.75%	6.00%
(3)	Variables	$0.35	3 years	111.00%	2.06%
(4)	Variables	$0.41	3 years	111.00%	2.06%
(5)	Variables	$0.72	7 years	111.00%	3.72%
(6)	Variables	$0.33	3 years	111.00%	1.96%
(7)	Variables	$0.37	3 years	111.00%	2.41%
(8)	Variables	$0.69	3 years	111.00%	2.35%

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13) Employee Stock Option Plans
      We adopted a Long-Term Incentive Plan in 1997 (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of our common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. Under the 1997 Plan, there were 736,000 options outstanding and 1,219,700 shares available, and 911,000 options outstanding and 1,044,700 shares available for grant at September 30, 2004 and 2003, respectively. At September 30, 2002, there were 974,700 options outstanding and 981,000 shares available for grant under the 1997 Plan. No stock options were granted during the fiscal years ended 2004 and 2003.
      Our predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the “1989 Plan”), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of common stock, of which 50,000 were outstanding at September 30, 2004, and 70,000 were outstanding at September 30, 2003 and 2002.
      In addition to stock options granted under the 1997 Plan and 1989 Plan noted above, we have issued warrants to our directors for remuneration (see Note 13).
      At September 30, 2004, the range of exercise prices was $0.88 to $1.44 per share under the 1989 Plan, $0.42 to $2.50 per share under the 1997 Plan, and $2.91 per share for warrants issued to directors. At September 30, 2004 and 2003, the weighted-average remaining contractual life of the outstanding options was 4.0 years and 3.9 years, respectively. Combined stock option and directors’ warrant activity during the periods indicated was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at September 30, 2001	1,662,700	$1.88
Granted	55,000	0.42
Canceled	(373,000)	(1.51)

Balance at September 30, 2002	1,344,700	$1.93
Granted	—	—
Exercised	—	—
Canceled	(63,700)	1.85

Balance at September 30, 2003	1,281,000	1.93
Granted	—	—
Exercised	—	—
Canceled	(495,000)	2.35

Balance at September 30, 2004	786,000	1.67

      The above table includes warrants issued for directors’ remuneration that are also included in outstanding warrants in Note 12 (300,000 such warrants were outstanding as of September 30, 2003 and 2002). At September 30, 2004 and 2003, the number of options exercisable was 731,000 and 796,000, respectively, at weighted average prices of $1.76 per share and $1.67 per share, respectively. Included in the 495,000 shares cancelled during 2004 were 300,000 warrants issued to directors.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(14) Income Taxes
      Income tax benefit attributable to income from operations consisted of the following for the years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002

Federal current tax benefit	$(81,229)	$—	$(293,982)
Federal deferred tax benefit	—	—	—
State tax	—	—

	$(81,229)	$—	$(293,982)

      Income tax benefit differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to income (loss) before taxes as a result of the following:

	2004	2003	2002

Computed “expected” tax expense (benefit)	$3,847,974	$(3,140,484)	$(4,886,364)
Change in valuation allowances	(5,278,972)	2,145,166	3,606,770
State taxes, net of benefit	—	—	—
Nondeductible items and permanent differences	1,376,064	995,318	985,612
Other	(26,295)	—	—

	$(81,229)	$—	$(293,982)

      The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2004 and 2003:

	2004	2003

Deferred tax assets:
Fixed assets	$374,870	$371,623
Intangible assets	129,872	249,023
Accounts receivable	547,541	288,257
Inventories	1,186,753	943,760
Investment in 3CI	703,032	703,032
Accrued expenses	867,871	806,740
Other	39,332	39,332
Minimum tax credit	144,575	144,575
Net operating losses	3,854,123	9,580,598

Total gross deferred tax assets	7,847,969	13,126,940
Less: valuation allowance	(7,847,969)	(13,126,940)

Net deferred tax assets	—	—
Other deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

      In assessing the realizability of deferred assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the period ending September 30, 2004, the Company elected under Internal Revenue Code Section 108 to reduce its tax attributes, principally its net operating loss carryforwards, to the extent of its insolvency of approximately $17,753,000. But for this election, the Company would have had at September 30, 2004, remaining net operating losses of approximately $29,088,000. As a result of the election, as of September 30, 2004, the Company had remaining net operating losses of approximately $11,336,000, which will begin to expire in 2022.

(15)	Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2004, 2003 and 2002:

	2004	2003	2002

Net Income (loss) (numerator for basic earnings per share)	$11,317,572	$(9,236,717)	$(14,077,678)
Interest expense attributable to convertible note (including non-cash)	2,898,225	—	—

Adjusted net income (loss) (numerator for diluted earnings per share)	$14,215,797	$(9,236,717)	$(14,077,678)

Weighted average common shares outstanding (denominator for basic earnings per share)	17,426,210	17,426,210	17,426,210
Dilutive shares outstanding	21,150,553	—	—

Weighted average common and dilutive shares outstanding	38,576,763	17,426,210	17,426,210

Basic earnings per share	$.65	$(0.53)	$(0.81)

Diluted earnings per share	$.37	$(0.53)	$(0.81)

      Common stock equivalents consisting of warrants, options and convertible debt of 4,640,000 and 3,932,857 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the years ended September 30, 2003 and 2002, respectively.

(16)	Commitments and Contingencies

The Supply, Facility and Share Warrant Agreements
      In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement”, the “Facility Agreement” and the “Share Warrant Agreement,” respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor is required to purchase from us not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (a) the expiration or termination of the debenture, (b) a termination for default, (c) the mutual agreement of the parties, and (d) August 15, 2009.
      The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. As of September 30, 2004, we had an outstanding balance of approximately $720,000 related to this facility. Notwithstanding our current commitment to aggressively pursue our rights to collect the

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding balance of the facility and in view of the uncertainty of the ultimate outcome, we recorded a reserve in the amount of approximately $185,000 during the quarter ended September 30, 2004 due to the payment delinquency of the invoices related to 2004 billings. During 2005, we increased the reserve to approximately $830,000 due to the payment delinquency of the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we have reserved a total of $830,000 as of July 31, 2005. We have also received a commitment commencing August 5, 2005 from the distributor to submit at least approximately $35,000 per week until the balance is paid in full.
      The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributor’s balance outstanding under the Facility Agreement would be reduced by $300,000.

Class Action Litigation
      We and several of our officers and directors were named as defendants (the “Defendants”) in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas (the “Southern District”), George Lehockey v. Tidel Technologies, et al., H-01-3741. Prior to the suit’s filing, four identical suits were also filed in the Southern District. On or about March 18, 2002, the Court consolidated all of the pending class actions and appointed a lead plaintiff under the Private Securities Litigation Reform Act of 1995 (“Reform Act”). On April 10, 2002, the lead plaintiff filed a Consolidated Amended Complaint (“CAC”) that alleged that the Defendants made material misrepresentations and omissions concerning our financial condition and prospects between January 14, 2000 and February 8, 2001 (the putative class period). In June 2004, we reached an agreement in principle to settle these class action lawsuits. The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by our liability insurance carrier and our issuance of two million shares of common stock. In October 2004, the Court approved the settlement and the shares were issued in November 2004. In addition, in August 2004, we reached an agreement with the liability insurance carrier to issue warrants to the carrier to purchase 500,000 shares of our common stock at an exercise price of $0.67 per share in exchange for the carrier’s acceptance of the terms of the class action lawsuit. We provided a reserve of $1,564,490 in fiscal 2002 to cover any losses from this litigation, which consisted of $1,340,000 related to the shares of common stock issued and $224,490 related to the value of the warrants issued. The common stock was valued using the stock price on the date issued and the warrants were valued using the Black-Scholes pricing method.

Montrose Litigation
      On August 9, 2002, one of the Holders, Montrose Investments Ltd., commenced an adversary proceeding against us in the Supreme Court of the State of New York, County of New York claiming monies due under the Convertible Debentures (the “Montrose Litigation”). This action was dismissed by the Court on March 3, 2003. Montrose filed a Notice of Appeal with the Supreme Court of the State of New York, Appellate Division, First Department on May 20, 2003. This litigation was dismissed in conjunction with the Laurus Financing completed in November 2003. On or about December 2, 2003, we entered into a stipulation of discontinuance, which dismissed the appeal.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Development Agreement
      In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2004, we had credited back approximately $87,629 to the Retailer resulting in an accrued liability of $564,231 for the benefit of the Retailer. As of June 30, 2005, 1,527 units of the Sentinel product had been sold and rebates or other credits totaling $122,100 had been credited back to the Retailer resulting in rebates or other credits totaling $529,400 accrued for the benefit of the Retailer.

Other Matters
      We and our subsidiaries are each subject to certain other litigation and claims arising in the ordinary course of business. In our management’s opinion, the amounts ultimately payable, if any, resulting from such litigation and claims will not have a materially adverse effect on our financial position.
      We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2006. Rental expense under these leases for the years ended September 30, 2004, 2003 and 2002, was approximately $453,000, $479,000 and $661,000, respectively. We have approximate future lease commitments as follows:

Amount

Years Ending September 30:
2005	$484,135
2006	168,520
Thereafter	—

$652,655

(17) Subsequent Events

Additional Laurus Financing
      On November 26, 2004, we completed a $3,350,000 financing transaction (the “Additional Financing”) with Laurus pursuant to a Securities Purchase Agreement by and between the Company and Laurus, dated as of November 26, 2004. The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010 based on the market value on November 26, 2004. We also increased the principle balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.
      The notes and warrants issued in the financing and the additional financing are convertible into an aggregate of 28,226,625 shares of our common stock and, when coupled with the 2003 fee shares, represent approximately 60% of our outstanding common stock, subject to adjustment as provided in the transaction documents. If these notes and warrants were completely converted to common stock by Laurus, then the other existing shareholders’ ownership in the Company would be significantly diluted to approximately 40% of their present ownership position.
      In connection with the Financing, Laurus required that we covenant to become current in our filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, the Additional Financing documents require, among other things, that we provide evidence of filing to Laurus of our fiscal 2003, fiscal 2004 and year-to-date interim 2005 filings with the Securities and Exchange Commission on or before July 31, 2005. The 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”) was filed on February 1, 2005, in accordance with Additional Financing documents’ requirements. Fourteen (14) days following such time as we become current in our filings with the Securities and Exchange Commission, we must deliver to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board (the “Listing Requirement”).
      On February 4, 2005, we received a letter from the Securities and Exchange Commission stating that the Division of Corporate Finance of the SEC would not object to the Company filing a comprehensive annual report on Form 10-K which covers all of the periods during which it has been a delinquent filer, together with its filing all Forms 10-Q which are due for quarters subsequent to the latest fiscal year included in that comprehensive annual report. However, the SEC Letter also stated that, upon filing such a comprehensive Form 10-K, the Company would not be considered “current” for purposes of Regulation S, Rule 144 or filing on Forms S-8, and that the Company would not be eligible to use Forms S-2 or S-3 until a sufficient history of making timely filings is established. Laurus consented to the filing of such a comprehensive annual report in satisfaction of the Filing Requirements mandated on or before July 31, 2005. Laurus also consented to a modification of the requirement that a Registration Statement be filed within 20 days of satisfaction of the Filing Requirements to instead require that the Registration Statement be required to be filed by September 20, 2006.
      Pursuant to the terms of the Financing and the Additional Financing, an Event of Default occurs if, among other things, we do not complete our filings with the Securities and Exchange Commission on the timetable set forth in the Additional Financing documents, or we do not comply with the Listing Requirement or any other material covenant or other term or condition of the 2003 SPA, the 2004 SPA,

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the notes we issued to Laurus or any of the other documents related to the Financing or the Additional Financing. If there is an Event of Default, including any of the items specified above or in the transaction documents, Laurus may declare all unpaid sums of principal, interest and other fees due and payable within five (5) days after we receive a written notice from Laurus. If we cure the Event of Default within that five (5) day period, the Event of Default will no longer be considered to be occurring.
      If we do not cure such Event of Default, Laurus shall have, among other things, the right to have two (2) of its designees appointed to our Board, and the interest rate of the notes shall be increased to the greater of 18% or the rate in effect at that time.
      On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of our assets, and is guaranteed by our subsidiaries. The Asset Sales Agreement provides that (i) once our obligations to Laurus have been paid in full (other than the Reorganization Fee), we shall be able to seek additional financing in the form of a non-convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to Laurus’s right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Assets Sales Agreement (each, a “Company Sale”) shall be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee as defined. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we shall pay any remaining balance due on the Reorganization Fee to Laurus. We will record a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.

Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
      We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our TACC business. We are currently working with Stifel in connection with such a proposed sale.

Related Party Transactions
      At September 30, 2002, James T. Rash, our Chairman and CEO, had outstanding promissory notes due to us in the aggregate amount of $1,143,554, bearing interest at 10% per annum. The notes matured on September 30, 2004 and January 14, 2005. Mr. Rash died December 19, 2004. These notes were not repaid by Mr. Rash upon maturity. We also issued a convertible note in the amount of $100,000 payable to a private company controlled by Mr. Rash in connection with the Financing. The note payable to Mr. Rash, which was convertible at any time into a maximum of 250,000 shares of our common stock, was paid in full in March 2004. The Board of Directors approved the transfer of a key-man life insurance policy on the life of Mr. Rash in the amount of $1,000,000 to Mr. Rash in 2002, in connection with Mr. Rash’s then

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pending retirement. The proceeds were assigned as collateral for outstanding promissory notes due from Mr. Rash. This amount, which we have not yet received, will be applied to the repayment of the notes. The remaining receivable amount will be collected from anticipated bonuses due to Mr. Rash.
      In September 2000, we loaned $141,563 to Michael F. Hudson, our Executive Vice President and Chief Operating Officer of our principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, we loaned an additional $225,000 to Mr. Hudson in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Mr. Hudson are secured by a pledge of 83,500 shares of our common stock. The note to Mr. Hudson in the amount of $141,563 relates to the exercise of certain stock option agreements. These notes were not repaid by Mr. Hudson upon maturity. We negotiated with Mr. Hudson regarding satisfaction of these notes, including, among other things, recoveries through certain salary and bonuses due to Mr. Hudson.
      On June 22, 2005, we entered into two agreements with Mr. Hudson. The first was a new employment agreement that terminated his prior employment agreement and provided for his continued employment with the Company until the earlier of December 31, 2005 or the closing of the transactions contemplated by the Asset Purchase Agreement. Under this new employment agreement, Mr. Hudson’s duties and compensation will continue as under his prior employment agreement.
      Mr. Hudson and the Company also entered into the Settlement Agreement, which provided for the settlement of outstanding amounts owed by Mr. Hudson to the Company. In satisfaction of Mr. Hudson’s obligations to the Company, he agreed to (a) the delivery of certain shares of the Company’s common stock held by him for cancellation by the Company; (b) cancellation by the Company of the majority of the options to purchase common stock held by him; (c) application of certain bonuses (otherwise payable to him) to the payment of his outstanding obligations to the Company; and (d) release by Mr. Hudson of any and all claims against the Company. Mr. Hudson also resigned from the Board of Directors of the Company.

Patent Litigation
      On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Tidel Engineering, L.P. infringes one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ’281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. Tidel Engineering, L.P. is vigorously defending this litigation.
      The Company has filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. The Company and Tidel Engineering, L.P. have also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, both the Tidel entities are asking the Eastern District of Texas to find, among other things, that neither the Company nor Tidel Engineering have infringed on CSS’s ’281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for Tidel Engineering L.P.’s cash security business. The Company is vigorously pursuing this declaratory judgment action.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(18) Quarterly Financial Information (Unaudited)
      Summarized quarterly financial information for the years ended September 30, 2004 and 2003 is as follows:
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION
FOR THE YEAR ENDED SEPTEMBER 30, 2004
(UNAUDITED)
Fiscal Year 2004

	Quarters Ended

	12/31/2003	3/31/2004	6/30/2004	9/30/2004

Revenues	$7,653,835	$5,303,582	$4,618,882	$4,938,187
Cost of sales	5,257,945	3,832,695	3,458,039	4,506,500

Gross profit	2,395,890	1,470,887	1,160,843	431,687
Selling, general and administrative	2,312,149	2,269,770	2,319,334	3,065,602
Provision for doubtful accounts	—	—	—	228,240
Depreciation and amortization	130,721	126,013	124,829	132,276

Operating loss	(46,980)	(924,896)	(1,283,320)	(2,994,431)
Other income (expense):
Gain on extinguishment of debt	18,823,000	—	—	—
Gain on sale of securities	—	1,798,492	119,520	—
Interest expense, net	(805,515)	(1,034,809)	(644,748)	(1,769,970)

Total other income (expense)	18,017,485	763,683	(525,228)	(1,769,970)

Income (loss) before taxes	17,970,505	(161,213)	(1,808,548)	(4,764,401)
Income tax benefit	—	—	(81,229)	—

Net income (loss)	$17,970,505	$(161,213)	$(1,727,319)	$(4,764,401)

Basic income (loss) per share:
Net income (loss)	$1.03	$(0.01)	$(0.10)	$(0.26)

Weighted average common shares outstanding	17,426,210	17,426,210	17,426,210	17,426,210

Diluted income (loss) per share:
Net income (loss)	$0.45	$(0.01)	$(0.10)	$(0.26)

Weighted average common and dilutive shares outstanding	40,296,299	17,426,210	17,426,210	17,426,210

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL INFORMATION
FOR THE YEAR ENDED SEPTEMBER 30, 2003
(UNAUDITED)
Fiscal Year 2003

	Quarters Ended

	12/31/2002	3/31/2003	6/30/2003	9/30/2003

Revenues	$5,934,231	$3,273,666	$4,342,840	$4,243,562
Cost of sales	4,163,478	2,639,858	3,465,276	4,343,835

Gross profit	1,770,753	633,808	877,564	(100,273)
Selling, general and administrative	2,082,011	2,218,853	2,035,083	2,058,558
Provision for doubtful accounts	—	—	127,415	497,096
Depreciation and amortization	223,760	214,620	180,955	180,520

Operating loss	(535,018)	(1,799,665)	(1,465,889)	(2,836,447)
Interest expense, net	631,750	627,055	668,153	672,740

Loss before taxes	(1,166,768)	(2,426,720)	(2,134,042)	(3,509,187)
Income tax benefit	—	—	—	—

Net loss	$(1,166,768)	$(2,426,720)	$(2,134,042)	$(3,509,187)

Basic loss per share:
Net loss	$(0.07)	$(0.14)	$(0.12)	$(0.20)

Weighted average common shares outstanding	17,426,210	17,426,210	17,426,210	17,426,210

Diluted loss per share:
Net loss	$(0.07)	$(0.14)	$(0.12)	$(0.20)

Weighted average common and dilutive shares outstanding	17,426,210	17,426,210	17,426,210	17,426,210

SCHEDULE I
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Classification	Period	Expenses	Accounts	Deductions	End of Period

For the year ended September 30, 2004:
Allowance for doubtful accounts and notes receivable	$847,815	$228,240	$—	$—	$1,076,055
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,285,389	614,611	—	—	1,900,000

	$3,697,694	$1,343,972	$—	$33,240	$5,074,906

For the year ended September 30, 2003:
Allowance for doubtful accounts and notes receivable	$27,713,416	$624,511	$—	$27,490,112	$847,815
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,400,000	615,000	—	729,611	1,285,389

	$30,677,906	$1,239,511	$—	$28,219,723	$3,697,694

For the year ended September 30, 2002:
Allowance for doubtful accounts and notes receivable	$25,427,042	$2,985,744	$—	$699,370	$27,713,416
Reserve for settlement of class action litigation	—	1,564,490	—	—	1,564,490
Inventory reserve	90,050	1,370,671	—	60,721	1,400,000

	$25,517,092	$5,920,905	$—	$760,091	$30,677,906

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDEL TECHNOLOGIES, INC. (Company)

July 31, 2005	/s/ Mark K. Levenick ----------------------------------------------- Mark K. Levenick Interim Chief Executive Officer

July 31, 2005	/s/ Robert D. Peltier ----------------------------------------------- Robert D. Peltier Interim Chief Financial Officer
      James T. Rash, our former Chairman, Chief Executive Officer and Chief Financial Officer, died on December 19, 2004. We appointed Mark K. Levenick to the position of Interim Chief Executive Officer but no permanent Chairman, Chief Executive Officer or Chief Financial Officer has been hired or appointed as of the date hereof. Robert D. Peltier was appointed Interim Chief Financial Officer in February 2005.

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
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	Date

/s/ Jerrell G. Clay Jerrell G. Clay	Director	July 31, 2005

/s/ Mark K. Levenick Mark K. Levenick	Interim Chief Executive Officer, President and Director	July 31, 2005

/s/ Raymond P. Landry Raymond P. Landry	Director	July 31, 2005

/s/ Stephen P. Griggs Stephen P. Griggs	Director	July 31, 2005

/s/ Robert D. Peltier Robert D. Peltier	Interim Chief Financial Officer	July 31, 2005

INDEX TO EXHIBITS
      Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report:

Exhibit
Number		Description

*2	.01.	Asset Purchase Agreement dated February 19, 2005 by and among Tidel Engineering, L.P., NCR Texas LLC and us.
3	.01.	Certificate of Incorporation of American Medical Technologies, Inc. (filed as Articles of Domestication with the Secretary of State, State of Delaware on November 6, 1987 and incorporated by reference to Exhibit 2 of our Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989).
3	.02.	Amendment to Certificate of Incorporation dated July 16, 1997 (incorporated by reference to Exhibit 3 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
3	.03.	Our By-Laws (incorporated by reference to Exhibit 3 of our Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989).
4	.01.	Credit Agreement dated April 1, 1999 by and among Tidel Engineering, L.P., Chase Bank of Texas, N.A. and us (incorporated by reference to Exhibit 4.02 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.02.	First Amendment to Credit Agreement dated April 1, 1999 by and between Tidel Engineering, L.P., Chase Bank of Texas, N.A. and us (incorporated by reference to Exhibit 4.19 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.03.	Second Amendment to Credit Agreement dated September 8, 2000 by and among Tidel Engineering, L.P., The Chase Manhattan Bank and us (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated September 8, 2000).
4	.04.	Third Amendment to Credit Agreement dated September 29, 2000 by and among Tidel Engineering, L.P., The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated September 29, 2000).
4	.05.	Fourth Amendment to Credit Agreement dated November 30, 2000 by and among Tidel Engineering, L.P., The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
4	.06.	Fifth Amendment to Credit Agreement and Forbearance Agreement dated June 1, 2001 by and among Tidel Engineering, L.P., The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 4.01 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
4	.07.	Sixth Amendment to Credit Agreement and Waiver dated December 18, 2001 by and among Tidel Engineering, L.P., JP Morgan Chase, and us (incorporated by reference to Exhibit 4.07 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
4	.08.	Seventh Amendment to Credit Agreement and Waiver Agreement dated April 30, 2002 by and among JP Morgan Chase Bank, Tidel Engineering, L.P. and us (incorporated by reference to Exhibit 4.01 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).
4	.09.	Promissory Note dated April 1, 1999 executed by Tidel Engineering, L.P. payable to the order of Chase Bank of Texas Commerce, N.A. (incorporated by reference to Exhibit 4.03 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.10.	Term Note dated April 1, 1999, executed by Tidel Engineering, L.P. and us, payable to the order of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.04 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

Exhibit
Number		Description

4	.11.	Revolving Credit Note dated September 30, 1999, executed by Tidel Engineering, L.P., payable to the order of Chase Bank of Texas, Inc. (incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.12.	Amended and Restated Revolving Credit Note dated November 30, 2000 by and between Tidel Engineering, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).
4	.13.	Amended and Restated Revolving Credit Note dated April 30, 2002 by and between Tidel Engineering, L.P. and JP Morgan Chase Bank (incorporated by reference to Exhibit 4.02 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).
4	.14.	Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Engineering, L.P. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.05 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.15.	Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Cash Systems, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.06 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.16.	Security Agreement (Personal Property) dated as of April 1, 1999, by and between Tidel Services, Inc. and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.07 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.17.	Unconditional Guaranty Agreement dated April 1, 1999, executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.08 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.18.	Unconditional Guaranty Agreement dated April 1, 1999, executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.09 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.19.	Unconditional Guaranty Agreement dated April 1, 1999, executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.10 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.20.	Pledge and Security Agreement (Stock) dated April 1, 1999, executed by Tidel Technologies, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.21.	Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999, executed by Tidel Services, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.22.	Pledge and Security Agreement (Limited Partnership Interest) dated April 1, 1999, executed by Tidel Cash Systems, Inc. for the benefit of Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 4.13 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999).
4	.23.	Form of Agreement under our 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of our Form S-8 dated February 14, 2000).
(1)4	.24.	Form of Agreement under our 1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of our Form S-8 dated February 14, 2000).
4	.25.	Common stock Purchase Warrant issued to Montrose Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated September 8, 2000).
4	.26.	Common stock Purchase Warrant issued to Montrose Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated September 8, 2000).

Exhibit
Number		Description

4	.27.	Registration Rights Agreement dated September 8, 2000 by and between Montrose Investments Ltd. and us (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated September 8, 2000).
4	.28.	Joinder and Amendment to Registration Rights Agreement dated September 29, 2000 by and between Acorn Investment Trust and us (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 29, 2000).
4	.29.	Amendment and Supplement to Intercreditor Agreement dated September 6, 2001 by and among Tidel Engineering, L.P., NCR Corporation, and us (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
4	.30.	Amended and Restated Intercreditor Agreement dated September 24, 2001 by and among Tidel Engineering, L.P., NCR Corporation, and us (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
4	.31.	Our Convertible Debenture issued to Montrose Investments, Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 8, 2000).
4	.32.	Subordination Agreement dated September 8, 2000 by and among Tidel Engineering, L.P., Montrose Investments, Ltd., The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated September 8, 2000).
4	.33.	Convertible Debenture issued to Acorn Investment Trust dated September 29, 2000 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 29, 2000).
4	.34.	Subordination Agreement dated September 29, 2000 by and among Tidel Engineering, L.P., Acorn Investment Trust, The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated September 29, 2000).
4	.35.	Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $6,450,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.36.	Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $400,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.36 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.37.	Convertible Term Note in favor of Laidlaw Southwest, LLC in the principal amount of $100,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.37 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.38.	Security Agreement by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., AnyCard International, Inc., Tidel Services, Inc., and us, dated November 25, 2003 (incorporated by reference to Exhibit 4.38 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.39.	Equity Pledge Agreement by and between Laurus Master Fund, Ltd. and us dated November 25, 2003 (incorporated by reference to Exhibit 4.39 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.40.	Partnership Interest Pledge Agreement by and among Tidel Cash Systems, Inc., Tidel Services, Inc. and Laurus Master Fund, Ltd., dated as of November 25, 2003 (incorporated by reference to Exhibit 4.40 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.41.	Registration Rights Agreement by and between Laurus Master Fund, Ltd. and us, dated November 25, 2003 (incorporated by reference to Exhibit 4.41 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

Exhibit
Number		Description

4	.42.	Our common stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 25, 2003 (incorporated by reference to Exhibit 4.42 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.43.	Blocked Account Control Agreement by and among Tidel Engineering, L.P., Laurus Master Fund, Ltd. and JP Morgan Chase Bank, dated as of November 25, 2003 (incorporated by reference to Exhibit 4.43 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.44.	Guaranty by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., Tidel Services, Inc., Laurus Master Fund, Ltd. and us, dated as of November 25, 2003 (incorporated by reference to Exhibit 4.44 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.45.	Payoff Letter of Wallis State Bank dated November 24, 2003 (incorporated by reference to Exhibit 4.45 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
4	.46.	Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $600,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated November 26, 2004).
4	.47.	Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $1,500,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated November 26, 2004).
4	.48.	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 26, 2004 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated November 26, 2004).
4	.49.	Agreement of Amendment and Reaffirmation by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., AnyCard International, Inc., Tidel Services, Inc., Laurus Master Fund, Ltd., and us, dated as of November 26, 2004 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated November 26, 2004).
4	.50.	Convertible Promissory Note in favor of Laurus Master Fund, Ltd. in the principal amount of $1,250,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated November 26, 2004).
4	.51.	Guaranty in favor of Laurus Master Fund, Ltd. dated as of November 26, 2004 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated November 26, 2004).
(1)10	.01.	1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of our Form S-8 dated February 14, 2000).
(1)10	.02.	1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.2 of our Form S-8 dated February 14, 2000).
10	.03.	Lease Agreement dated February 21, 1992 between San Felipe Plaza, Ltd. and us, related to the occupancy of our executive offices (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992).
10	.04.	Amendment to Lease Agreement dated September 15, 1997 between San Felipe Plaza, Ltd. and us, related to the occupancy of our executive offices (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1997).
10	.05.	Lease dated as of December 9, 1994 (together with the Addendum and Exhibits thereto) between Booth, Inc. and Tidel Engineering, Inc. related to the occupancy of our principal operating facility in Carrollton, Texas (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1994).
10	.06.	Agreement dated October 30, 1991 between Affiliated Computer Services, Inc. (“ACS”) and Tidel Engineering, Inc. (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

Exhibit
Number		Description

10	.07.	EFT Processing Services Agreement dated February 3, 1995 by, between and among ACS, AnyCard International, Inc. and us (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10	.08.	Amendment to EFT Processing Services Agreement dated as of September 14, 1995 by, between and among ACS, AnyCard International, Inc. and us (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year fiscal ended September 30, 1995).
10	.09.	Purchase Agreement dated February 3, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10	.10.	Amendment to Purchase Agreement dated September 14, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
(1)10	.11.	Employment Agreement dated January 1, 2000 between James T. Rash and us (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000).
(1)10	.12.	Form of Employment Agreement dated January 1, 2000 between Tidel Engineering, L.P. and Mark K. Levenick, Michael F. Hudson, M. Flynt Moreland and Eugene Moore, individually (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10	.13.	Convertible Debenture Purchase Agreement dated September 8, 2000 by and between Montrose Investments Ltd. and us (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 8, 2000).
10	.14.	Convertible Debenture Purchase Agreement dated September 29, 2000 by and between Acorn Investment Trust and us (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 29, 2000).
10	.15.	ATM Inventory Purchase Agreement dated September 7, 2001 by and among Tidel Engineering, L.P., NCR Corporation, and us (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).
10	.16.	Note Purchase Agreement by and between JPMorgan Chase Bank, N.A. and Wallis State Bank, with the consent and agreement of Tidel Engineering, L.P., Tidel Technologies, Inc., Tidel Services, Inc., and Tidel Cash Systems, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
10	.17.	Securities Purchase Agreement by and between Laurus Master Fund, Ltd. and us dated November 25, 2003 (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
10	.18.	Termination Agreement by and between Montrose Investments Ltd. and us dated November 24, 2003 (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
10	.19.	Termination Agreement by and between Columbia Acorn Trust and us dated November 25, 2003 (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).
10	.20.	Securities Purchase Agreement by and between Laurus Master Fund, Ltd. and us dated November 26, 2004 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 26, 2004).
10	.21.	Purchase Order Finance and Security Agreement dated as of November 26, 2004 between Laurus Master Fund, Ltd. and Tidel Engineering, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K dated November 26, 2004).

Exhibit
Number		Description

*10	.22.	Agreement Regarding NCR Transaction and Other Asset Sales by and between Laurus Master Fund, Ltd., and us, dated November 26, 2004.
(1)10	.23.	Tidel/Peltier Agreement dated February 23, 2005 (incorporated by reference to Exhibit 99.1 to this Annual Report on Form 8-K dated February 23, 2005).
(1)*10	.24.	Settlement Agreement by and between Tidel Engineering, L.P., Michael F. Hudson and us, dated June 22, 2005.
*14	.01.	Code of Conduct and Ethics of Tidel Technologies, Inc.
21	.01.	Subsidiaries.
*31	.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Indicates management contract or compensatory plan or arrangement.