Form 10-Q
period 2004-12-31
TIDEL TECHNOLOGIES INC
filed 2005-08-01
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission file Number 000-17288
TIDEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2193593
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Wilcrest Drive, Suite 205
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 783-8200

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

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$725,927	$258,120
Restricted cash	417,833	—
Trade accounts receivable, net of allowance of $6,425 and $6,230, respectively	5,077,596	1,313,918
Notes and other receivables	1,014,641	1,016,167
Inventories	675,699	1,350,630
Prepaid expenses and other	160,881	135,240
Assets held for sale, net of accumulated depreciation of $4,054,549 and $3,977,412, respectively	7,032,711	5,910,752

Total current assets	15,105,288	9,984,827

Property, plant and equipment, at cost	1,174,509	1,151,898
Accumulated depreciation	(1,035,663)	(1,027,417)

Net property, plant and equipment	138,846	124,481

Other assets	1,341,064	668,936

Total assets	$16,585,198	$10,778,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities, net of debt discount of $0 and $725,259, respectively	$2,832,221	$183,692
Accounts payable	1,356,544	1,711,630
Accrued interest payable	2,112,291	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued expenses	1,977,111	1,384,675
Liabilities held for sale	2,692,938	2,523,022

Total current liabilities	10,971,105	8,161,086

Long-term debt, net of current maturities and debt discount of $6,525,446 and $5,767,988, respectively	696,250	28,709

Total liabilities	11,667,355	8,189,795

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,993,862	28,100,674
Accumulated deficit	(26,775,452)	(25,619,888)
Receivable from officer	(31,675)	(31,675)
Accumulated other comprehensive income (loss)	524,336	(34,924)

Total shareholders’ equity	4,917,843	2,588,449

Total liabilities and shareholders’ equity	$16,585,198	$10,778,244

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Revenues	$6,512,542	$3,035,927
Cost of sales	3,467,773	1,891,797

Gross profit	3,044,769	1,144,130

Selling, general and administrative	1,249,601	1,205,621
Depreciation and amortization	8,246	10,904

Operating income (loss)	1,786,922	(72,395)

Other income (expense):
Gain on extinguishment of debt	—	18,823,000
Interest expense, net	(3,075,000)	(805,515)

Total other income (expense)	(3,075,000)	18,017,485

Income (loss) before discontinued operations	(1,288,078)	17,945,090

Discontinued operations	132,514	25,415

Net income (loss)	$(1,155,564)	$17,970,505

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.07)	$1.03
Income from discontinued operations	0.01	—

Net income (loss)	$(0.06)	$1.03

Weighted average common shares outstanding	19,152,090	17,426,210

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.45
Income from discontinued operations	0.01	—

Net income (loss)	$(0.05)	$0.45

Weighted average common and dilutive shares outstanding	19,152,090	40,296,299

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Net income (loss)	$(1,155,564)	$17,970,505

Other comprehensive gain:
Unrealized gain on investment in 3CI	559,260	—

Comprehensive income (loss)	$(596,304)	$17,970,505

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Cash flows from continuing operating activities:
Net income (loss)	$(1,155,564)		$17,970,505
Income from discontinued operations	(132,514)		(25,415)

Income (loss) from continuing operations	(1,288,078)		17,945,090
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization	8,246		10,904
Amortization of debt discount and financing costs	858,698		339,622
Gain on extinguishment of convertible debentures	—		(18,823,000)
Changes in assets and liabilities:
Trade accounts receivable, net	(3,763,678)		(1,040,829)
Notes and other receivables	1,526		31,860
Inventories	674,931		(1,340)
Prepaid expenses and other assets	(25,641)		(116,848)
Accounts payable and accrued expenses	2,194,074		472,050

Net cash used in continuing operating activities	(1,339,922)		(1,182,491)

Cash flows from continuing investing activities:
(Purchases) disposals of property, plant and equipment, net	(22,611)		13,224

Cash flows from continuing financing activities:
Proceeds from borrowings	2,100,000		7,370,000
Repayments of notes payable	(1,731)		(2,090,000)
Borrowing on revolver	1,250,000		—
Repayments of convertible debentures	—		(6,000,000)
(Increase) decrease in restricted cash	(417,833)		2,200,000
Increase in deferred financing costs	(280,567)		(595,765)

Net cash provided by continuing financing activities	2,649,869		884,235

Net change in cash and cash equivalents from continuing operations	1,287,336		(285,032)
Net change in cash and cash equivalents from discontinued operations	(817,529)		299,401

Net change in cash and cash equivalents	467,807		14,369

Cash and cash equivalents at beginning of period	258,120		915,097

		$
Cash and cash equivalents at end of period	$725,927		929,466

Supplemental disclosure of cash flow information:
Cash paid for interest	$258,920		$173,676

Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$723,198		$6,899,181

Warrants issued for deferred financing costs	$—		$229,180

Issuance of shares to lender in payment of fees	$638,010		$—

Issuance of shares and warrants in connection with settlement of class-action litigation	$1,564,490		$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Summary of Significant Accounting Policies
Basis of Presentation
Tidel Technologies, Inc. (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), primarily in the United States. Sales of ATM, TACC and Sentinel products are generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. TACC and Sentinel products are often sold directly to end-users as well as distributors.
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position as of December 31, 2004, the statements of operations, comprehensive income (loss) and cash flows for the three months ended December 31, 2004 and 2003. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2005. The consolidated unaudited interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Comprehensive Annual Report on Form 10-K for the fiscal years ended September 30, 2003 and September 30, 2004 (the “ ‘03/‘04 Annual Report”).
Status of Tidel Technologies, Inc.
Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. During the past four years and for the first six months of 2005, we have experienced net losses. Also, our inability to collect outstanding receivables continues to impact our liquidity. On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus Master Fund, Ltd. (“Laurus”), and we also completed a $3,350,000 financing transaction (the “Additional Financing”) on November 26, 2004 with Laurus in order to meet our current liquidity needs. We have substantial debt obligations of approximately $10,053,917 as of December 31, 2004.
Management’s Current Plans with Regard to Our Liquidity Include the Following:
Proposed Sale of ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary Tidel Engineering, L.P. (together with the Company, the “Sellers”) entered into an asset purchase agreement with NCR Texas LLC, a single member Delaware limited liability company (“NCR”) that is a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of the registrant’s ATM business (the “Asset Purchase Agreement”). The purchase price for our ATM business is $10,175,000 plus the assumption of certain liabilities related to the ATM business, subject to certain adjustments as provided in the Asset Purchase Agreement (the “Purchase Price”). The Purchase Price is also subject to adjustment based upon the actual value of the assets delivered, to the extent the value of the assets delivered is 5% greater than or less than a predetermined value as stated in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities. The proceeds from the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus Master Fund, Ltd. Pursuant to contractual arrangements with Laurus, we are required to be current in our SEC filings no later than July 31, 2005, after which time we will commence seeking shareholder approval for this transaction. We believe that the transaction will likely close during the fourth quarter of calendar 2005.
Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our Cash Security business. We are currently working with Stifel in connection with such a proposed sale.
Major Customers and Credit Risks
We generally retain a security interest in our underlying equipment that is sold to customers until it receives payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of our credit arrangements with them.
The concentration of customers in the ATM market may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. Sales of Sentinel cash security systems are currently to a small number of customers as well. The loss of a single customer could have an adverse effect on our sales revenue. During the first quarter of fiscal year 2005, we sold 578 Sentinel units to a national convenience store operator. This generated sales revenue from continuing operations of $4,707,000, or 72% of total revenue for the quarter. This had a significant positive impact on our first quarter earnings.
The majority of our sales during the first quarter of fiscal year 2005 were to customers within the United States. Foreign sales accounted for 15% and 19% of the Company’s total sales during the three months ended December 31, 2004 and 2003, respectively, which were to one foreign distributor. All sales are transacted in U.S. dollars.
In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement,” the “Facility Agreement” and the “Share Warrant Agreement” respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor is required to purchase from us not less than 85% of all

ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.
The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. Notwithstanding our current commitment to aggressively pursue our rights to collect the outstanding balance of the facility and in view of the uncertainty of the ultimate outcome, we increased the reserve to approximately $500,000 due to the delinquency of payment during the first quarter of fiscal year 2005
Stock Based Compensation
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion 25, “Accounting for Stock Issued to Employees,” provided that expanded footnote disclosure is presented. We apply APB Opinion No. 25 in accounting for our Plans and, accordingly, no compensation cost has been recognized for our stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for our stock options and warrants under SFAS No. 123, our net income (loss) would have been reduced to the pro forma amounts indicated as follows:

	Three months ended
	December 31,
	2004	2003
Net income (loss) as reported	$(1,155,564)	$17,970,505
Deduct: Total stock-based employee compensation expense determined under FAS 123, net of taxes	(139)	(3,841)

Net income (loss), pro forma	$(1,155,703)	$17,966,664

Basic earnings (loss) per share:
As reported	(0.06)	1.03
Pro forma	(0.06)	1.03
Diluted earnings (loss) per share:
As reported	(0.05)	0.45
Pro forma	(0.05)	0.45
Discontinued Operations
During the first quarter ended December 31, 2004, we committed to a plan to sell our ATM business. On

February 19, 2005, we entered into an asset purchase agreement with NCR Texas LLC for the sale of our ATM business. For additional information, see aforementioned discussion in “Proposed Sale of ATM Business”. We have classified the ATM business has been classified as a discontinued operation since October 1, 2004, including for the comparative period in the prior year. This division manufactures and sells automated teller machines primarily in the United States. The results of this operation are segregated on the accompanying statements of operations as income or loss from discontinued operations and reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets.
We recorded a net loss of $(1,155,564) and net income of $17,970,505 for the quarters ended December 31, 2004 and 2003, respectively. The discontinued operation recorded income of $132,514 for the quarter ended December 31, 2004 and income of $25,415 for the quarter ended December 31, 2003. The sale of this division is expected to be consummated sometime during the fourth calendar quarter of 2005.
An analysis of the assets and liabilities held for sale and revenues is as follows:

Assets held for sale:

Trade accounts receivable (net of allowances for bad debt)	$2,769,028
Inventories (net of reserves for obsolescence)	3,820,458
Prepaid expenses and other assets	197,724
Property, plant and equipment, at cost net of depreciation	218,204
Other assets	27,297

Assets held for sale	$7,032,711

Liabilities held for sale:

Accounts payable	$1,866,688
Other accrued expenses	826,250

Liabilities held for sale	$2,692,938

Revenues for the three months ended December 31, 2004 and 2003 for the discontinued operations were $7,653,835 and $4,617,908, respectively.
2. Long-Term Debt
On November 26, 2004, we completed a $3,350,000 financing transaction (the “Additional Financing”) with Laurus pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus, dated as of November 26, 2004 (the “2004 SPA”). The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the sale of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010 based on the market value of the stock on November 26, 2004. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.
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
In connection with the Financing, Laurus required that we covenant to become current in our filings with the Securities and Exchange Commission according to a predetermined schedule. Effective November 26, 2004, the Additional Financing documents require, among other things, that we provide evidence of filing to Laurus of our fiscal 2003, fiscal 2004 and year-to-date interim 2005 filings with the Securities and Exchange Commission on or before July 31, 2005. The 10-K for the fiscal year ended September 30, 2002 (the “2002 10-K”) was filed on February 1, 2005, in accordance with Additional Financing documents requirements. Fourteen (14) days following such time as we become current in our filings with the Securities and Exchange Commission, we must deliver to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board (the “Listing Requirement”).
On February 4, 2005, we received a letter from the Securities and Exchange Commission stating that the Division of Corporate Finance of the SEC would not object to the Company filing a comprehensive annual report on Form 10-K which covers all of the periods during which it has been a delinquent filer, together with its filing all Forms 10-Q which are due for quarters subsequent to the latest fiscal year included in that comprehensive annual report. However, the SEC Letter also stated that, upon filing such a comprehensive Form 10-K, the Company would not be considered “current” for purposes of Regulation S, Rule 144 or filing on Forms S-8, and that the Company would not be eligible to use Forms S-2 or S-3 until a sufficient history of making timely filings is established. Laurus consented to the filing of such a comprehensive annual report in satisfaction of the Filing Requirements mandated on or before July 31, 2005. Laurus also consented to a modification of the requirement that a Registration Statement be filed within 20 days of satisfaction of the Filing Requirements to instead require that the Registration Statement be filed by

September 20, 2006.
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
On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of our assets, and is guaranteed by our subsidiaries. The Asset Sales Agreement provides that (i) once our obligations to Laurus have been paid in full (other than the Reorganization Fee), we shall be able to seek additional financing in the form of a non-convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to Laurus’s right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Assets Sales Agreement (each, a “Company Sale”) shall be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee as defined. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we shall pay any remaining balance due on the Reorganization Fee to Laurus. We have recorded a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.
3. Earnings Per Share
Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004, we had outstanding options covering an aggregate of 796,000 shares of common stock, of which 731,000 shares were exercisable. We also had outstanding warrants covering an aggregate of 6,079,473 shares of common stock. Excluded from the computation of diluted EPS for the three months ended December 31,

2004 are options to purchase 976,000 shares to purchase common stock at a weighted average of $1.66 per share and 6,079,473 warrants, with a remaining exercise price ranging from $0.30 to $0.40, as they would be anti-dilutive. As of December 31, 2003, we had outstanding options covering an aggregate of 981,000 shares of common stock, of which 811,000 shares were exercisable. We also had outstanding warrants covering an aggregate of 6,379,473 shares of common stock. Excluded from the computation of diluted EPS for the three months ended December 31, 2004 are options to purchase 981,000 shares to purchase common stock at a weighted average of $1.64 per share and 6,079,473 warrants, with a remaining exercise price ranging from $0.30 to $11.17, as they would be anti-dilutive.
4. Shareholders’ Equity
Existing shareholders’ ownership in the Company will be significantly diluted due to outstanding warrants. The notes and warrants issued in the Financing and the Additional Financing are convertible into an aggregate of 28,226,625 shares of our common stock and, when coupled with the 2003 Fee Shares, represent approximately 60% of our outstanding common stock, subject to adjustment as provided in the transaction documents. If these notes and warrants were completely converted to common stock by Laurus, then the other existing shareholders’ ownership in the Company would be significantly diluted to approximately 40% of their present ownership position.
During the quarter ended December 31, 2004, we issued issued 2,000,000 shares of our common stock related to the settlement of the class action litigation. In addition, we issued 1,251,000 shares of our common stock to Laurus (see Note 2, “Long-Term Debt”) related to settlement of late filing penalties. As of September 30, 2004, we accrued $1,564,490 for the settlement of the class action litigation and $638,010 for the settlement of the late filing penalties.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Forward-Looking Statements” included in our 2004 Annual Report on Form 10-K for the Fiscal Years Ended September 30, 2003 and September 30, 2004 (the “’03/’04 Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements
General
During the past three years, we have experienced operating losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of the bankruptcy of our former largest customer, JRA 222, Inc. d/b/a Credit Card Center (“CCC”) the inability to collect outstanding accounts receivable from certain customers, under-absorbed fixed costs associated with the production facilities, and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. This decline in financial condition is significant, and if the operating conditions do not improve there can be no assurance we will continue operations.

Critical Accounting Policies
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our ’03/’04 Annual Report.
Results of Operations
Quarter Ended December 31, 2004 Compared to the Quarter Ended December 31, 2003
Our revenues from continuing operations were $6,512,542 for the three months ended December 31, 2004, representing an increase of $3,476,615, or 114%, from revenues of $3,035,927 in the same quarter of the prior year. This increase was primarily related to increased sales of our Sentinel products, as described more fully hereinafter in “Product Revenues”.
We had a net loss from continuing operations of $(1,288,078) for the three months ended December 31, 2004, compared to income from continuing operations of $17,945,090 in the same quarter of the prior year. The decrease is mainly attributable to a gain on debt extinguishment incurred during the quarter ended December 31, 2003 of $18,823,000, partially offset by a $2,000,000 Reorganization Fee related to the Additional Financing that was charged to interest expense in the quarter ended December 31, 2004.
Operating Segments
We conduct business within one operating segment, principally in the United States.
Product Revenues
A breakdown of net sales by individual product line is provided in the following table, excluding discontinued operations:

	(Dollars in 000’s)
	Three Months Ended December 31,
	2004	2003
CASH SECURITY BUSINESS	$6,050	$2,797
OTHER	463	239

	$6,513	$3,036

The Company’s sales of Cash Security products vary with the timing of large orders and variances from quarter to quarter are not meaningful.

Gross Profit, Operating Expenses and Non-Operating Items
A comparison of certain operating information is provided in the following table:

	(Dollars in 000’s)
	Three Months Ended December 31,
	2004	2003
Gross profit	$3,045	$1,144
Selling, general and administrative	1,250	1,205
Depreciation and amortization	8	11
Operating income (loss)	1,787	(72)
Gain on extinguishment of debt	—	18,823
Interest expense, net	(3,075)	(806)

Income (loss) from continuing operations	(1,288)	17,945
Income from discontinued operations	132	26

Net Income (loss)	$(1,156)	$17,971

Revenues during the first quarter ended December 31, 2004 were $6,512,542, compared with $3,035,927 for the quarter ended December 31, 2003. The increase was primarily a result of sales of the Sentinel product. We sold 616 sentinel units during the first quarter of 2005, compared with 113 units in the first quarter of 2004. Of the 616 Sentinel units sold during the first quarter of 2005, 578 units were sold to a national convenience store operator. This accounted for approximately $4,707,000 of revenue from continuing operations, or 72% of revenue for the first quarter ended December 31, 2004.
Gross profit on product sales for the quarter ended December 31, 2004, increased $1,901,000 from the same quarter a year ago. Gross profit as a percentage of sales was 46.8 % in the quarter ended December 31, 2004, compared to only 37.7 % in the same quarter of the previous year. The improvement is directly related to the increase in the volume of Cash Security Products produced during the quarter ended December 31, 2004.
Selling, general and administrative expenses for the quarter ended December 31, 2004 increased only 3.6 % compared with the same quarter of the previous year despite increased sales for the period. The increase is generally attributable to additional costs associated with updating our filings with the SEC during quarter ended December 31, 2004.
Interest expense was $3,075,000 for the quarter ended December 31, 2004, compared to $805,515 for the quarter ended December 31, 2003. The net increase is primarily due to the Reorganization Fee (as hereinafter defined) and additional debt discount amortization incurred in connection with the Additional Financing (as hereinafter defined).
Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.
Discontinued operations (net of tax). During the first quarter ended December 31, 2004, we committed to a plan to sell our ATM business. On February 19, 2005, we entered into an asset purchase agreement with NCR Texas LLC for the sale of our ATM business. For additional information, see aforementioned discussion in Note 1, “Proposed Sale of ATM Business” to the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (this “Quarterly Report”). The ATM division has been classified as a discontinued operation since October 1, 2004, including the comparative period in the prior year. This division manufactures and sells automated teller machines primarily in the United States. The results of this operation are segregated on the accompanying statements of operations as income or loss from discontinued operations and reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets.
The discontinued operation recorded income of $132,514 for the quarter ended December 31, 2004 and income of $25,415 for the quarter ended December 31, 2003. Such increase was primarily the result of an increase in parts sales and service. The sale of the ATM division pursuant to the Asset Purchase Agreement is expected to be consummated within the next twelve months, although there can be no assurance that such sale will be consummated in such time frame, if at all.
An analysis of the assets and liabilities held for sale and revenues is as follows:

Assets held for sale:

Trade accounts receivable	$2,769,028
Inventories	3,820,458
Prepaid expenses and other assets	197,724
Property, plant and equipment, at cost net of depreciation	218,204
Other assets	27,297

Assets held for sale	$7,032,711

Liabilities held for sale:

Accounts payable	$1,866,688
Other accrued expenses	826,250

Liabilities held for sale	$2,692,938

Revenues for the three months ended December 31, 2004 and 2003 for the discontinued operations were $7,653,835 and $4,617,908, respectively.
Liquidity and Capital Resources
General
During the past three years, we have experienced operating losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, under-absorbed fixed costs associated with the production facilities, and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt.

	(Dollars in 000’s)
	December 31, 2004	September 30, 2004
Cash	$726	$258
Working capital	4,143	1,824
Total assets	16,585	10,788
Total short-term notes payable and long-term debt, net of discount	3,528	212
Shareholders’ equity	4,918	2,588
Cash used in continuing operations was $(1,339,992) for the three months ended December 31, 2004 compared to cash used in continuing operations of $(1,182,491) for the three months ended December 31, 2003. Cash used in operations is primarily attributable to increased sales of our TACC line.
Cash provided by financing activities was $2,649,869 for the three months ended December 31, 2004 compared to cash provided by financing activities of $884,235 for same period of 2003. The net increase resulted primarily from the proceeds from the Additional Financing.
After several months of unsuccessful efforts to remedy its financial difficulties, CCC filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, we had accounts and a note receivable due from CCC totaling approximately $27 million. The proceeding was subsequently converted to a Chapter 7 proceeding and a Trustee was appointed in April 2002. We have written off substantially all of the $24.1 million owed to us by CCC against the remaining balance of the note and trade accounts receivable, resulting in a $250,000 balance in accounts receivable as of December 31, 2004. Our management intends to continue monitoring this matter and to take all actions that it determines to be necessary based upon its findings. Our liquidity was negatively impacted by our inability to collect the outstanding receivables and claims from CCC.
Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. During the past four years and for the first six months of 2005, we have experienced operating and net losses. Also, our inability to collect outstanding receivables continues to impact our liquidity. On November 25, 2003, we completed the Financing totaling $6,850,000 with Laurus Master Fund, Ltd. (“Laurus”), and we also completed the Additional Financing totaling $3,350,000 on November 26, 2004 with Laurus in order to meet our current liquidity needs. We have substantial debt obligations of approximately $10,053,917 as of December 31, 2004.
As of July 31, 2005, we have $1,250,000 available for borrowing under the Additional Financing. There can be no assurance that our current financing facilities will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future.
The aforementioned problems, coupled with increasing debt, have continued to negatively impact our financial condition. If the operating conditions do not improve, there can be no assurance we will continue operations. There can be no assurance that the sale of the ATM business will be consummated. If we need to seek additional financing, there can be no assurances that we will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon our financial condition.

Management’s Current Plans with Regard to Our Liquidity Include the Following:
Proposed Sale of ATM Business
On February 19, 2005, We and our wholly-owned subsidiary Tidel Engineering, L.P. (together with the Company, the “Sellers”) entered into an asset purchase agreement with NCR Texas LLC, a single member Delaware limited liability company (“NCR”) that is a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of the registrant’s ATM business (the “Asset Purchase Agreement”).
Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our Cash Security business. We are currently working with Stifel in connection with such a proposed sale.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Capital Expenditures
We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from prime rate plus 2% to 14%.
The following table summarizes our contractual cash obligations as of December 31, 2004:

	PAYMENTS DUE BY FISCAL YEAR
	2005	2006	2007	2008	2009	Thereafter
Operating leases	$484,135	$168,520	$—	$—	$—	$—
Long-term debt, including current portion (1)	1,885,929	3,000,000	3,667,988	1,500,000	—	—

Total	$2,370,064	$3,168,520	$3,667,988	$1,500,000	$—	$—

     (1) Our total debt was $10,053,917 as of December 31, 2004.
Planned capital expenditures for 2005 and 2006 are estimated to be approximately $200,000 per year. These expenditures will depend upon available funds, levels of orders received and future operating activity.
Risk Factors
Please see the risk factors contained in the ’03/’04 Annual Report.
Forward-Looking Statements
In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:
•	our substantial current indebtedness continues to adversely affect our financial condition and the availability of cash to fund our working capital needs;

•	our ability to comply with our financial covenants in the future;

•	our ability to meet our obligations under the terms of our indebtedness;

•	our need for additional financing in the future;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm;

•	our history of operating losses and our inability to make assurances that we will generate operating income in the future;

•	the outcome of the outstanding receivable from CCC;

•	the levels of orders which are received and can be shipped in a quarter;

•	customer order patterns and seasonality;

•	costs of labor, raw materials, supplies and equipment; technological changes;

•	the delisting of our common stock from the NASDAQ Small Cap Market, effective as of the close of business on March 26, 2003, and the possibility of devaluation of our common stock as a result;

•	the economic condition of the ATM industry and the possibility that it is a mature industry;

•	the risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	the continued active participation of our executive officers and key operating personnel; and

•	our compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls.

Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.
These and other uncertainties related to the business are described in detail under the headings of “Risk Factors” and “Forward-Looking Statements” in Item 7A of our ’03/’04 Annual Report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
At December 31, 2004, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of our 6% subordinated convertible debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased 1% in the first three months of fiscal 2005, there would have been no material impact on our consolidated results of operations or financial position.
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
As of December 31, 2004, an evaluation was performed under the supervision and with participation of our management, including our principal executive and financial officers, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities and Exchange Act of 1934, as amended. During the audits of the fiscal years ended September 30, 2004 and 2003, we identified several significant deficiencies in our disclosure controls and procedures. We have begun to rectify the deficiencies. Based on that evaluation, the principal executive and financial officers concluded that these disclosure controls and procedures, considering the aforementioned deficiencies, were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.
(b) Changes in internal control over financial reporting
There have been no significant changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management, including our principal executive and financial officers, does not expect that our internal control over financial reporting will prevent all errors and any potential fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As discussed in our ’03/’04 Annual Report, on June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Tidel Engineering, L.P. infringes one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. We continue to vigorously defend this litigation.
Also, as discussed in our ’03/’04 Annual Report, we have filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. We have also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things, that we have not infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business. We are vigorously pursuing this declaratory judgment action.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We and several of our officers and directors were named as defendants (the “Defendants”) in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas (the “Southern District”). The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by our liability insurance carrier and our issuance of two million shares of common stock. In October 2004, the Court approved the settlement and 2,000,000 shares were issued in November 2004.
Pursuant to the $3,350,000 Additional Financing with Laurus on November 26, 2004, we issued 1,251,000 shares of our common stock during November 2004.

ITEM 6. Exhibits

*31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.

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

INDEX TO EXHIBITS

Exhibits	Description
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.