Form 10-Q
period 2005-03-31
TIDEL TECHNOLOGIES INC
filed 2005-08-01
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file Number 000-17288
TIDEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2193593 (I.R.S. Employer Identification No.)

2900 Wilcrest Drive, Suite 205 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code: (713) 783-8200

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☐  NO ☒
     The number of shares of Common Stock outstanding as of the close of business on July 6, 2005 was 20,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,438,550	$258,120
Restricted cash	59,080	—
Trade accounts receivable, net of allowance of $32,614 and $6,230, respectively	5,808,258	1,313,918
Notes and other receivables, net of	21,831	1,016,167
Inventories	2,038,720	1,350,630
Prepaid expenses and other	285,284	135,240
Assets held for sale, net of accumulated depreciation of $4,127,513 and $3,977,412	6,134,294	5,910,752

Total current assets	15,786,017	9,984,827

Property, plant and equipment, at cost	1,185,375	1,151,898
Accumulated depreciation	(1,044,336)	(1,027,417)

Net property, plant and equipment	141,039	124,481

Other assets	904,142	668,936

Total assets	$16,831,198	$10,778,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities, net of debt discount of $0 and $725,259, respectively	$3,104,833	$183,692
Accounts payable	1,732,438	1,711,630
Accrued interest payable	2,061,301	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued expenses	3,690,998	1,384,675
Liabilities held for sale	1,885,262	2,523,022

Total current liabilities	12,474,832	8,161,086

Long-term debt, net of current maturities and debt discount of $5,599,141 and $5,767,988, respectively	947,555	28,709

Total liabilities	13,422,387	8,189,795

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,993,862	28,100,674
Accumulated deficit	(27,907,084)	(25,619,888)
Receivable from officer	(31,675)	(31,675)
Accumulated other comprehensive income (loss)	146,936	(34,924)

Total shareholders’ equity	3,408,811	2,588,449

Total liabilities and shareholders’ equity	$16,831,198	$10,778,244

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues	$4,745,769	$1,643,157	$11,258,311	$4,679,084
Cost of sales	2,523,256	1,139,304	5,991,029	3,031,101

Gross profit	2,222,513	503,853	5,267,282	1,647,983

Selling, general and administrative	1,318,088	1,201,196	2,567,689	2,406,817
Depreciation and amortization	8,673	10,122	16,919	21,026

Operating income (loss)	895,752	(707,465)	2,682,674	(779,860)

Other income (expense):
Gain on extinguishment of debt	—	—	—	18,823,000
Gain on sale of securities	—	1,798,492	—	1,798,492
Interest expense, net	(1,165,173)	(1,034,809)	(4,240,173)	(1,840,324)

Total other income (expense)	(1,165,173)	763,683	(4,240,173)	18,781,168

Income (loss) before discontinued operations	(269,421)	56,218	(1,557,499)	18,001,308

Discontinued operations	(862,211)	(217,431)	(729,697)	(192,016)

Net income(loss)	$(1,131,632)	$(161,213)	$(2,287,196)	$17,809,292

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.01)	$—	$(0.08)	$1.03
Income (loss) from discontinued operations	(0.04)	(0.01)	(0.03)	(0.01)

Net income (loss)	$(0.05)	$(0.01)	$(0.11)	$1.02

Weighted average common shares outstanding	20,677,210	17,426,210	19,906,270	17,426,210

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.01)	$—	$(0.08)	$0.42
Income (loss) from discontinued operations	(0.04)	(0.01)	(0.03)	—

Net income (loss)	$(0.05)	$(0.01)	$(0.11)	$0.42

Weighted average common and dilutive shares outstanding	20,677,210	17,426,210	19,906,270	42,955,637

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$(1,131,632)	$(161,213)	$(2,287,196)	$17,809,292

Other comprehensive income (loss):
Unrealized gain (loss) on investment in 3CI	(377,400)	27,939	181,860	27,939

Comprehensive income (loss)	$(1,509,032)	$(133,274)	$(2,105,336)	$17,837,231

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2005	2004
Cash flows from continuing operating activities:
Net income (loss)	$(2,287,196)	$17,809,292
Results of discontinued operations	729,697	192,016

Income (loss) from continuing operations	(1,557,499)	18,001,308
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	16,919	21,026
Amortization of debt discount and financing costs	1,844,525	1,292,456
Gain on extinguishment of convertible debentures	—	(18,823,000)
Gain on sale of securities	—	(1,798,492)
Changes in assets and liabilities:
Trade accounts receivable, net	(4,494,340)	(374,412)
Notes and other receivables	994,336	(5,822)
Inventories	(688,090)	(290,735)
Prepaid expenses and other assets	(150,044)	(77,741)
Accounts payable and accrued expenses	4,232,865	28,356

Net cash used in continuing operating activities	198,672	(2,027,056)

Cash flows from continuing investing activities:
Purchases of property, plant and equipment, net	(33,477)	6,849
Gain from sale of securities	—	2,331,924

Net cash provided by (used in) investing activities	(33,477)	2,338,773

Cash flows from continuing financing activities:
Proceeds from borrowings	2,100,000	7,370,000
Repayments of notes payable	(153,491)	(3,220,000)
Borrowing on revolver	2,250,000	—
Repayments of revolver	(1,250,628)	—
Repayments of convertible debentures	—	(6,000,000)
(Increase) decrease in restricted cash	(59,080)	2,200,000
Increase in deferred financing costs	(280,567)	(595,765)

Net cash provided (used) in continuing financing activities	2,606,234	(245,765)
Net change in cash and cash equivalents from continuing operations	2,771,429	65,952
Net change in cash and cash equivalents from discontinued operations	(1,590,999)	(195,806)

Net change in cash and cash equivalents	1,180,430	(129,854)

Cash and cash equivalents at beginning of period	258,120	915,097

Cash and cash equivalents at end of period	$1,438,550	$785,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$258,920	$173,676

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$723,198	$6,899,181

Warrants issued for deferred financing costs	$—	$229,180

Issuance of shares to lender in payment of fees	$638,010	$—

Issuance of shares and warrants in connection with settlement of class-action litigation	$1,564,490	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Summary of Significant Accounting Policies
Organization and Basis of Presentation
Tidel Technologies, Inc. (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which are designed for the management of cash within various specialty retail markets, primarily in the United States. Sales of ATM and Cash Security products are generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. TACC and Sentinel products are often sold directly to end-users as well as distributors.
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2005, the statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2005 and 2004, and the statements of cash flows for the six months ended March 31, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2005. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Comprehensive Annual Report on Form 10-K.
Status of Tidel Technologies, Inc.
Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. During the past four years and for the first six months of 2005, we have experienced operating and net losses. Also, our inability to collect outstanding receivables continues to impact our liquidity. On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus Master Fund, Ltd. (“Laurus”), and we also completed a $3,350,000 financing transaction (the “Additional Financing”) on November 26, 2004 with Laurus in order to meet our current liquidity needs. We have substantial debt obligations of approximately $9,651,529 as of March 31, 2005.

Management’s Current Plans with Regard to Our Liquidity Include the Following:
Proposed Sale of ATM Business
On February 19, 2005, the Company and its wholly-owned subsidiary Tidel Engineering, L.P. (together with the Company, the “Sellers”) entered into an asset purchase agreement with NCR Texas LLC, a single member Delaware limited liability company (“NCR”) that is a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of the registrant’s ATM business (the “Asset Purchase Agreement”). The purchase price for our ATM business is $10,175,000 plus the assumption of certain liabilities related to the ATM business and subject to certain adjustments as provided in the Asset Purchase Agreement (the “Purchase Price”). The Purchase Price is also subject to adjustment based upon the actual value of the assets delivered, to the extent the value of the assets delivered is 5% greater than or less than a predetermined value as stated in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities. The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus Master Fund, Ltd.
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
Major Customers and Credit Risk
We generally retain a security interest in the underlying equipment that is sold to customers until it receives payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of our credit arrangements with them.
The concentration of customers in our market may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. Sales of Sentinel cash security systems are currently to a small number of customers as well. The loss of a single customer could have an adverse effect on our net income. During the second quarter of fiscal year 2005, we shipped 421 Sentinel units to a national convenience store operator. This generated sales revenue of $3,203,639, or 67.5% of total revenue for the quarter which had a significant positive impact on our working capital.
The majority of our sales during the second quarter 2005 were to customers within the United States. Foreign sales accounted for 10% and 25% of the Company’s total sales during the three months ended March 31, 2005 and 2004, respectively. Those sales represent one foreign distributor. All sales are transacted in U.S. dollars.
In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement,” the “Facility Agreement” and the “Share Warrant Agreement” respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor is required to purchase from Tidel not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.
The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. During the first six months of 2005, we increased the reserve to approximately $830,000 due to the delinquency of payment for the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we have reserved a total of $830,000 as of March 31, 2005. We have also received a commitment from the distributor to submit at least approximately $35,000 per week commencing August 5, 2005 until the balance is paid in full.
The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding share capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending its articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000.
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

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,131,632)	$(161,213)	$(2,287,196)	$17,809,292
Deduct: Total stock-based employee compensation expense determined under FAS 123, net of taxes	(6,431)	(348)	(6,570)	(696)

Net income (loss), pro forma	$(1,138,063)	$(161,561)	$(2,293,766)	$17,808,596

Basic earnings (loss) per share:
As reported	(0.05)	(0.01)	(0.11)	1.02
Pro forma	(0.05)	(0.01)	(0.11)	1.02
Diluted earnings (loss) per share:
As reported	(0.05)	(0.01)	(0.11)	0.42
Pro forma	(0.05)	(0.01)	(0.11)	0.42

During the quarter ended March 31, 2005, we granted options to purchase 363,810 shares of common stock to certain employees. The options vest over four years and have an exercise price of $.25 per share, which was the fair market value on the date of grant. We used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

Three and Six Months
Ended
March 31, 2005
Expected option life (in years)	4.0
Expected volatility	80.0%
Risk-free interest rate	3.42%
Discontinued Operations
We committed to a plan to sell the ATM business during the first quarter ended December 31, 2004. On February 19, 2005, we entered into an Asset Purchase Agreement with NCR Texas, a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of our ATM business. We have classified the ATM business as a discontinued operation since that time, including for the comparative period in the prior year. This division manufactures and sells automated teller machines primarily in the United States. The results of this operation are segregated on the accompanying statements of operations as income or loss from discontinued operations and reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets.
Tidel recorded a net loss of $(1,131,632) and $(161,213) for the second quarters ended March 31, 2005 and 2004, respectively. The ATM business recorded a loss of $(862,211) and $(217,431) for the quarters ended March 31, 2005 and March 31, 2004, respectively.
For the six months ended March 31, 2005 and 2004, the company recorded a net loss of $(2,287,196) and net income of $17,809,292, respectively. The ATM business recorded a loss of $(729,697) and $(192,016) for the six months ended March 31, 2005 and 2004, respectively.
The sale of this division is expected to be consummated sometime after the fourth quarter of 2005.

     An analysis of the discontinued operations is as follows:

Assets held for sale:

Trade accounts receivable, Net of Allowance	$699,555
Inventories	5,089,521
Prepaid expenses and other assets	165,037
Property, plant and equipment, at cost net of depreciation	152,884
Other assets	27,297

Assets held for sale	$6,134,294

Liabilities held for sale:

Accounts payable	$1,226,207
Other accrued expenses	659,055

Liabilities held for sale	$1,885,262

Revenues for the three and six month periods ended March 31, 2005 and 2004 were $3,424,078 and $8,278,333 (for 2005); and $3,660,425 and $7,099,321 (for 2004), respectively.
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
3. Earnings Per Share
Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common. As of March 31, 2005, we had outstanding options covering an aggregate of 1,100,500 shares of common stock, of which 638,500 shares were exercisable. We also had outstanding warrants covering an aggregate of 6,079,473 shares of common stock. Excluded from the computation of diluted EPS for the three and six months ended March 31, 2005 are options to purchase 1,100,500 shares to purchase common stock at a weighted average of $1.21 per share and 6,079,473 warrants, with a remaining exercise price ranging from$0.30 to $0.40, as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three and six months ended March 31, 2004 are options to purchase 786,000 shares to purchase common stock at a weighted average of $1.66 per share and 6,079,473 warrants, with a remaining exercise price ranging from$0.30 to $0.40, as they would be anti-dilutive.

4. Shareholders’ Equity
Existing shareholders’ ownership in the company will be significantly diluted due to outstanding warrants. The notes and warrants issued in the Financing and the Additional Financing are convertible into an aggregate of 28,226,625 shares of our common stock and, when coupled with the 2003 Fee Shares, represent approximately 60% of our outstanding common stock, subject to adjustment as provided in the transaction documents. If these notes and warrants were completely converted to common stock by Laurus, then the other existing shareholders’ ownership in the Company would be significantly diluted to approximately 40% of their present ownership position
During the six months ended March 31, 2005, we issued issued 2,000,000 shares of our common stock related to the settlement of the class action litigation. In addition, we issued 1,251,000 shares of our common stock to Laurus (see note 2) related to settlement of late filing penalties. As of September 30, 2004, we accrued $1,564,490 for the settlement of the class action litigation and $638,010 for the settlement of the late filing penalties.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” included in our 2004 Annual Report on Form 10-K for the Fiscal Years Ended September 30, 2003 and September 30, 2004 (the “‘03/’04 Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements
General
During the past three years, we have experienced operating losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of the bankruptcy of our former largest customer, JRA 222, Inc. d/b/a Credit Card Center (“CCC”) the inability to collect outstanding receivables from certain customers, under-absorbed fixed costs associated with the production facilities, and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. This decline in financial condition is significant, and if the operating conditions do not improve there can be no assurance we will continue operations.
Critical Accounting Policies
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our ‘03/’04 Annual Report.

Results of Operations:
Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004
We recorded revenues from continuing operations of $4,745,769 and $1,643,157. This represents an increase of 3,102,612 or 189%. The increase is primarily a result of the increased sales of TACC units and the sales of 616 Sentinel units during the quarter ended March 31, 2005 compared with only 113 units sold during the same period last year.
We had a net loss of $(1,131,632) for the three months ended March 31, 2005, compared to a net loss of $(161,213) in the same quarter of the prior year.
Operating Segments
We conduct business within one operating segment, principally in the United States.
Product Revenues
A breakdown of net sales by individual product line is provided in the following table, excluding discontinued operations:

	(Dollars in 000's)
	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
CASH SECURITY BUSINESS	$4,294	$1,436	$10,344	$4,233
OTHER	451	207	914	446

	$4,745	$1,643	$11,258	$4,679

Gross Profit, Operating Expenses and Non-Operating Items
A comparison of certain operating information is provided in the following table:

	(Dollars in 000's)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Gross profit	$2,222	$504	$5,267	$1,648
Selling, general and administrative	1,318	1,201	2,567	2,407
Depreciation and amortization	9	10	17	21

Operating income/(loss)	$895	$(707)	$2,683	$(780)
Gain on extinguishment of debt	—	—	—	18,823
Gain on sale of securities	—	1,798	—	1,798
Interest expense, net	(1,165)	(1034)	(4,240)	(1,840)

Income/(Loss) from continuing operations	$(270)	$57	$(1,557)	$18,001
Income/Loss from discontinued operations	(862)	(218)	(730)	(192)

Net Income/(Loss)	$(1,132)	$(161)	$(2,287)	$17,809

Gross profit on product sales for the quarter ended March 31, 2005 increased $1,718,660 from the same quarter a year ago. Gross profit as a percentage of sales was 47% in the quarter ended March 31, 2005, compared to only 31 % in the same quarter of the previous year. The improvement is directly related to the increase in the volume of Sentinel units produced during the quarter ended March 31, 2005.
Selling, general and administrative expenses for the quarter ended March 31, 2005 increased 9.7 % from the same quarter of the previous year. This is primarily related to costs associated with becoming current with our SEC filings and cost associated with our marketing efforts.
Depreciation and amortization for the quarter ended March 31, 2005 and 2004 was $8,673 and $10,122, respectively.
Interest expense, was $1,165,173 for the quarter ended March 31, 2005, compared to $1,034,809 for the same quarter of the previous year. This is as a result of increased level of debt related to our revolving line of credit.
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
Discontinued operations (Net of Tax). During the first quarter of 2005, we committed to a plan to sell our ATM business. For more information about the Additional Financing, see Note 1 to the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.
On February 19, 2005, the Company and its wholly-owned subsidiary entered into the Asset Purchase Agreement with NCR Texas for the sale of the Company’s ATM business. For additional information, see Note 1, “Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report. The ATM division has been classified as a discontinued operation since the execution of the Asset Purchase Agreement. This division manufactures and sells automated teller machines primarily in the United States. The results of this operation are segregated on the accompanying financial statements as income or loss from discontinued operations.
We recorded a net loss from continuing operations of $(1,131,632) and $(161,213) for the quarters ended March 31, 2005 and 2004, respectively. The ATM division recorded a loss of $(862,211) and $(217,431) for the three months ended March 31, 2005 and 2004, respectively.
Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003
The Company’s revenues were $11,258,311 for the six months ended March 31, 2005, representing an increase of $6,579,227, or 141%, from revenues of $4,679,084 in the same period of the prior year. The improvement is directly related to the increase in the volume of Cash Security products produced during the six months ended March 31, 2005. The improvement is directly related to the increase in the volume of TACC units and Sentinel units during the six months ended March 31, 2005 compared with the six months ended March 31, 2004. We sold 994 Sentinel units during the fist six months of 2005 compared with only 114 units sold during the same period last year

Gross profit on product sales for the six months ended March 31, 2005 increased $3,619,299 compared to the same period of the prior year. Gross profit as a percentage of sales was 46.8% for the six months ended March 31, 2005, compared to 35.2% for the six months ended March 31, 2004. The increase in the overall gross profit is primarily a result of increased sales of the Sentinel units during the six months ended March 31, 2005 compared with the six months ended March 31, 2004.
Selling, general and administrative expenses for the six months ended March 31, 2005 increased 6.7% from the same period of the previous year. This is primarily related to costs associated with becoming current with our SEC filings.
Depreciation and amortization for the six months ended March 31, 2005 and 2004 were 16,919 and 21,026, respectively.
Interest expense net of interest income, was $4,240,173 for the six months ended March 31, 2005 compared with $1,840,324 for the same period of the previous year. This is as a result of increased level of debt related to the Laurus financing.
Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.
Discontinued Operations
We committed to a plan to sell the ATM business during the first quarter ended December 31, 2004. On February 19, 2005, we entered into an Asset Purchase Agreement with NCR Texas, a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of our ATM business. The ATM division has been classified as a discontinued operation since that time, including the comparative period in prior year. This division manufactures and sells automated teller machines primarily in the United States. The results of this operation are segregated on the accompanying statements of operations as income or loss from discontinued operations and reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets.
For the six months ended March 31, 2005 and 2004, the company recorded a net loss of $(2,287,196) and net income of $17,809,292, respectively. The ATM business recorded a loss of $(729,697) and $(192,016) for the six months ended March 31, 2005 and 2004, respectively.
The sale of this division is expected to be consummated sometime during the fourth quarter of 2005.

An analysis of the discontinued operations is as follows:

Assets held for sale:

Trade accounts receivable	$699,555
Inventories	5,089,521
Prepaid expenses and other assets	165,037
Property, plant and equipment, at cost net of depreciation	152,884
Other assets	27,297

Total assets held for sale	$6,134,294

Liabilities held for sale:

Accounts payable	$1,226,207
Other accrued expenses	659,055

Total liabilities held for sale	$1,885,262

Revenues for the three and six month periods ended March 31, 2005 and 2004 were $3,424,078 and $8,278,333 (for 2005); and $3,660,425 and $7,099,321 (for 2004), respectively.
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

	(Dollars in 000's)
	March 31,	September 30,
	2005	2004
Cash	$1,439	$258
Working capital (deficit)	3,311	1,824
Total assets	16,831	10,788
Total short-term notes payable and long-term debt, net of debt discount of $5,599 and $6,493, respectively	4,052	212
Shareholders’ equity	$3,409	$2,588
Cash provided by continuing operations was $198,672 for the six months ended March 31, 2005 compared to cash used in continuing operations of $(2,027,086) for the six months ended March 31, 2004. Cash providing by operations is primarily attributable to the increase in production of our Cash Security products as a result of our sale of 922 Sentinel units to a major convenience store chain.

Cash provided by financing activities was $2,606,234 for the six months ended March 31, 2005 compared to cash used by financing activities of $(245,765) for same period of 2004. This is primarily related to our increased borrowings under our Laurus facilities.
After several months of unsuccessful efforts to remedy its financial difficulties, Credit Card Center (“CCC”) filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, we had accounts and a note receivable due from CCC totaling approximately $27 million. The proceeding was subsequently converted to a Chapter 7 proceeding and a Trustee was appointed in April 2002. We have written off substantially all of the $24.1 million owed to us by CCC against the remaining balance of the note and trade accounts receivable, resulting in a $250,000 balance in accounts receivable as of December 31, 2004. Our management intends to continue monitoring this matter and to take all actions that it determines to be necessary based upon its findings. Our liquidity was negatively impacted by our inability to collect the outstanding receivables and claims from CCC
Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. During the past four years and for the first six months of 2005, we have experienced operating and net losses. Also, our inability to collect outstanding receivables continues to impact our liquidity. On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus Master Fund, Ltd. (“Laurus”), and we also completed a $3,350,000 financing transaction (the “Additional Financing”) on November 26, 2004 with Laurus in order to meet our current liquidity needs. We have substantial debt obligations of approximately $9,651,529 as of March 31, 2005.
As of July 31, 2005, we have $1,250,000 available for borrowing under the Purchase Order Note through November 26, 2005. There can be no assurance that our current financing facilities will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future.
This, coupled with increasing debt, has continued to negatively impact our financial condition. If the operating conditions do not improve, there can be no assurance we will continue operations. If we need to seek additional financing, there can be no assurances that we will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon our financial condition
Notes and Warrants
THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING, COUPLED WITH THE 2003 FEE SHARES, ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK, OR APPROXIMATELY 65% OF OUR OUTSTANDING COMMON STOCK, SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
Claims and Litigation
As discussed in our ‘03/’04 Annual Report, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. The Company continues to vigorously defend this litigation as well as vigorously pursue the declaratory judgment action pending in the Eastern District of Texas.
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
The following table summarizes our contractual cash obligations as of March 31, 2005:

PAYMENTS DUE BY FISCAL YEAR
	2005	2006	2007	2008	2009	Thereafter

Operating leases	$484,135	$168,520	$—	$—	$—	$—
Long-term debt, including current portion (1)	1,483,541	3,000,000	3,667,988	1,500,000	—	—

Total	$1,967,676	$3,168,520	$3,667,988	$1,500,000	$—	$—

(1)	Total debt was $9,651,529 as of March 31, 2005.
Planned capital expenditures for 2005 and 2006 are estimated to be approximately $200,000 per year. These expenditures will depend upon available funds, levels of orders received and future operating activity
Risk Factors
Please see “Risk Factors” contained in Item 7A of our ‘03/’04 Annual Report.
Forward-Looking Statements
In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:
•	our substantial current indebtedness continues to adversely affect our financial condition and the availability of cash to fund our working capital needs;

•	our ability to comply with our financial covenants in the future;

•	our ability to meet our obligations under the terms of our indebtedness;

•	our need for additional financing in the future;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would likely adversely affect our operations;

•	our history of operating losses and our inability to make assurances that we will generate operating income in the future;

•	the outcome of the outstanding receivable from CCC;
•	the levels of orders which are received and can be shipped in a quarter;
•	customer order patterns and seasonality;
•	costs of labor, raw materials, supplies and equipment; technological changes;
•	the delisting of our common stock from the NASDAQ Small Cap Market, effective as of the close of business on March 26, 2003, and the possibility of devaluation of our common stock as a result;
•	the economic condition of the ATM industry and the possibility that it is a mature industry;
•	the risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;
•	the continued active participation of our executive officers and key operating personnel; and
•	our compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls.
Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.
These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our ‘03/’04 Annual Report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2005, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of our 6% subordinated convertible debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased up to 1% in the first three months of fiscal 2005, there would have been no material impact on our consolidated results of operations or financial position.

ITEM 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures
As of March 31, 2005, an evaluation was performed under the supervision and with participation of our management, including our principal executive and financial officers, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities and Exchange Act of 1934, as amended. During the audits of the fiscal years ended September 30, 2004 and 2003, we identified several significant deficiencies in our disclosure controls and procedures. We have begun to rectify the deficiencies. Based on that evaluation, the principal executive and financial officers concluded that these disclosure controls and procedures, considering the aforementioned deficiencies, were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.
(b)	Changes in internal control over financial reporting
There have been no significant changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management, including our principal executive and financial officers, does not expect that our internal control over financial reporting will prevent all errors and any potential fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As discussed in our ‘03/’04 Annual Report, on June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Tidel Engineering, L.P. infringes one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. We are vigorously defending this litigation.
Also discussed in our ‘03/’04 Annual Report, we have filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. We have also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things, that we have not infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business. We are vigorously pursuing this declaratory judgment action.

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