Form 10-Q
period 2005-06-30
TIDEL TECHNOLOGIES INC
filed 2005-08-19
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☑ NO ☐
     The number of shares of Common Stock outstanding as of the close of business on Aug 9, 2005 was 20,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,332,201	$258,120
Trade accounts receivable	250,000	250,000
Other receivables	14,171	1,003,723
Prepaid expenses and other	18,112	42,153
Assets held for sale, (See Notes 2 and 3)	10,292,585	8,574,739

Total current assets	13,907,069	10,128,735

Property, plant and equipment, at cost	55,641	44,075
Accumulated depreciation	(41,463)	(37,871)

Net property, plant and equipment	14,178	6,204

Other assets	685,211	643,305

Total assets	$14,606,458	$10,778,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities, net of debt discount of $0 and $725,259, respectively	$2,550,000	$174,741
Accounts payable	287,081	331,576
Accrued interest payable	2,106,311	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued liabilities	386,715	326,675
Liabilities held for sale (See Notes 2 and 3)	5,950,314	4,998,736

Total current liabilities	11,280,421	8,189,795

Long-term debt, net of current maturities and debt discount of $4,672,836 and $5,767,988, respectively	1,170,152	—

Total liabilities	12,450,573	8,189,795

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,962,187	28,100,674
Accumulated deficit	(29,020,232)	(25,619,888)
Receivable from officer	—	(31,675)
Accumulated other comprehensive income (loss)	7,158	(34,924)

Total shareholders’ equity	2,155,885	2,588,449

Total liabilities and shareholders’ equity	$14,606,458	$10,778,244

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—

Selling, general and administrative	652,007	325,269	1,334,541	966,263
Depreciation and amortization	1,421	1,274	3,592	5,012

Operating loss	(653,428)	(326,543)	(1,338,133)	(971,275)

Other income (expense):
Gain on extinguishment of debt	—	—	—	18,823,000
Gain on sale of securities	—	119,520	—	1,918,012
Interest expense, net	(1,160,459)	(642,450)	(5,399,974)	(2,444,856)

Total other income (expense)	(1,160,459)	(522,930)	(5,399,974)	18,296,156

Income (loss) before taxes	(1,813,887)	(849,473)	(6,738,107)	17,324,881

Income tax (benefit)	—	(81,229)	—	(81,229)

Income (loss) from continuing operations	$(1,813,887)	$(768,244)	$(6,738,107)	$17,406,110

Discontinued operations (See Notes 2 and 3)	700,739	(959,075)	3,337,763	(1,324,137)

Net income (loss)	$(1,113,148)	$(1,727,319)	$(3,400,344)	$16,081,973

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.04)	$(0.33)	$1.00
Income (loss) from discontinued operations	0.03	(0.06)	0.17	(0.08)

Net income (loss)	$(0.06)	$(0.10)	$(0.16)	$0.92

Weighted average common shares outstanding	20,677,210	17,426,210	20,163,250	17,426,210

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.04)	$(0.33)	$0.42
Income (loss) from discontinued operations	0.03	(0.06)	0.17	(0.03)

Net income (loss)	$(0.06)	$(0.10)	$(0.16)	$0.39

Weighted average common and dilutive shares outstanding	20,677,210	17,426,210	20,163,250	40,939,919

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(1,113,148)	$(1,727,319)	$(3,400,344)	$16,081,973

Other comprehensive income (loss):
Unrealized gain (loss) on investment in 3CI	(139,778)	34,923	42,082	62,862

Comprehensive income (loss)	$(1,252,926)	$(1,692,396)	$(3,358,262)	$16,144,835

See accompanying notes to consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,400,344)	$16,081,973
Results of discontinued operations	(3,337,763)	1,324,137

Income (loss) from continuing operations	(6,738,107)	17,406,110
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization	3,592	5,012
Amortization of debt discount and financing costs	2,830,352	1,875,868
Gain on extinguishment of convertible debentures	—	(18,823,000)
Gain on sale of securities	—	(1,918,012)
Changes in assets and liabilities:
Notes and other receivables	989,552	(120,237)
Prepaid expenses and other assets	18,041	2,163
Accounts payable and accrued liabilities	1,966,289	398,560

Net cash used in continuing operating activities	(930,281)	(1,173,536)

Cash flows from continuing investing activities:
Purchases of property, plant and equipment, net	(11,566)	—
Gain from sale of securities	—	2,451,444

Net cash provided by (used in) continuing investing activities	(11,566)	2,451,444

Cash flows from continuing financing activities:
Proceeds from borrowings	2,100,000	7,370,000
Repayments of notes payable	(375,000)	(3,295,000)
Borrowing on revolver	2,251,203	—
Repayments of revolver	(2,251,203)	—
Repayments of convertible debentures	—	(6,000,000)
Decrease in restricted cash	—	2,200,000
Increase in deferred financing costs	(280,567)	(595,765)

Net cash provided by (used in) continuing financing activities	1,444,433	(320,765)
Net increase in cash and cash equivalents from continuing operations	502,586	957,143
Net increase (decrease) in cash and cash equivalents from discontinued operations	2,571,495	(1,406,817)

Net increase (decrease) in cash and cash equivalents	3,074,081	(449,674)

Cash and cash equivalents at beginning of period	258,120	915,097

Cash and cash equivalents at end of period	$3,332,201	$465,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$622,082	$169,083

Cash paid for taxes, net of refunds	$—	$(81,229)

Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$723,198	$6,899,181

Warrants issued for deferred financing costs	$—	$229,180

Issuance of shares to lender in payment of fees	$638,010	$—

Issuance of shares in connection with settlement of class-action litigation	$1,564,490	$—

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
The Sentinel products were introduced in 2002. The Sentinel product has all the functionality of the TACC, but has been designed to also reduce the risk of internal theft and increase in-store management efficiencies through its state-of-the-art integration with a store’s point-of-sale (“POS”) and accounting systems
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2005, the statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004, and the statements of cash flows for the nine months ended June 30, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2005. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in Comprehensive Annual Report on Form 10-K for the fiscal years ended September 30, 2003 and September 30, 2004 (the “’03/’04 10-K”)
Status of Tidel Technologies, Inc.
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
     In connection with the closing of the Financing, all outstanding litigation including, without limitation, the Montrose Litigation, was dismissed, and a revolving credit facility with a bank (the “Revolving Credit Facility”) was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the ‘03/’04 10-K
     In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. The reduction in conversion price resulted in an additional discount against the carrying value of the notes. As a result, we will record additional interest charges totaling approximately $1,900,000 over the remaining terms of the notes related to the discounts.
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
We filed the fiscal 2002 Form 10-K on February 1, 2005, and we filed the ’03/’04 10-K, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing.
Pursuant to the Additional Financing, fourteen (14) days following such time as we became current in our filings with the SEC, we were required to deliver to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board (the “Listing Requirement”); however, Laurus has subsequently extended the delivery date to provide evidence of the satisfaction of the Listing Requirement to September 15, 2005.
     On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of our assets, and is guaranteed by our subsidiaries. The Asset Sales Agreement provides that (i) once our obligations to Laurus have been paid in full (other than the Reorganization Fee), we shall be able to seek additional financing in the form of a non-convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to Laurus’s right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement (each, a “Company Sale”) shall be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee as defined. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we shall pay any remaining balance due on the Reorganization Fee to Laurus. We recorded a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.
As of June 30, 2005, we had approximately $8,932,988 face value of outstanding debt: $3,720,152 after debt discount of $4,672,836. Of the $8,392,988 total outstanding debt at June 30, 2005, $6,292,988 represents the outstanding balance of the Financing, and $600,000 and $1,500,000 represent outstanding balances of two term notes in connection with the Additional Financing.
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
We have classified the ATM business as Assets Held for Sale as of June 30, 2005.
Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
During the third quarter of 2005, we committed to a plan to sell the Cash Security Business. We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) to assist our Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our Cash Security business. We are currently working with Stifel in connection with such a proposed sale. We have classified the Cash Security Business as Assets Held for Sale as of June 30, 2005.
Major Customers and Credit Risk
We generally retain a security interest in the underlying equipment that is sold to customers until we receive payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of our credit arrangements with them.
The concentration of customers in our market may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. Sales of Sentinel cash security systems are currently to a small number of customers. The loss of a single customer could have an adverse effect on our net income. During the three months ended June 30, 2005 and the nine months ended June 30, 2005, we shipped 471 and 1,468, units respectively, of the Sentinel product to a national convenience store operator. This generated sales revenue of $3,869,614, or 73%, and $11,780,581, or 71%, of revenues for the three and nine months ended June 30, 2005 for the Cash Security business.
The majority of our sales during the three and nine months ended June 30, 2005 were to customers within the United States. Foreign sales accounted for 8% and 10% of our sales during the three and nine months ended June 30, 2005, respectively. The majority of our sales during the three months ended June 30, 2004 and nine months ended June 30, 2004 were to customers within the United States. Foreign sales accounted for 17% and 21% of the our sales during the three months ended June 30, 2004 and nine months ended June 30, 2004, respectively.
In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement,” the “Facility Agreement” and the “Share Warrant Agreement” respectively) with a foreign distributor related to our ATM business. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor is required to purchase from Tidel not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.
The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November

2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. During the first nine months of 2005, we increased the reserve to approximately $830,000 due to the delinquency of payment for the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we have reserved a total of $830,000 as of June 30, 2005. We have also received a commitment from the distributor to submit at least approximately $40,000 per week commencing August 5, 2005 until the balance is paid in full. We have received the first two installment payments on time as per the agreement.
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
Stock Based Compensation
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. Alternatively, SFAS No. 123 allows companies to retain the current approach set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” provided that expanded footnote disclosure is presented. We apply APB Opinion No. 25 in accounting for our Plans and, accordingly, no compensation cost has been recognized for our stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for our stock options and warrants under SFAS No. 123, our net income (loss) would have been reduced to the pro-forma amounts indicated as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,113,148)	$(1,727,319)	$(3,400,344)	$16,081,973
Deduct: Total stock-based employee compensation expense determined under FAS 123, net of taxes	(6,431)	(348)	(13,001)	(1,044)

Net income (loss), pro forma	$(1,119,579)	$(1,727,667)	$(3,413,345)	$16,080,929

Basic earnings (loss) per share:
As reported	(0.06)	(0.10)	(0.16)	0.92
Pro forma	(0.06)	(0.10)	(0.16)	0.92
Diluted earnings (loss) per share:
As reported	(0.06)	(0.10)	(0.16)	0.43
Pro forma	(0.06)	(0.10)	(0.16)	0.43
During the nine months ended June 30, 2005, we granted options to purchase 363,810 shares of common stock to certain employees. The options vest over four years and have an exercise price of $.25 per share, which was the fair market value on the date of grant. We used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

Three and Nine Months
Ended
June 30, 2005
Expected option life (in years)	4.0
Expected volatility	80.0%
Risk-free interest rate	3.42%
2. Discontinued Operations (ATM Business)
We committed to a plan to sell the ATM business during the first quarter ended December 31, 2004. On February 19, 2005, we entered into an Asset Purchase Agreement with NCR Texas, a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of our ATM business. We have classified the ATM business as a discontinued operation since that time, including for the comparative periods in the prior year. This division manufactures and sells automated teller machines primarily in the United States. The results of this operation are reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets and segregated on the accompanying statements of operations as income or loss from discontinued operations on pages 3 and 4, respectively. The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus. Even after the application of net proceeds towards the repayment of the loans, our lender may continue to hold warrants to purchase up to 4,750,000 shares of our common stock, and will have a contractual right to receive a significant percentage of the proceeds of any subsequent sale of all, or substantially all, of our equity interests and/or other assets in one or more transactions, pursuant to the Asset Sales Agreement.

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
The sale of the ATM Business is expected to be consummated after fiscal year ended September 30, 2005.
An analysis of the discontinued operations of the ATM Business is as follows:
DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $1,832,877 and $1,069,825, respectively	1,932,363	1,983,931
Inventories – Net of Allowance for obsolete inventories	4,876,652	3,432,828
Prepaid expenses and other	243,387	157,490

Total current assets	7,052,402	5,574,249

Property, plant and equipment, at cost	4,287,221	4,286,617
Accumulated depreciation	(4,175,868)	(3,977,412)

Net property, plant and equipment	111,353	309,205

Other assets	27,297	27,297

Total assets	$7,191,052	$5,910,751

LIABILITIES
Current Liabilities:
Accounts payable	$1,056,774	$1,686,732
Other accrued expenses	1,106,997	836,289

Total liabilities	$2,163,771	$2,523,021

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$4,734,044	$3,123,145	$11,833,366	$11,401,478
Cost of sales	3,650,721	2,310,712	8,550,479	8,370,251

Gross profit	1,083,323	812,433	3,282,887	3,031,227

Selling, general and administrative	1,367,879	1,135,244	4,151,213	3,191,014
Depreciation and amortization	48,355	90,195	194,281	361,803

Operating loss	(332,911)	(413,006)	(1,062,607)	(521,590)

Non-operating (income) expense	—	2,298	—	40,216

Net loss	$(332,911)	$(415,304)	$(1,062,607)	$(561,806)

3. Discontinued Operations (Cash Security Business)

We committed to a plan to sell the Cash Security Business during the third quarter ended June 30, 2005. We have classified the Cash Security Business as a discontinued operation as of June 30, 2005, including for the comparative periods in the prior year.
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
The sale of the Cash Security Business is expected to be consummated after the fiscal year ended September 30, 2005.
An analysis of the discontinued operations of the Cash Security Business is as follows:
DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $32,614 and $6,230, respectively	600,377	1,076,362
Inventories	2,073,121	1,350,631
Prepaid expenses and other	279,513	93,087

Total current assets	2,953,011	2,520,080

Property, plant and equipment, at cost	1,134,745	1,091,197
Accumulated depreciation	(1,011,854)	(972,920)

Net property, plant and equipment	122,891	118,277

Other assets	25,631	25,631

Total assets	$3,101,533	$2,663,988

LIABILITIES
Current Liabilities:
Current maturities	$3,672	$8,951
Accounts payable	1,056,775	1,380,054
Other accrued expenses	2,697,387	1,058,001

Total current liabilities	3,757,834	2,447,006
Long-term debt, net of current maturities	28,709	28,709

Total liabilities	$3,786,543	$2,475,715

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$5,310,146	$1,495,737	$16,568,457	$6,174,821
Cost of sales	2,993,849	1,147,326	8,984,878	4,178,427

Gross profit	2,316,297	348,411	7,583,579	1,996,394

Selling, general and administrative	1,274,518	858,822	3,159,673	2,743,977
Depreciation and amortization	7,560	33,360	22,308	14,748

Operating income (loss)	1,034,219	(543,771)	4,401,598	(762,331)

Non-operating expense	570	—	1,227	—

Net income (loss)	$1,033,649	$(543,771)	$4,400,371	$(762,331)

4. Long-term debt
On November 25, 2003, we completed the Financing with Laurus, and we completed the Additional Financing on November 26, 2004 with Laurus in order to meet our current liquidity needs.
As of June 30, 2005, we had approximately $8,932,988 face value of outstanding debt: $3,720,152 after debt discount of $4,672,836. Of the $8,392,988 total outstanding debt at June 30, 2005, $6,292,988 represents the outstanding balance of the Financing, and $600,000 and $1,500,000 represent outstanding balances of two term notes in connection with the Additional Financing.
As of August 19, 2005, we also have $1,250,000 available for borrowing under the Purchase Order Note through November 26, 2005. There can be no assurance that our current financing facilities will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future.
THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK AND, WHEN COUPLED WITH THE 1,251.000 SHARES ISSUED TO LAURUS IN CONNECTION WITH THE ADDITIONAL FINANCING, REPRESENT APPROXIMATELY 60% OF OUR OUTSTANDING COMMON STOCK SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
In connection with the Financing, Laurus required that we covenant to become current in our filings with the SEC according to a predetermined schedule. Effective November 26, 2004, the Additional Financing documents require, among other things, that we provide evidence of filing to Laurus of our fiscal 2003, fiscal 2004 and year-to-date interim 2005 filings with the SEC on or before July 31, 2005.
On February 4, 2005, we received a letter from the SEC stating that the Division of Corporate Finance of the SEC would not object to our filing a comprehensive annual report on Form 10-K which covers all of the periods during which it has been a delinquent filer, together with its filing all Forms 10-Q which are due for quarters subsequent to the latest fiscal year included in that comprehensive annual report. However, the SEC Letter also stated that, upon filing such a comprehensive Form 10-K, we would not be considered “current” for purposes of Regulation S, Rule 144 or filing on Forms S-8, and that we would not be eligible to use Forms S-2 or S-3 until a sufficient history of making timely filings is established. Laurus consented to the filing of such a comprehensive annual report in satisfaction of the Filing Requirements mandated on or before July 31, 2005. Laurus also consented to a modification of the requirement that a registration statement be filed within 20 days of satisfaction of the Filing Requirements to instead require that the registration statement be filed by September 20, 2006.
We filed the fiscal 2002 Form 10-K on February 1, 2005, and we filed the ’03/’04 10-K, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing.
Pursuant to the Additional Financing, fourteen (14) days following such time as we became current in our filings with the SEC, we were required to deliver to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board (the “Listing Requirement”); however, Laurus has subsequently extended the delivery date to provide evidence of the satisfaction of the Listing Requirement to September 15, 2005.

5. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended June 30,		Nine Months ended June 30,
	2005	2004	2005	2004
Net income (loss) (numerator for basic earnings per share)	$(1,113,148)	$(1,727,319)	$(3,400,344)	$16,081,973
Interest expense attributable to convertible note	—	—	—	2,122,797

Adjusted net income (loss) (numerator for diluted earnings per share)	$(1,113,148)	$(1,727,319)	$(3,400,344)	$18,204,770

Weighted average common shares outstanding (denominator for basic earnings per share)	20,667,210	17,426,210	20,163,250	17,426,210
Dilutive shares outstanding	—	—	—	23,512,809

Weighted average common and dilutive shares outstanding	20,667,210	17,426,210	20,163,250	40,939,919

Basic earnings per share	$(.06)	$(0.10)	$(0.16)	$0.92

Diluted earnings per share	$(.06)	$(0.10)	$(0.16)	$0.44

Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common. As of June 30, 2005, we had outstanding options covering an aggregate of 1,100,560 shares of common stock, of which 683,500 shares were exercisable. We also had outstanding warrants covering an aggregate of 6,079,473 shares of common stock. Excluded from the computation of diluted EPS for the three and nine months ended June 30, 2005 are options to purchase 1,100,560 shares to purchase common stock at a weighted average of $1.22 per share and 6,079,473 warrants, with a remaining exercise price ranging from $0.30 to $0.40, as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three and nine months ended June 30, 2004 are options to purchase 736,000 shares to purchase common stock at a weighted average of $1.70 per share. Excluded from computation of diluted EPS for the three months ended June 30, 2004 are 4,890,000 warrants, with a remaining exercise price ranging from $0.30 to $0.45, as they would also be anti-dilutive. Diluted EPS for the nine months ended June 30, 2004 include 23,512,809 common stock equivalents which include 21,500,000 shares related to convertible debt and 2,012,809 shares related to outstanding warrants.
6. Shareholders’ Equity
Existing shareholders’ ownership in the Company will be significantly diluted due to outstanding warrants. The notes and warrants issued in the Financing and the Additional Financing are convertible into an aggregate of 28,226,625 shares of our common stock and, when coupled with the 2003 Fee Shares represent approximately 60% of our outstanding common stock, subject to adjustment as provided in the transaction documents. If these notes and warrants were completely converted to common stock by Laurus, then the other existing shareholders’ ownership in the Company would be significantly diluted to approximately 40% of their present ownership position.
During the nine months ended June 30, 2005, we issued 2,000,000 shares of our common stock related to a settlement of a class action litigation. In addition, we issued 1,251,000 shares of our common stock to Laurus related to settlement of late filing penalties (the “2003 Fee Shares”). As of September 30, 2004, we accrued $1,564,490 for the settlement of the class action litigation and $638,010 for the settlement of the late filing penalties.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” included in our 2004 Annual Report on Form 10-K for the Fiscal Years Ended September 30, 2003 and September 30, 2004 (the “’03/’04 Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.
General
Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. Also, our inability to collect outstanding receivables continues to impact our liquidity. On November 25, 2003, we completed a $6,850,000 financing transaction with Laurus Master Fund, Ltd. (“Laurus”), and we completed an additional $3,350,000 financing transaction.

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
     In connection with the closing of the Financing, all outstanding litigation including, without limitation, the Montrose Litigation, was dismissed, and a revolving credit facility with a bank (the “Revolving Credit Facility”) was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the ‘03/’04 10-K
     In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. The reduction in conversion price resulted in an additional discount against the carrying value of the notes. As a result, we will record additional interest charges totaling approximately $1,900,000 over the remaining terms of the notes related to the discounts.
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
We filed the fiscal 2002 Form 10-K on February 1, 2005, and we filed the ’03/’04 10-K, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing.
Pursuant to the Additional Financing, fourteen (14) days following such time as we became current in our filings with the SEC, we were required to deliver to Laurus evidence of the listing of our common stock on the Nasdaq Over The Counter Bulletin Board (the “Listing Requirement”); however, Laurus has subsequently extended the delivery date to provide evidence of the satisfaction of the Listing Requirement to September 15, 2005.
     On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein, which Reorganization Fee is secured by all of our assets, and is guaranteed by our subsidiaries. The Asset Sales Agreement provides that (i) once our obligations to Laurus have been paid in full (other than the Reorganization Fee), we shall be able to seek additional financing in the form of a non-convertible bank loan in an aggregate principal amount not to exceed $4,000,000, subject to Laurus’s right of first refusal; (ii) the net proceeds of an asset sale to the party named therein shall be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement (each, a “Company Sale”) shall be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee as defined. The Reorganization Fee shall be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus has not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we shall pay any remaining balance due on the Reorganization Fee to Laurus. We recorded a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.
As of June 30, 2005, we had approximately $8,932,988 face value of outstanding debt: $3,720,152 after debt discount of $4,672,836. Of the $8,392,988 total outstanding debt at June 30, 2005, $6,292,988 represents the outstanding balance of the Financing, and $600,000 and $1,500,000 represent outstanding balances of two term notes in connection with the Additional Financing.
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

The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities. The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus. We have classified the ATM business as Assets Held for Sale as of June 30, 2005.
The ATM products are low-cost, cash-dispensing automated teller machines that are primarily designed for the off-premise, or non-bank, markets. We offer a wide variety of options and enhancements to the ATM products, including custom configurations that dispense cash-value products, such as coupons, tickets and stored-value cards; accept currency; and perform other functions, such as check-cashing
Engagement of Investment Banker to Evaluate Strategic Alternatives for the Sale of the Cash Security Business
During the third quarter of 2005, we committed to a plan to sell the Cash Security Business. We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) to assist our Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our Cash Security business. We are currently working with Stifel in connection with such a proposed sale. We have classified the Cash Security Business as Assets Held for Sale as of June 30, 2005.
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
The Sentinel products were introduced in 2002. The Sentinel product has all the functionality of the TACC, but has been designed to also reduce the risk of internal theft and increase in-store management efficiencies through its state-of-the-art integration with a store’s point-of-sale (“POS”) and accounting systems
Critical Accounting Policies
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
Product Net Sales for ATM Business and Cash Security Business
A breakdown of net sales by individual product line is provided in the following table:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
ATM BUSINESS	$4,734,044	$3,123,145	$11,833,366	$11,401,478
CASH SECURITY BUSINESS	5,310,146	1,495,737	16,568,457	6,174,821

TOTAL	$10,044,190	$4,618,882	$28,401,823	$17,576,299

Gross Profit, Operating Expenses and Non-Operating Items
Continued Operations
Due to the requirement to classify our only two product lines as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.
An analysis of continuing operations is provided in the following tables:
CONTINUED OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,332,201	$258,120
Trade account receivable	250,000	250,000
Other receivables	14,171	1,003,723
Prepaid expenses and other	18,112	42,153

Total current assets	3,614,484	1,553,996

Property, plant and equipment, at cost	55,641	44,075
Accumulated depreciation	(41,463)	(37,871)

Net property, plant and equipment	14,178	6,204

Other assets	685,211	643,305

Total assets	$4,313,873	$2,203,505

LIABILITIES
Current Liabilities:
Current maturities of long-term debt, net of discount of $0 and $725,259, respectively	$2,550,000	$174,741
Accounts payable	287,081	331,576
Accrued expenses	2,493,026	2,684,742

Total current liabilities	5,330,107	3,191,059
Long-term debt, net of current maturities and debt discount of $4,672,836 and $5,767,988, respectively	1,170,152	—

Total liabilities	$6,500,259	$3,191,059

CONTINUED OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—

Selling, general and administrative	652,007	325,269	1,334,541	966,263
Depreciation and amortization	1,421	1,274	3,592	5,012

Operating loss	(653,428)	(326,543)	(1,338,133)	(971,275)

Gain on extinguishment of debt	—	—	—	18,823,000
Gain on sale of securities	—	119,520	—	1,918,012
Interest expense	(1,160,459)	(642,450)	(5,399,974)	(2,444,856)

Continuing income (loss) before taxes	(1,813,887)	(849,473)	(6,738,107)	17,324,881

Income tax benefit	—	(81,229)	—	(81,229)

Loss from continuing operations	$(1,813,887)	$(768,244)	$(6,738,107)	$17,406,110

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
Selling, general and administrative expenses for the quarter ended June 30, 2005 was $652,007. This is an increase approximately 100% from the same quarter of the previous year. This is primarily related to costs associated with becoming current with our SEC filings, accounting, legal, and audit-related costs, and costs associated with our marketing efforts.
Depreciation and amortization for the quarter ended June 30, 2005 and 2004 was $1,421 and $1,274, respectively.
Interest expense, was $1,160,459 for the quarter ended June 30, 2005, compared to $642,450 for the same quarter of the previous year. This is as a result of increased level of debt related to the Financing and Additional Financing.
Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.
We recorded a net loss from continuing operations of $(1,813,887) and $(768,244) for the quarters ended June 30, 2005 and 2004, respectively.
Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004
Selling, general and administrative expenses for the nine months ended June 30, 2005 was $1,334,541. This is an increase of approximately 38% from the same period last year. This is primarily related to costs associated with becoming current with our SEC filings, accounting, legal fees , and audit-related costs.
Depreciation and amortization for the nine months ended June 30, 2005 and 2004 were $3,592 and $5,012, respectively.
Interest expense net of interest income, was $5,399,974 for the nine months ended June 30, 2005 compared with $2,444,856 for the same period of the previous year. This is as a result of increased level of debt and amortization of the debt discount related to the Financing and Additional Financing.
Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.
We recorded a net loss from continuing operations of $(6,738,107) and a net income of $17,406,110 for the nine months ended June 30, 2005 and 2004, respectively. The significant decrease in operating income is primarily due to a gain on extinguishment of debt of $18,823,000 and a gain on the sale of securities of $1,918,012 during the nine months ended June 30, 2004.
Discontinued Operations (ATM Business)
We committed to a plan to sell the ATM business during the first quarter ended December 31, 2004. On February 19, 2005, the Company and its wholly-owned subsidiary Tidel Engineering, L.P. (together with the Company, the “Sellers”) entered into an asset purchase agreement with NCR Texas LLC, a single member Delaware limited liability company (“NCR”) that is a wholly-owned subsidiary of NCR Corporation, a Maryland corporation, for the sale of the registrant’s ATM business (the “Asset Purchase Agreement”). The purchase price for our ATM business is $10,175,000 plus the assumption of certain liabilities related to the ATM business and subject to certain adjustments as provided in the Asset Purchase Agreement (the “Purchase Price”). The Purchase Price is also subject to adjustment based upon the actual value of the assets delivered, to the extent the value of the assets delivered is 5% greater than or less than a predetermined value as stated in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities. The proceeds of the sale of the Sellers’ ATM business will be applied towards the repayment of our outstanding loans from Laurus. We have classified the ATM business as Assets Held for Sale as of June 30, 2005.
The ATM products are low-cost, cash-dispensing automated teller machines that are primarily designed for the off-premise, or non-bank, markets. We offer a wide variety of options and enhancements to the ATM products, including custom configurations that dispense cash-value products, such as coupons, tickets and stored-value cards; accept currency; and perform other functions, such as check-cashing

An analysis of the discontinued operations of the ATM business is as follows:
DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $1,832,877 and $1,069,825, respectively	1,932,363	1,983,931
Inventories	4,876,652	3,432,828
Prepaid expenses and other	243,387	157,490

Total current assets	7,052,402	5,574,249

Property, plant and equipment, at cost	4,287,221	4,286,617
Accumulated depreciation	(4,175,868)	(3,977,412)

Net property, plant and equipment	111,353	309,205

Other assets	27,297	27,297

Total assets	$7,191,052	$5,910,751

LIABILITIES
Current Liabilities:
Accounts payable	$1,056,774	$1,686,732
Other accrued expenses	1,106,997	836,289

Total liabilities	$2,163,771	$2,523,021

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$4,734,044	$3,123,145	$11,833,366	$11,401,478
Cost of sales	3,650,721	2,310,712	8,550,479	8,370,251

Gross profit	1,083,323	812,433	3,282,887	3,031,227

Selling, general and administrative	1,367,879	1,135,244	4,151,213	3,191,014
Depreciation and amortization	48,355	90,195	194,281	361,803

Operating loss	(332,911)	(413,006)	(1,062,607)	(521,590)

Non-operating (income) expense	—	2,298	—	40,216

Net loss	$(332,911)	$(415,304)	$(1,062,607)	$(561,806)

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
Net Sales from the ATM business were $4,734,044 for the three months ended June 30, 2005, representing an increase of 52% from net sales of $3,123,145 in the same period last year. The increase was a result of increased sales of ATM machines. We sold 1,303 ATM units and 724 ATM units for the three months ended June 30, 2005 and June 30, 2004 respectively, an increase of 579 units. The improvement is primarily related to an increase in confidence from our long time customers, and customers having increased capital to install and replace ATMs.
Gross profit on product sales for the quarter ended June 30, 2005 increased $270,890 from the same quarter a year ago. However, Gross profit as a percentage of sales was 22% in the quarter ended June 30, 2005, compared with 26 % in the same quarter last year. The decrease in gross margin as a percentage of sales is primarily related to the current competitive market conditions.
Selling, general and administrative expenses for the quarter ended June 30, 2005 increased 20% compared with the same quarter of the previous year. The increase is primarily related to costs associated with our marketing efforts.
Depreciation and amortization for the quarter ended June 30, 2005 and 2004 was $48,355 and $90,195, respectively.
The ATM business recorded a loss of $(332,911) and $(415,304) for the three months ended June 30, 2005 and 2004, respectively.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004
Our net sales generated from the ATM business were $11,833,366 for the nine months ended June 30, 2005 compared with $11,401,478 net sales in the same period of the prior year.
Gross profit on product sales for the nine months ended June 30, 2005 was $3,282,887, representing an 8% increase compared with the same period of the prior year. Gross profit as a percentage of sales was 27% for the nine months ended June 30, 2005.
Selling, general and administrative expenses for the nine months ended June 30, 2005 increased 30% from the same period of the previous year. The increase in primarily a result of bad debt reserves related to two significant customers.
Depreciation and amortization for the nine months ended June 30, 2005 and 2004 were $194,281 and $361,803, respectively. The decrease is a result of assets becoming fully depreciated during 2005.
The results of operations of the ATM business are segregated on the accompanying statements of operations as income or loss from discontinued operations, and reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets.
The sale of the ATM business is expected to be consummated after the fiscal year ended September 30, 2005.
Discontinued Operations (Cash Security Business)
We committed to a plan to sell the Cash Security Business during the third quarter ended June 30, 2005. We have classified the Cash Security Business product as a discontinued operation as of June 30, 2005, including for the comparative period in the prior year.
We engaged Stifel, Nicolaus & Company, Inc. (“Stifel”) in October 2004, to assist the Board of Directors in connection with the proposed sale of our Cash Security business, deliver a fairness opinion, and render such additional assistance as we may reasonably request in connection with the proposed sale of our Cash Security business. We are currently working with Stifel in connection with such a proposed sale. We have classified the Cash Security Business as Assets Held for Sale as of June 30, 2005.
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
An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $32,614 and $6,230, respectively	600,377	1,076,362
Inventories	2,073,121	1,350,631
Prepaid expenses and other	279,513	93,087

Total current assets	2,953,011	2,520,080

Property, plant and equipment, at cost	1,134,745	1,091,197
Accumulated depreciation	(1,011,854)	(972,920)

Net property, plant and equipment	122,891	118,277

Other assets	25,631	25,631

Total assets	$3,101,533	$2,663,988

LIABILITIES
Current Liabilities:
Current maturities	$3,672	$8,951
Accounts payable	1,056,775	1,380,054
Other accrued expenses	2,697,387	1,058,001

Total current liabilities	3,757,834	2,447,006
Long-term debt, net of current maturities	28,709	28,709

Total liabilities	$3,786,543	$2,475,715

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$5,310,146	$1,495,737	$16,568,457	$6,174,821
Cost of sales	2,993,849	1,147,326	8,984,878	4,178,427

Gross profit	2,316,297	348,411	7,583,579	1,996,394

Selling, general and administrative	1,274,518	858,822	3,159,673	2,743,977
Depreciation and amortization	7,560	33,360	22,308	14,748

Operating income (loss)	1,034,219	(543,771)	4,401,598	(762,331)

Non-operating expense	570	—	1,227	—

Net income (loss)	$1,033,649	$(543,771)	$4,400,371	$(762,331)

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
Net Sales from the Cash Security business were $5,310,146 for the quarter ended June 30, 2005, representing an increase of $3,814,409 from net sales of $1,495,737in the same period of the prior year. The improvement is directly related to an increase in sales of the Sentinel units to a national convenience store operator.
Gross profit on product sales for the quarter ended June 30, 2005 increased $1,967,886 from the same quarter a year ago. Gross profit as a percentage of sales was 43% in the quarter ended June 30, 2005, compared to only 23% in the same quarter last year. The improvement is directly related to an increase in the volume of Sentinel units produced during the quarter ended June 30, 2005.
Selling, general and administrative expenses for the quarter ended June 30, 2005 increased $415,696 or 48% from the same quarter of the previous year. This is primarily related to costs associated with our marketing efforts related to the Sentinel Product.
Depreciation and amortization for the quarter ended June 30, 2005 and 2004 was $7,560 and $33,360, respectively.
Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004
Our net sales generated from the Cash Security business were $16,568,457 for the nine months ended June 30, 2005, an increase of

$10,393,636 from net sales of $6,174,821 in the same period of the prior year. The improvement is directly related to the increase in the volume of TACC units and Sentinel units sold during the nine months ended June 30, 2005 compared with the nine months ended June 30, 2004. We sold 1,467 Sentinel units during the first nine months of 2005 compared with only 144 units sold during the same period last year.
Gross profit on product sales for the nine months ended June 30, 2005 increased $5,587,185 compared with the same period of the prior year. The increase in the overall gross profit is primarily a result of increased sales of the Sentinel units during the nine months ended June 30, 2005 compared with the nine months ended June 30, 2004.
Selling, general and administrative expenses for the nine months ended June 30, 2005 increased $415,696 from the same period of the previous year. This is primarily related to costs associated with our marketing efforts for the Sentinel Product..
Depreciation and amortization for the nine months ended June 30, 2005 and 2004 were $22,308 and $14,748, respectively.
The results of operations of the Cash Security Business are segregated on the accompanying statements of operations as income or loss from discontinued operations, and reflected as Assets and Liabilities Held for Sale on the accompanying balance sheets.
The sale of the Cash Security Business is expected to be consummated after the fiscal year ended September 30, 2005.
Liquidity and Capital Resources
General
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
Cash used by continuing operations was $(930,281) for the nine months ended June 30, 2005 compared to cash used in continuing operations of $(1,173,536) for the nine months ended June 30, 2004. Cash used in continuing operations is primarily attributable to corporate overhead costs.
Cash used by continuing investing activities was $(11,566) for the nine months ended June 30, 2005 compared to cash provided by continuing investing activities of $2,451,444 for same period of 2004. The decrease is primarily related to the gain from sale of securities of $2,451,444 during the nine months ended June 30, 2004.
Cash provided by continuing financing activities was $1,444,433 for the nine months ended June 30, 2005 compared with cash used of ($320,765) for the same period last year. The increase primarily related to the Additional Financing.
Cash provided by discontinued operations was $2,571,495 for the nine months ended June 30, 2005 compared with cash used of ($1,406,817) for the same period last year. The is primarily related to the increase sales and collection of the receivables in both the ATM business and the Cash Security business.
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
As of June 30, 2005, we had approximately $8,932,988 face value of outstanding debt: $3,720,152 after debt discount of $4,672,836. Of the $8,392,988 total outstanding debt at June 30, 2005, $6,292,988 represents the outstanding balance of the Financing, and $600,000 and $1,500,000 represent outstanding balances of two term notes in connection with the Additional Financing.
As of August 19, 2005, we also have $1,250,000 available for borrowing under the Purchase Order Note through November 26, 2005. There can be no assurance that our current financing facilities will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future.

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
THE NOTES AND WARRANTS ISSUED IN THE FINANCING AND THE ADDITIONAL FINANCING ARE CONVERTIBLE INTO AN AGGREGATE OF 28,226,625 SHARES OF OUR COMMON STOCK, AND, WHEN COUPLED WITH THE 1,251,000 SHARES ISSUED TO LAURUS IN CONNECTION WITH ADDITIONAL FINANCING, REPRESENT APPROXIMATELY 60% OF OUR OUTSTANDING COMMON STOCK, SUBJECT TO ADJUSTMENT AS PROVIDED IN THE TRANSACTION DOCUMENTS. IF THESE NOTES AND WARRANTS WERE COMPLETELY CONVERTED TO COMMON STOCK BY LAURUS, THEN THE OTHER EXISTING SHAREHOLDERS’ OWNERSHIP IN THE COMPANY WOULD BE SIGNIFICANTLY DILUTED TO APPROXIMATELY 40% OF THEIR PRESENT OWNERSHIP POSITION.
Claims and Litigation
As discussed in our ’03/’04 Annual Report, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. Subsequently, Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. We continue to vigorously defend this litigation as well as vigorously pursue the declaratory judgment action pending in the Eastern District of Texas.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Capital Expenditures
We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from prime rate plus 2% to 14%.
The following table summarizes our contractual cash obligations as of June 30, 2005:

PAYMENTS DUE BY FISCAL YEAR
	2005	2006	2007	2008	2009	Thereafter
Long-term debt, including current portion	$225,000	$3,000,000	$3,667,988	$1,500,000	—	—

Risk Factors
Please see “Risk Factors” contained in Item 7A of our ’03/’04 Annual Report.
Forward-Looking Statements
In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:
•	our substantial current indebtedness continues to adversely affect our financial condition and the availability of cash to fund our working capital needs;

•	our ability to comply with our financial covenants in the future;

•	our ability to meet our obligations under the terms of our indebtedness;

•	our need for additional financing in the future;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would likely adversely affect our operations;

•	our history of operating losses and our inability to make assurances that we will generate operating income in the future;

•	the outcome of the outstanding receivable from CCC;

•	the levels of orders which are received and can be shipped in a quarter;

•	customer order patterns and seasonality;

•	costs of labor, raw materials, supplies and equipment; technological changes;

•	the delisting of our common stock from the NASDAQ Small Cap Market, effective as of the close of business on March 26, 2003, and the possibility of devaluation of our common stock as a result;

•	the economic condition of the ATM industry and the possibility that it is a mature industry;

•	the risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	the continued active participation of our executive officers and key operating personnel;

•	our compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls;

•	our ability to consummate the asset sale of the ATM Business; and

•	our ability to consummate a sale of the Cash Security Business.
Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.
These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our ’03/’04 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2005, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of our 6% subordinated convertible debentures in November 2003, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased up to 1% in the first nine months of fiscal 2005, there would have been no material impact on our consolidated results of operations or financial position.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
As of June 30, 2005, an evaluation was performed under the supervision and with participation of our management, including our principal executive and financial officers, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities and Exchange Act of 1934, as amended. During the audits of the fiscal years ended September 30, 2004 and 2003, we identified several significant deficiencies in our disclosure controls and procedures. We have begun to rectify the deficiencies. Based on that evaluation, the principal executive and financial officers concluded that these disclosure controls and procedures, considering the aforementioned deficiencies, were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.
(b) Changes in internal control over financial reporting
There have been no significant changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting Management, including our principal executive and financial officers, does not expect that our internal control over financial reporting will prevent all errors and any potential fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Subsequently we have filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. filed a motion to transfer the Illinois case to the Eastern District of Texas. On August 15, 2005, The Court ordered the transfer of this case to The Northern District of Texas. We have also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things that we have not infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business. We are vigorously pursuing this declaratory judgment action.
ITEM 5. OTHER INFORMATION
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
     Mr. Hudson and the Company also entered into the Settlement Agreement, which provided for the settlement of outstanding amounts owed by Mr. Hudson to the Company. In satisfaction of Mr. Hudson’s obligations to the Company, he agreed to (i) the delivery of certain shares of the Company’s common stock held by him for cancellation by the Company; (ii) cancellation by the Company of the majority of the options to purchase common stock held by him; (iii) application of certain bonuses (otherwise payable to him) to the payment of his outstanding obligations to the Company; and (iv) release by Mr. Hudson of any and all claims against the Company. Mr. Hudson also resigned from the Board of Directors of the Company. For further discussion, see Part III, item 11 in the ‘30/04 10K.
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

* -Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDEL TECHNOLOGIES, INC.
(Company)

August 19, 2005	/s/ MARK K. LEVENICK

Mark K. Levenick
Interim Chief Executive Officer

August 19, 2005	/s/ ROBERT D. PELTIER

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