Form 10-K/A
period 2004-09-30
TIDEL TECHNOLOGIES INC
filed 2005-11-30
CIK 842695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended September 30, 2003 and 2004

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number 000-17288
TIDEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Wilcrest Drive, Suite 205	77042
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (713) 783-8200
________________

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

common stock, par value $.01 per share

________________

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

____________

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

Equity Compensation Plan Information

As of September 30, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	786,000	$1.67	1,309,203
Equity compensation plans not approved by security holders	—	—	—
Total	786,000	$1.67	1,309,203

As of September 30, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,281,000	$1.93	2,472,828
Equity compensation plans not approved by security holders	—	—	—
Total	1,281,000	$1.93	2,472,828

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

	Years Ended September 30,
SELECTED STATEMENT OF OPERATIONS DATA:(1)	2004	2003	2002	2001	2000
Operating revenues	$22,514	$17,794	$19,442	$36,086	$72,931
Operating income (loss)	(5,250)	(6,637)	(11,552)	(24,764)	15,440
Net income (loss)(2)	11,318	(9,237)	(14,078)	(25,942)	9,169
Net income (loss) per share:
Basic	.65	(0.53)	(0.81)	(1.49)	0.55
Diluted	.37	(0.53)	(0.81)	(1.49)	0.50

	As of September 30,
SELECTED BALANCE SHEET DATA:(1)	2004	2003	2002	2001	2000
Current assets	$9,648	$11,773	$17,263	$28,797	$59,933
Current liabilities	8,161	32,109	28,487	28,547	11,595
Working capital (deficit)	1,487	(20,336)	(11,224)	250	48,338
Total assets	10,778	14,430	19,907	33,837	64,532
Total short-term notes payable and long-term debt (Net of Discount)	212	2,279	20,000	23,424	22,397
Shareholders’ equity (deficit)	2,588	(17,679)	(8,580)	5,194	30,668

	Three Months Ended
SELECTED QUARTERLY FINANCIAL DATA:(1)	Sep. 30 2004	Jun. 30 2004	Mar. 31 2004	Dec. 31 2003	Sep. 30 2003	Jun. 30 2003	Mar. 31 2003	Dec. 31 2002
Operating revenues	$4,938	$4,619	$5,304	$7,654	$4,243	$4,343	$3,274	$5,934
Operating loss from continuing operations	(2,994)	(1,283)	(925)	(47)	(2,836)	(1,466)	(1,800)	(535)
Net income (loss)	(4,764)	(1,728)	(161)	17,971	(3,509)	(2,134)	(2,427)	(1,167)
____________

(1)	All amounts are in thousands, except per share dollar amounts.

(2)	Income tax expense (benefit) was $(81,229), $0, $(293,982), $(3,416,030) and $4,838,000, for the years ended September 30, 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(b) Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, our future gross profit, selling, general and administrative expense, our financial position, working capital and seasonal variances in our operations, as well as general market conditions). Though we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

(a) Evaluation of Disclosure Controls and Procedures

Mark K. Levenick, our Interim Chief Executive Officer, and Robert D. Peltier, our Interim Chief Financial Officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). James T. Rash was Chief Executive and Chief Financial Officer during the fiscal years ended 2002, 2003 and 2004. Mr. Rash died on December 19, 2004. Mr. Levenick was appointed Interim Chief Executive Officer on December 22, 2004. During fiscal years 2002, 2003 and 2004, Mr. Levenick served as Chief Operating Officer and Director of the Company, and President and Chief Executive Officer of Tidel Engineering, L.P., the Company’s principal operating subsidiary. In February 2005, Mr. Robert D. Peltier joined the Company as Interim Chief Financial Officer, having had no prior affiliation with the Company. Mr. Peltier began his assessment of disclosure controls and internal controls without having ever been in a position of active management or knowledge over transactions during fiscal years 2002, 2003 or 2004.

In conducting our evaluation of disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer made inquiries with accounting, administrative and operational personnel and reviewed the historical facts, including the Company’s failure to file its periodic reports on a timely basis. Our Chief Executive Officer and our Chief Financial Officer noted that the Company had failed to file any periodic report required to be filed under the Exchange Act from September 30, 2002 to February 1, 2005, on which date we filed our Form 10-K for the fiscal year ended September 30, 2002, which was more than two years late. Furthermore, it was noted that this Form 10-K for the fiscal years ended September 2003 and 2004, and the Company’s Forms 10-Q for the quarterly periods ended December 31, 2004 and March 31, 2005 were filed on August 1, 2005, were each at least several months delinquent. In their evaluation, our Chief Executive Officer and our Chief Financial Officer noted that the Company’s periodic reporting failure was caused by (1) limited financial and personnel resources at the times such forms were due that restricted our ability to compile our financial statements and cause such statements to be reviewed and/or audited by an independent registered public accounting firm when such forms were due and (2) the prolonged illness and death of our former Chairman, Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company had a significant deficiency in its disclosure controls and procedures related to timely periodic reporting and such controls and procedures were not effective as of the end of the years ended September 30, 2003 and 2004.

In February 2005, in order to remedy this deficiency the Company began implementing new disclosure controls and procedures, which consisted of: (1) the hiring of a new Chief Financial Officer to oversee the Company’s financial reporting process, (2) the establishment of a reporting timetable to file all delinquent reports by August 1, 2005 and return to timely periodic reporting by August 19, 2005, which was submitted and approved by our Board of Directors and (3) the establishment of new guidelines for completion of periodic accounting and reporting tasks. Such implementation was completed by August 19, 2005, at which time we resumed the timely filing of our periodic reports. As of August 19, 2005, our Chief Executive Officer and our Chief Financial Officer believe that this significant deficiency has been remedied.

In addition, in a report to the Audit Committee of the Board of Directors of the Company dated July 28, 2005, the Company’s independent registered public accountants noted that the following significant deficiencies in our internal controls and procedures were discovered during the course of their audit: (1) established credit policies were overridden on occasion by executive management based on their business judgment at that time, (2) bookkeeping at the corporate level was not administrated on a timely basis during 2003 and 2004 and (3) the Company’s accounts payable supervisor had access to the check signature and the ability to prepare check runs without proper review prior to distribution. In examining the significant deficiencies, both the Company and our independent registered public accountants performed expanded reviews of our procedures and mitigating controls to determine whether such deficiencies constituted a material weakness. In the expanded reviews, both the Company and our independent registered public accountants noted the following controls were in place prior to the audit of our financial statements for the fiscal years ended September 30, 2003 and 2004: (1) Management of the Company consistently performed weekly and monthly reviews of actual and budgeted results during the periods, (2) the Audit Committee of the Board of Directors of the Company provided additional oversight with respect to financial reporting beginning immediately after the death of our Chief Executive and Chief Financial Officer in December 2004, and (3) the Company hired a new Chief Financial Officer in February 2005 to oversee the Company’s financial reporting process. We collectively concluded that since such additional controls were in place the Company was able to conclude that none of the deficiencies constituted a material weakness that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Further, the report of the independent registered public accountants indicated no inappropriate or unauthorized activity during the periods reviewed.

In August 2005, the Company began implementing revised internal controls and procedures to correct the significant deficiencies in our internal controls and procedures noted by our independent registered public accountants, which consisted of: (1) the establishment of new credit approval policies, including Board-level approval for certain amounts, (2) the establishment new guidelines for timely administration of bookkeeping tasks at the corporate level, including the implementation of monthly, quarterly and annual closing schedules and (3) removal of check signature access from the Company’s accounts payable supervisor. Such implementation was completed by August 30, 2005, and as of that date our Chief Executive Officer and our Chief Financial Officer believe that these significant internal controls and procedures deficiencies no longer exist.

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

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of August 19, 2005.

(b) Changes in internal control over financial reporting

Following the evaluations discussed above and the identification of significant deficiencies, the Company took the actions and implemented the procedures described above. There were no changes in our internal control over financial reporting that occurred in the quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	The Company’s Officers	Director Since
Mark K. Levenick	46	Interim Chief Executive Officer, President and Chief Executive Officer of Tidel Engineering, L.P., and Director	1995
Michael F. Hudson	53	Executive Vice President, Chief Operating Officer of Tidel Engineering, L.P.	2001
Jerrell G. Clay	64	Director	1990
Raymond P. Landry	66	Director	2001
Stephen P. Griggs	47	Director	2002
Robert D. Peltier	41	Interim Chief Financial Officer	2005

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

Summary Compensation Table

					Long-term
					Compensation
			Annual Compensation		Awards
				Other Annual	Securities	All Other
				Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	(*)	Options	($)(1)
James T. Rash(3)	2004	$236,250	$—	$21,811	—	$—
Former Chief Executive	2003	225,000	18,700	20,793	—	—
and Financial	2002	225,000	—	*	—	9,875
Officer	2001	225,000	—	*	—	8,880
Mark K. Levenick(3)	2004	$262,500	$—	$18,722	—	$—
Interim Chief Executive	2003	262,500	—	21,172	—	—
Officer	2002	262,500	—	*	—	4,480
	2001	262,500	—	*	—	4,480
Michael F. Hudson	2004	$204,750	$—	$17,522	—	$8,257
Executive Vice President	2003	204,750	—	15,492	—	8,257
	2002	204,750	—	*	—	8,257
	2001	204,750	—	*	—	—
M. Flynt Moreland	2004	$168,269	$—	$12,673	—	$—
Senior Vice President —	2003	150,000		11,841	—	—
Research & Development	2002	150,000	—	*	—	—
of Tidel Engineering, L.P.	2001	150,000	—	*	—	—
Troy D. Richard(2)	2004	$130,000	$—	$17,342	—	$—
Senior Vice President —	2003	130,000	—	15,492	—	—
Operations of Tidel	2002	130,000	—	*	50,000	—
Engineering, L.P.	2001	—	—	—	—	—

__________
*	—
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

Option/SAR Grants in Last Fiscal Year

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

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	acquired	Value	September 30, 2004		September 30, 2004
	on exercise	realized	(Shares)		($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Rash(1)	—	—	175,000	—	$—	$—
Mark K. Levenick	—	—	325,000	—	—	—
Michael F. Hudson	—	—	150,500	—	—	—
M. Flynt Moreland	—	—	42,400	10,000	—	—
Troy D. Richard	—	—	—	50,000	—	—

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	acquired	Value	September 30, 2003		September 30, 2003
	on exercise	realized	(Shares)		($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Rash(1)	—	—	137,500	37,500	$—	$—
Mark K. Levenick	—	—	307,500	37,500	—	—
Michael F. Hudson	—	—	125,500	25,000	—	—
M. Flynt Moreland	—	—	52,400	—	—	—
Troy D. Richard	—	—	—	50,000	—	—
____________

(1)	Mr. Rash died December 19, 2004. The 175,000 options exercisable as of September 30, 2004, will expire on December 30, 2005.

(2)	Based on the closing price of our common stock of $0.59 and $0.32 per share on September 30, 2004 and 2003, respectively.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common stock	Laurus Master Fund, Ltd	1,251,000(2)	6.1%
	825 Third Avenue, 14th Floor
	New York, New York 10022
Common stock	Alliance Developments	1,180,362(3)	5.7%
	One Yorkdale Rd., Suite 510
	North York, Ontario M6A 3A1 Canada
Common stock	Estate of James T. Rash(9)	415,000(4)	2.0%
	2900 Wilcrest, Suite 205
	Houston, Texas 77042
Common stock	Mark K. Levenick	390,000(5)	1.9%
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Jerrell G. Clay	181,405	*
	1600 Highway 6, Suite 400
	Sugarland, Texas 77478
Common stock	M. Flynt Moreland	82,400(6)	*
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Raymond P. Landry	38,500	*
	2900 Wilcrest, Suite 205
	Houston, Texas 77042
Common stock	Troy D. Richard	25,000(7)	*
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Michael F. Hudson	22,700	*
	2310 McDaniel Dr.
	Carrollton, Texas 75006
Common stock	Stephen P. Griggs	—	*
	2900 Wilcrest, Suite 205
	Houston, Texas 77042
Common stock	Directors and Executive	632,605(8)	3.0%
	Officers as a group (6 persons)

____________

*	Less than one percent.

(1)	Based upon 20,677,210 shares outstanding as of June 30, 2005.

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

The Audit Committee’s policy has previously been to approve all professional fees associated with audit, tax and audit-related work proposed to us by Hein & Associates LLP and KPMG LLP upon completion of the work. However, we changed the policy effective July 1, 2004, to require the Audit Committee to pre-approve all professional fees associated with audit, tax and audit-related services as they are proposed to us by Hein & Associates LLP and other professional service firms. The Audit Committee approved of 100% of the services described in each of sections A—D above pursuant to 17 CFR 210.2-01(C)(7)(i)(C).

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

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	SHARES ISSUED AND OUTSTANDING	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	OTHER	TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)
Balances, September 30, 2001	17,426,210	$174,262	$19,245,958	$(13,623,065)	$(603,299)	$5,193,856
Net loss	—	—	—	(14,077,678)	—	(14,077,678)
Tax benefit from disqualifying disposition of ISO’s	—	—	29,475	—	—	29,475
Unrealized loss on investment in 3CI	—	—	—	—	(13,970)	(13,970)
Reclassification adjustment for realized loss on investment in 3CI included in net loss	—	—	—	—	288,326	288,326
Balances, September 30, 2002	17,426,210	174,262	19,275,433	(27,700,743)	(328,943)	(8,579,991)
Net loss	—	—	—	(9,236,717)	—	(9,236,717)
Writedown of stock subscription receivable	—	—	—	—	75,625	75,625
Unrealized gain on investment in 3CI	—	—	—	—	41,908	41,908
Issuance of warrants in connection with debt	—	—	20,572	—	—	20,572
Balances, September 30, 2003	17,426,210	174,262	19,296,005	(36,937,460)	(211,410)	(17,678,603)
Net income	—	—	—	11,317,572	—	11,317,572
Receivable from officer	—	—	—	—	(31,675)	(31,675)
Settlement of Hudson stock subscription receivable	—	—	—	—	141,563	141,563
Unrealized gain on investment in 3CI	—	—	—	—	34,923	34,923
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	8,804,669	—	—	8,804,669
Balances, September 30, 2004	17,426,210	$174,262	$28,100,674	$(25,619,888)	$(66,599)	$2,588,449

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

No one customer accounted for more than 10% of net sales for the fiscal year 2002. One customer accounted for 11% of net sales for the fiscal year ended September 30, 2003, and no single customer accounted for more than 10% of net sales for the fiscal year ended September 30, 2004. Two customers combined accounted for approximately 36% of our total outstanding trade receivable as of September 30, 2003, and one customer accounted for approximately 32% of our total outstanding trade receivable as of September 30, 2004.

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

(8) Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2004 and 2003:

	2004	2003	Useful Life
Machinery and equipment	$3,204,552	$2,864,051	2—10 years
Computer equipment and systems	1,719,119	781,739	2—7 years
Furniture, fixtures and other improvements	498,218	1,540,278	3—5 years
	$5,421,889	$5,186,068

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

Common Stock Purchase Warrants:

	Warrants	Expiration Date	Exercise Price	Relative Fair Value(1)
VI Partners, LLC(2)	157,895	9/8/2005	$10.93	$348,948
VI Partners, LLC(2)	31,578	9/8/2005	11.27	67,577
New issue — Alliance Group(3)	100,000	11/24/2010	0.45	22,085
New issue — Alliance Group(4)	50,000	11/24/2010	0.45	13,450
New issue — Laurus Master Fund(5)	4,250,000	11/24/2010	0.30	1,918,451
Other parties in connection with Laurus financing(5)	350,000	11/24/2010	0.40	226,749
Bridge Loan(6)	40,000	10/6/2006	0.45	8,186
Bridge Loan(7)	30,000	10/21/2006	0.45	7,132
Bridge Loan(8)	70,000	11/20/2006	0.45	35,845
Outstanding Warrants as of September 30, 2004	5,079,473			$2,648,423
____________

(1) Value calculated using Black-Scholes:

		Stock Price At Issuance	Expected Term	Volatility	Risk Free Rate
(2)	Variables	$6.94	5 years	42.75%	6.00%
(3)	Variables	$0.35	3 years	111.00%	2.06%
(4)	Variables	$0.41	3 years	111.00%	2.06%
(5)	Variables	$0.72	7 years	111.00%	3.72%
(6)	Variables	$0.33	3 years	111.00%	1.96%
(7)	Variables	$0.37	3 years	111.00%	2.41%
(8)	Variables	$0.69	3 years	111.00%	2.35%

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

	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2001	1,662,700	$1.88
Granted	55,000	0.42
Canceled	(373,000)	(1.51)
Balance at September 30, 2002	1,344,700	$1.93
Granted	—	—
Exercised	—	—
Canceled	(63,700)	1.85
Balance at September 30, 2003	1,281,000	1.93
Granted	—	—
Exercised	—	—
Canceled	(495,000)	2.35
Balance at September 30, 2004	786,000	1.67

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

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION
FOR THE YEAR ENDED SEPTEMBER 30, 2003
(UNAUDITED)

Fiscal Year 2003

	Quarters Ended
	12/31/2002	3/31/2003	6/30/2003	9/30/2003
Revenues	$5,934,231	$3,273,666	$4,342,840	$4,243,562
Cost of sales	4,163,478	2,639,858	3,465,276	4,343,835
Gross profit	1,770,753	633,808	877,564	(100,273)
Selling, general and administrative	2,082,011	2,218,853	2,035,083	2,058,558
Provision for doubtful accounts	—	—	127,415	497,096
Depreciation and amortization	223,760	214,620	180,955	180,520
Operating loss	(535,018)	(1,799,665)	(1,465,889)	(2,836,447)
Interest expense, net	631,750	627,055	668,153	672,740
Loss before taxes	(1,166,768)	(2,426,720)	(2,134,042)	(3,509,187)
Income tax benefit	—	—	—	—
Net loss	$(1,166,768)	$(2,426,720)	$(2,134,042)	$(3,509,187)
Basic loss per share:
Net loss	$(0.07)	$(0.14)	$(0.12)	$(0.20)
Weighted average common shares outstanding	17,426,210	17,426,210	17,426,210	17,426,210
Diluted loss per share:
Net loss	$(0.07)	$(0.14)	$(0.12)	$(0.20)
Weighted average common and dilutive shares outstanding	17,426,210	17,426,210	17,426,210	17,426,210

SCHEDULE I

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended September 30, 2004:
Allowance for doubtful accounts and notes receivable	$847,815	$228,240	$—	$—	$1,076,055
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,285,389	614,611	—	—	1,900,000
	$3,697,694	$1,343,972	$—	$33,240	$5,074,906
For the year ended September 30, 2003:
Allowance for doubtful accounts and notes receivable	$27,713,416	$624,511	$—	$27,490,112	$847,815
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,400,000	615,000	—	729,611	1,285,389
	$30,677,906	$1,239,511	$—	$28,219,723	$3,697,694
For the year ended September 30, 2002:
Allowance for doubtful accounts and notes receivable	$25,427,042	$2,985,744	$—	$699,370	$27,713,416
Reserve for settlement of class action litigation	—	1,564,490	—	—	1,564,490
Inventory reserve	90,050	1,370,671	—	60,721	1,400,000
	$25,517,092	$5,920,905	$—	$760,091	$30,677,906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDEL TECHNOLOGIES, INC. (Company)

November 30, 2005	/s/ MARK K. LEVENICK
Mark K. Levenick
Interim Chief Executive Officer

November 30, 2005	/s/ ROBERT D. PELTIER
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	Date
/s/ Jerrell G. Clay	Director	November 30, 2005
Jerrell G. Clay

/s/ Mark K. Levenick	Interim Chief Executive Officer,	November 30, 2005
Mark K. Levenick	President and Director

/s/ Raymond P. Landry	Director	November 30, 2005
Raymond P. Landry

/s/ Stephen P. Griggs	Director	November 30, 2005
Stephen P. Griggs

/s/ Robert D. Peltier	Interim Chief Financial Officer	November 30, 2005
Robert D. Peltier

INDEX TO EXHIBITS

Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report:

Exhibit Number	Description
*2.01.	Asset Purchase Agreement dated February 19, 2005 by and among Tidel Engineering, L.P., NCR Texas LLC and us.

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

4.03.
Second Amendment to Credit Agreement dated September 8, 2000 by and among Tidel Engineering, L.P., The Chase Manhattan Bank and us (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated September 8, 2000).

4.04.
Third Amendment to Credit Agreement dated September 29, 2000 by and among Tidel Engineering, L.P., The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated September 29, 2000).

4.05.
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

4.13.
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

4.23.	Form of Agreement under our 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of our Form S-8 dated February 14, 2000).

(1)4.24.	Form of Agreement under our 1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.4 of our Form S-8 dated February 14, 2000).

4.25.	Common stock Purchase Warrant issued to Montrose Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated September 8, 2000).

4.26.	Common stock Purchase Warrant issued to Montrose Investments Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated September 8, 2000).

4.27.
Registration Rights Agreement dated September 8, 2000 by and between Montrose Investments Ltd. and us (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated September 8, 2000).

4.28.
Joinder and Amendment to Registration Rights Agreement dated September 29, 2000 by and between Acorn Investment Trust and us (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 29, 2000).

4.29.
Amendment and Supplement to Intercreditor Agreement dated September 6, 2001 by and among Tidel Engineering, L.P., NCR Corporation, and us (incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.30.
Amended and Restated Intercreditor Agreement dated September 24, 2001 by and among Tidel Engineering, L.P., NCR Corporation, and us (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

4.31.	Our Convertible Debenture issued to Montrose Investments, Ltd. dated September 8, 2000 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 8, 2000).

4.32.
Subordination Agreement dated September 8, 2000 by and among Tidel Engineering, L.P., Montrose Investments, Ltd., The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated September 8, 2000).

4.33.	Convertible Debenture issued to Acorn Investment Trust dated September 29, 2000 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 29, 2000).

4.34.
Subordination Agreement dated September 29, 2000 by and among Tidel Engineering, L.P., Acorn Investment Trust, The Chase Manhattan Bank, and us (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated September 29, 2000).

4.35.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $6,450,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.36.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $400,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.36 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.37.
Convertible Term Note in favor of Laidlaw Southwest, LLC in the principal amount of $100,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.37 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.38.
Security Agreement by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., AnyCard International, Inc., Tidel Services, Inc., and us, dated November 25, 2003 (incorporated by reference to Exhibit 4.38 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.39.
Equity Pledge Agreement by and between Laurus Master Fund, Ltd. and us dated November 25, 2003 (incorporated by reference to Exhibit 4.39 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.40.
Partnership Interest Pledge Agreement by and among Tidel Cash Systems, Inc., Tidel Services, Inc. and Laurus Master Fund, Ltd., dated as of November 25, 2003 (incorporated by reference to Exhibit 4.40 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.41.
Registration Rights Agreement by and between Laurus Master Fund, Ltd. and us, dated November 25, 2003 (incorporated by reference to Exhibit 4.41 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.42.
Our common stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 25, 2003 (incorporated by reference to Exhibit 4.42 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.43.
Blocked Account Control Agreement by and among Tidel Engineering, L.P., Laurus Master Fund, Ltd. and JP Morgan Chase Bank, dated as of November 25, 2003 (incorporated by reference to Exhibit 4.43 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.44.
Guaranty by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., Tidel Services, Inc., Laurus Master Fund, Ltd. and us, dated as of November 25, 2003 (incorporated by reference to Exhibit 4.44 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.45.
Payoff Letter of Wallis State Bank dated November 24, 2003 (incorporated by reference to Exhibit 4.45 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.46.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $600,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated November 26, 2004).

4.47.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $1,500,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated November 26, 2004).

4.48.	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 26, 2004 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated November 26, 2004).

4.49.
Agreement of Amendment and Reaffirmation by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., AnyCard International, Inc., Tidel Services, Inc., Laurus Master Fund, Ltd., and us, dated as of November 26, 2004 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated November 26, 2004).

4.50.
Convertible Promissory Note in favor of Laurus Master Fund, Ltd. in the principal amount of $1,250,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated November 26, 2004).

4.51.	Guaranty in favor of Laurus Master Fund, Ltd. dated as of November 26, 2004 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated November 26, 2004).

(1)10.01.	1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of our Form S-8 dated February 14, 2000).

(1)10.02.	1989 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.2 of our Form S-8 dated February 14, 2000).

10.03.
Lease Agreement dated February 21, 1992 between San Felipe Plaza, Ltd. and us, related to the occupancy of our executive offices (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

10.04.
Amendment to Lease Agreement dated September 15, 1997 between San Felipe Plaza, Ltd. and us, related to the occupancy of our executive offices (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

10.05.
Lease dated as of December 9, 1994 (together with the Addendum and Exhibits thereto) between Booth, Inc. and Tidel Engineering, Inc. related to the occupancy of our principal operating facility in Carrollton, Texas (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.06.
Agreement dated October 30, 1991 between Affiliated Computer Services, Inc. (“ACS”) and Tidel Engineering, Inc. (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

10.07.
EFT Processing Services Agreement dated February 3, 1995 by, between and among ACS, AnyCard International, Inc. and us (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.08.
Amendment to EFT Processing Services Agreement dated as of September 14, 1995 by, between and among ACS, AnyCard International, Inc. and us (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year fiscal ended September 30, 1995).

10.09.
Purchase Agreement dated February 3, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

10.10.
Amendment to Purchase Agreement dated September 14, 1995 between ACS and AnyCard International, Inc. related to the purchase by ACS of ATMs (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

(1)10.11.	Employment Agreement dated January 1, 2000 between James T. Rash and us (incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000).

(1)10.12.
Form of Employment Agreement dated January 1, 2000 between Tidel Engineering, L.P. and Mark K. Levenick, Michael F. Hudson, M. Flynt Moreland and Eugene Moore, individually (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.13.
Convertible Debenture Purchase Agreement dated September 8, 2000 by and between Montrose Investments Ltd. and us (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 8, 2000).

10.14.
Convertible Debenture Purchase Agreement dated September 29, 2000 by and between Acorn Investment Trust and us (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 29, 2000).

10.15.
ATM Inventory Purchase Agreement dated September 7, 2001 by and among Tidel Engineering, L.P., NCR Corporation, and us (incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

10.16.
Note Purchase Agreement by and between JPMorgan Chase Bank, N.A. and Wallis State Bank, with the consent and agreement of Tidel Engineering, L.P., Tidel Technologies, Inc., Tidel Services, Inc., and Tidel Cash Systems, Inc. dated June 30, 2003 (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

10.17.
Securities Purchase Agreement by and between Laurus Master Fund, Ltd. and us dated November 25, 2003 (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

10.18.
Termination Agreement by and between Montrose Investments Ltd. and us dated November 24, 2003 (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

10.19.
Termination Agreement by and between Columbia Acorn Trust and us dated November 25, 2003 (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

10.20.
Securities Purchase Agreement by and between Laurus Master Fund, Ltd. and us dated November 26, 2004 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 26, 2004).

10.21.
Purchase Order Finance and Security Agreement dated as of November 26, 2004 between Laurus Master Fund, Ltd. and Tidel Engineering, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K dated November 26, 2004).

*10.22.	Agreement Regarding NCR Transaction and Other Asset Sales by and between Laurus Master Fund, Ltd., and us, dated November 26, 2004.

(1)10.23.	Tidel/Peltier Agreement dated February 23, 2005 (incorporated by reference to Exhibit 99.1 to this Annual Report on Form 8-K dated February 23, 2005).

(1)*10.24.	Settlement Agreement by and between Tidel Engineering, L.P., Michael F. Hudson and us, dated June 22, 2005.

*14.01.	Code of Conduct and Ethics of Tidel Technologies, Inc.

21.01.	Subsidiaries.

*31.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

(1)	Indicates management contract or compensatory plan or arrangement.