Form 10-Q/A
period 2004-12-31
TIDEL TECHNOLOGIES INC
filed 2005-11-30
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q/A

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

___________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☐ NO ☑

The number of shares of Common Stock outstanding as of the close of business on July 6, 2005 was 20,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$725,927	$258,120
Restricted cash	417,833	—
Trade accounts receivable, net of allowance of $6,425 and $6,230, respectively	5,077,596	1,313,918
Notes and other receivables	1,014,641	1,016,167
Inventories	675,699	1,350,630
Prepaid expenses and other	160,881	135,240
Assets held for sale, net of accumulated depreciation of $4,054,549 and $3,977,412, respectively	7,032,711	5,910,752
Total current assets	15,105,288	9,984,827
Property, plant and equipment, at cost	1,174,509	1,151,898
Accumulated depreciation	(1,035,663)	(1,027,417)
Net property, plant and equipment	138,846	124,481
Other assets	1,341,064	668,936
Total assets	$16,585,198	$10,778,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities, net of debt discount of $0 and $725,259, respectively	$2,832,221	$183,692
Accounts payable	1,356,544	1,711,630
Accrued interest payable	2,112,291	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued expenses	1,977,111	1,384,675
Liabilities held for sale	2,692,938	2,523,022
Total current liabilities	10,971,105	8,161,086
Long-term debt, net of current maturities and debt discount of $6,525,446 and $5,767,988, respectively	696,250	28,709
Total liabilities	11,667,355	8,189,795
Commitments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,993,862	28,100,674
Accumulated deficit	(26,775,452)	(25,619,888)
Receivable from officer	(31,675)	(31,675)
Accumulated other comprehensive income (loss)	524,336	(34,924)
Total shareholders’ equity	4,917,843	2,588,449
Total liabilities and shareholders’ equity	$16,585,198	$10,778,244

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31.
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

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2004	2003
Cash flows from continuing operating activities:
Net income (loss)	$(1,155,564)	$17,970,505
Income from discontinued operations	(132,514)	(25,415)
Income (loss) from continuing operations	(1,288,078)	17,945,090
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization	8,246	10,904
Amortization of debt discount and financing costs	858,698	339,622
Gain on extinguishment of convertible debentures	—	(18,823,000)
Changes in assets and liabilities:
Trade accounts receivable, net	(3,763,678)	(1,040,829)
Notes and other receivables	1,526	31,860
Inventories	674,931	(1,340)
Prepaid expenses and other assets	(25,641)	(116,848)
Accounts payable and accrued expenses	2,194,074	472,050
Net cash used in continuing operating activities	(1,339,922)	(1,182,491)
Cash flows from continuing investing activities:
(Purchases) disposals of property, plant and equipment, net	(22,611)	13,224
Cash flows from continuing financing activities:
Proceeds from borrowings	2,100,000	7,370,000
Repayments of notes payable	(1,731)	(2,090,000)
Borrowing on revolver	1,250,000	—
Repayments of convertible debentures	—	(6,000,000)
(Increase) decrease in restricted cash	(417,833)	2,200,000
Increase in deferred financing costs	(280,567)	(595,765)
Net cash provided by continuing financing activities	2,649,869	884,235
Net change in cash and cash equivalents from continuing operations	1,287,336	(285,032)
Net change in cash and cash equivalents from discontinued operations	(817,529)	299,401
Net change in cash and cash equivalents	467,807	14,369
Cash and cash equivalents at beginning of period	258,120	915,097

Cash and cash equivalents at end of period	$725,927	$929,466
Supplemental disclosure of cash flow information:
Cash paid for interest	$258,920	$173,676
Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$723,198	$6,899,181
Warrants issued for deferred financing costs	$—	$229,180
Issuance of shares to lender in payment of fees	$638,010	$—
Issuance of shares and warrants in connection with settlement of class-action litigation	$1,564,490	$—

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position as of December 31, 2004, the statements of operations, comprehensive income (loss) and cash flows for the three months ended December 31, 2004 and 2003. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2005. The consolidated unaudited interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Comprehensive Annual Report on Form 10-K for the fiscal years ended September 30, 2003 and September 30, 2004 (the “ ‘03/’04 Annual Report”).

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
____________
(1)	Our total debt was $10,053,917 as of December 31, 2004.

Planned capital expenditures for 2005 and 2006 are estimated to be approximately $200,000 per year. These expenditures will depend upon available funds, levels of orders received and future operating activity.

Risk Factors

Please see the risk factors contained in the ‘03/’04 Annual Report.

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

These and other uncertainties related to the business are described in detail under the headings of “Risk Factors” and “Forward-Looking Statements” in Item 7A of our ‘03/’04 Annual Report.

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

In conducting our evaluation of disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer made inquiries with accounting, administrative and operational personnel and reviewed the historical facts, including the Company’s failure to file its periodic reports on a timely basis. Our Chief Executive Officer and our Chief Financial Officer noted that the Company had failed to file any periodic report required to be filed under the Exchange Act from September 30, 2002 to February 1, 2005, on which date we filed our Form 10-K for the fiscal year ended September 30, 2002, which was more than two years late. Furthermore, it was noted that this Form 10-K for the fiscal years ended September 2003 and 2004, and the Company’s Forms 10-Q for the quarterly periods ended December 31, 2004 and March 31, 2005 were filed on August 1, 2005, were each at least several months delinquent. In their evaluation, our Chief Executive Officer and our Chief Financial Officer noted that the Company’s periodic reporting failure was caused by (1) limited financial and personnel resources at the times such forms were due that restricted our ability to compile our financial statements and cause such statements to be reviewed and/or audited by an independent registered public accounting firm when such forms were due and (2) the prolonged illness and death of our former Chairman, Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company had a significant deficiency in its disclosure controls and procedures related to timely periodic reporting and such controls and procedures were not effective as of the end of the quarter ended December 31, 2004.

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

In addition, in a report to the Audit Committee of the Board of Directors of the Company dated July 28, 2005, the Company’s independent registered public accountants noted that the following significant deficiencies in our internal controls and procedures were discovered during the course of their audit of the financial statements for fiscal years ended September 30, 2003 and 2004: (1) established credit policies were overridden on occasion by executive management based on their business judgment at that time, (2) bookkeeping at the corporate level was not administrated on a timely basis during 2003 and 2004 and (3) the Company’s accounts payable supervisor had access to the check signature and the ability to prepare check runs without proper review prior to distribution. In examining the significant deficiencies, both the Company and our independent registered public accountants performed expanded reviews of our procedures and mitigating controls to determine whether such deficiencies constituted a material weakness. In the expanded reviews, both the Company and our independent registered public accountants noted the following controls were in place prior to the audit of our financial statements for the fiscal years ended September 30, 2003 and 2004: (1) Management of the Company consistently performed weekly and monthly reviews of actual and budgeted results during the periods, (2) the Audit Committee of the Board of Directors of the Company provided additional oversight with respect to financial reporting beginning immediately after the death of our Chief Executive and Chief Financial Officer in December 2004, and (3) the Company hired a new Chief Financial Officer in February 2005 to oversee the Company’s financial reporting process. We collectively concluded that since such additional controls were in place the Company was able to conclude that none of the deficiencies constituted a material weakness that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Further, the report of the independent registered public accountants indicated no inappropriate or unauthorized activity during the periods reviewed.

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

(b) Changes in internal control over financial reporting

Following the evaluations discussed above and the identification of significant deficiencies, the Company took the actions and implemented the procedures described above. There were no changes in our internal control over financial reporting that occurred in the quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also, as discussed in our ‘03/’04 Annual Report, we have filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. We have also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things, that we have not infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business. We are vigorously pursuing this declaratory judgment action.

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