Form 10-Q/A
period 2005-03-31
TIDEL TECHNOLOGIES INC
filed 2005-11-30
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q/A

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to __________________

Commission file Number 000-17288

TIDEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2193593
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Wilcrest Drive, Suite 205
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 783-8200
______________________________

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,438,550	$258,120
Restricted cash	59,080	—
Trade accounts receivable, net of allowance of $32,614 and $6,230, respectively	5,808,258	1,313,918
Notes and other receivables, net of	21,831	1,016,167
Inventories	2,038,720	1,350,630
Prepaid expenses and other	285,284	135,240
Assets held for sale, net of accumulated depreciation of $4,127,513 and $3,977,412	6,134,294	5,910,752
Total current assets	15,786,017	9,984,827
Property, plant and equipment, at cost	1,185,375	1,151,898
Accumulated depreciation	(1,044,336)	(1,027,417)
Net property, plant and equipment	141,039	124,481
Other assets	904,142	668,936
Total assets	$16,831,198	$10,778,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities, net of debt discount of $0 and $725,259, respectively	$3,104,833	$183,692
Accounts payable	1,732,438	1,711,630
Accrued interest payable	2,061,301	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued expenses	3,690,998	1,384,675
Liabilities held for sale	1,885,262	2,523,022
Total current liabilities	12,474,832	8,161,086
Long-term debt, net of current maturities and debt discount of $5,599,141 and $5,767,988, respectively	947,555	28,709
Total liabilities	13,422,387	8,189,795
Commitments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,993,862	28,100,674
Accumulated deficit	(27,907,084)	(25,619,888)
Receivable from officer	(31,675)	(31,675)
Accumulated other comprehensive income (loss)	146,936	(34,924)
Total shareholders’ equity	3,408,811	2,588,449
Total liabilities and shareholders’ equity	$16,831,198	$10,778,244

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

Product Revenues

A breakdown of net sales by individual product line is provided in the following table, excluding discontinued operations:

	(Dollars in 000’s)
	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
CASH SECURITY BUSINESS	$4,294	$1,436	$10,344	$4,233
OTHER	451	207	914	446
	$4,745	$1,643	$11,258	$4,679

Gross Profit, Operating Expenses and Non-Operating Items

A comparison of certain operating information is provided in the following table:

	(Dollars in 000’s)
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Gross profit	$2,222	$504	$5,267	$1,648
Selling, general and administrative	1,318	1,201	2,567	2,407
Depreciation and amortization	9	10	17	21
Operating income/(loss)	$895	$(707)	$2,683	$(780)
Gain on extinguishment of debt	—	—	—	18,823
Gain on sale of securities	—	1,798	—	1,798
Interest expense, net	(1,165)	(1034)	(4,240)	(1,840)
Income/(Loss) from continuing operations	$(270)	$57	$(1,557)	$18,001
Income/Loss from discontinued operations	(862)	(218)	(730)	(192)
Net Income/(Loss)	$(1,132)	$(161)	$(2,287)	$17,809

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

	(Dollars in 000’s)
	March 31, 2005	September 30, 2004
Cash	$1,439	$258
Working capital (deficit)	3,311	1,824
Total assets	16,831	10,788
Total short-term notes payable and long-term debt, net of debt discount of $5,599 and $6,493, respectively	4,052	212
Shareholders’ equity	$3,409	$2,588

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

____________
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

ITEM 4	CONTROLS AND PROCEDURES

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

In conducting our evaluation of disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer made inquiries with accounting, administrative and operational personnel and reviewed the historical facts, including the Company’s failure to file its periodic reports on a timely basis. Our Chief Executive Officer and our Chief Financial Officer noted that the Company had failed to file any periodic report required to be filed under the Exchange Act from September 30, 2002 to February 1, 2005, on which date we filed our Form 10-K for the fiscal year ended September 30, 2002, which was more than two years late. Furthermore, it was noted that this Form 10-K for the fiscal years ended September 2003 and 2004, and the Company’s Forms 10-Q for the quarterly periods ended December 31, 2004 and March 31, 2005 were filed on August 1, 2005, were each at least several months delinquent. In their evaluation, our Chief Executive Officer and our Chief Financial Officer noted that the Company’s periodic reporting failure was caused by (1) limited financial and personnel resources at the times such forms were due that restricted our ability to compile our financial statements and cause such statements to be reviewed and/or audited by an independent registered public accounting firm when such forms were due and (2) the prolonged illness and death of our former Chairman, Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company had a significant deficiency in its disclosure controls and procedures related to timely periodic reporting and such controls and procedures were not effective as of the end of the quarter ended March 31, 2005.

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

(b) Changes in internal control over financial reporting

Following the evaluations discussed above and the identification of significant deficiencies, the Company took the actions and implemented the procedures described above. Other than the hiring of a new Chief Financial Officer to oversee the financial reporting process and the establishment of new guidelines for completion of periodic accounting and reporting tasks discussed above, there were no changes in our internal control over financial reporting that occurred in the quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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