Form 10-Q/A
period 2005-06-30
TIDEL TECHNOLOGIES INC
filed 2005-11-30
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

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

Registrant’s telephone number, including area code: (713) 783-8200
________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☑ NO ☐

The number of shares of Common Stock outstanding as of the close of business on Aug 9, 2005 was 20,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,332,201	$258,120
Trade accounts receivable	250,000	250,000
Other receivables	14,171	1,003,723
Prepaid expenses and other	18,112	42,153
Assets held for sale, (See Notes 2 and 3)	10,292,585	8,574,739
Total current assets	13,907,069	10,128,735
Property, plant and equipment, at cost	55,641	44,075
Accumulated depreciation	(41,463)	(37,871)
Net property, plant and equipment	14,178	6,204
Other assets	685,211	643,305
Total assets	$14,606,458	$10,778,244
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities, net of debt discount of $0 and $725,259, respectively	$2,550,000	$174,741
Accounts payable	287,081	331,576
Accrued interest payable	2,106,311	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued liabilities	386,715	326,675
Liabilities held for sale (See Notes 2 and 3)	5,950,314	4,998,736
Total current liabilities	11,280,421	8,189,795
Long-term debt, net of current maturities and debt discount of $4,672,836 and $5,767,988, respectively	1,170,152	—
Total liabilities	12,450,573	8,189,795
Commitments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,962,187	28,100,674
Accumulated deficit	(29,020,232)	(25,619,888)
Receivable from officer	—	(31,675)
Accumulated other comprehensive income (loss)	7,158	(34,924)
Total shareholders’ equity	2,155,885	2,588,449
Total liabilities and shareholders’ equity	$14,606,458	$10,778,244

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—
Selling, general and administrative	652,007	325,269	1,334,541	966,263
Depreciation and amortization	1,421	1,274	3,592	5,012
Operating loss	(653,428)	(326,543)	(1,338,133)	(971,275)
Other income (expense):
Gain on extinguishment of debt	—	—	—	18,823,000
Gain on sale of securities	—	119,520	—	1,918,012
Interest expense, net	(1,160,459)	(642,450)	(5,399,974)	(2,444,856)
Total other income (expense )	(1,160,459)	(522,930)	(5,399,974)	18,296,156
Income (loss) before taxes	(1,813,887)	(849,473)	(6,738,107)	17,324,881
Income tax (benefit)	—	(81,229)	—	(81,229)
Income (loss) from continuing operations	$(1,813,887)	$(768,244)	$(6,738,107)	$17,406,110
Discontinued operations (See Notes 2 and 3)	700,739	(959,075)	3,337,763	(1,324,137)
Net income (loss)	$(1,113,148)	$(1,727,319)	$(3,400,344)	$16,081,973
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.04)	$(0.33)	$1.00
Income (loss) from discontinued operations	0.03	(0.06)	0.17	(0.08)
Net income (loss)	$(0.06)	$(0.10)	$(0.16)	$0.92
Weighted average common shares outstanding	20,677,210	17,426,210	20,163,250	17,426,210
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.04)	$(0.33)	$0.42
Income (loss) from discontinued operations	0.03	(0.06)	0.17	(0.03)
Net income (loss)	$(0.06)	$(0.10)	$(0.16)	$0.39
Weighted average common and dilutive shares outstanding	20,677,210	17,426,210	20,163,250	40,939,919

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

The Sentinel products were introduced in 2002. The Sentinel product has all the functionality of the TACC, but has been designed to also reduce the risk of internal theft and increase in-store management efficiencies through its state-of-the-art integration with a store’s point-of-sale (“POS”) and accounting systems

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2005, the statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004, and the statements of cash flows for the nine months ended June 30, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2005. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in Comprehensive Annual Report on Form 10-K for the fiscal years ended September 30, 2003 and September 30, 2004 (the “‘03/’04 10-K”)

Status of Tidel Technologies, Inc.

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

We filed the fiscal 2002 Form 10-K on February 1, 2005, and we filed the ‘03/’04 10-K, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing.

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

An analysis of the discontinued operations of the ATM Business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $1,832,877 and $1,069,825, respectively	1,932,363	1,983,931
Inventories - Net of Allowance for obsolete inventories	4,876,652	3,432,828
Prepaid expenses and other	243,387	157,490
Total current assets	7,052,402	5,574,249
Property, plant and equipment, at cost	4,287,221	4,286,617
Accumulated depreciation	(4,175,868)	(3,977,412)
Net property, plant and equipment	111,353	309,205
Other assets	27,297	27,297
Total assets	$7,191,052	$5,910,751
LIABILITIES
Current Liabilities:
Accounts payable	$1,056,774	$1,686,732
Other accrued expenses	1,106,997	836,289
Total liabilities	$2,163,771	$2,523,021

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$4,734,044	$3,123,145	$11,833,366	$11,401,478
Cost of sales	3,650,721	2,310,712	8,550,479	8,370,251
Gross profit	1,083,323	812,433	3,282,887	3,031,227
Selling, general and administrative	1,367,879	1,135,244	4,151,213	3,191,014
Depreciation and amortization	48,355	90,195	194,281	361,803
Operating loss	(332,911)	(413,006)	(1,062,607)	(521,590)
Non-operating (income) expense	—	2,298	—	40,216
Net loss	$(332,911)	$(415,304)	$(1,062,607)	$(561,806)

3.	Discontinued Operations (Cash Security Business)

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

An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $32,614 and $6,230, respectively	600,377	1,076,362
Inventories	2,073,121	1,350,631
Prepaid expenses and other	279,513	93,087
Total current assets	2,953,011	2,520,080
Property, plant and equipment, at cost	1,134,745	1,091,197
Accumulated depreciation	(1,011,854)	(972,920)
Net property, plant and equipment	122,891	118,277
Other assets	25,631	25,631
Total assets	$3,101,533	$2,663,988
LIABILITIES
Current Liabilities:
Current maturities	$3,672	$8,951
Accounts payable	1,056,775	1,380,054
Other accrued expenses	2,697,387	1,058,001
Total current liabilities	3,757,834	2,447,006
Long-term debt, net of current maturities	28,709	28,709
Total liabilities	$3,786,543	$2,475,715

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$5,310,146	$1,495,737	$16,568,457	$6,174,821
Cost of sales	2,993,849	1,147,326	8,984,878	4,178,427
Gross profit	2,316,297	348,411	7,583,579	1,996,394
Selling, general and administrative	1,274,518	858,822	3,159,673	2,743,977
Depreciation and amortization	7,560	33,360	22,308	14,748
Operating income (loss)	1,034,219	(543,771)	4,401,598	(762,331)
Non-operating expense	570	—	1,227	—
Net income (loss)	$1,033,649	$(543,771)	$4,400,371	$(762,331)

4.	Long-term debt

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

We filed the fiscal 2002 Form 10-K on February 1, 2005, and we filed the ‘03/’04 10-K, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing.

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

We filed the fiscal 2002 Form 10-K on February 1, 2005, and we filed the ‘03/’04 10-K, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing.

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

Results of Operations

Operating Segments

We conduct business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
ATM BUSINESS	$4,734,044	$3,123,145	$11,833,366	$11,401,478
CASH SECURITY BUSINESS	5,310,146	1,495,737	16,568,457	6,174,821
TOTAL	$10,044,190	$4,618,882	$28,401,823	$17,576,299

Gross Profit, Operating Expenses and Non-Operating Items

Continued Operations

Due to the requirement to classify our only two product lines as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations is provided in the following tables:

CONTINUED OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,332,201	$258,120
Trade account receivable	250,000	250,000
Other receivables	14,171	1,003,723
Prepaid expenses and other	18,112	42,153
Total current assets	3,614,484	1,553,996
Property, plant and equipment, at cost	55,641	44,075
Accumulated depreciation	(41,463)	(37,871)
Net property, plant and equipment	14,178	6,204
Other assets	685,211	643,305
Total assets	$4,313,873	$2,203,505
LIABILITIES
Current Liabilities:
Current maturities of long-term debt, net of discount of $0 and $725,259, respectively	$2,550,000	$174,741
Accounts payable	287,081	331,576
Accrued expenses	2,493,026	2,684,742
Total current liabilities	5,330,107	3,191,059
Long-term debt, net of current maturities and debt discount of $4,672,836 and $5,767,988, respectively	1,170,152	—
Total liabilities	$6,500,259	$3,191,059

CONTINUED OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—
Selling, general and administrative	652,007	325,269	1,334,541	966,263
Depreciation and amortization	1,421	1,274	3,592	5,012
Operating loss	(653,428)	(326,543)	(1,338,133)	(971,275)
Gain on extinguishment of debt	—	—	—	18,823,000
Gain on sale of securities	—	119,520	—	1,918,012
Interest expense	(1,160,459)	(642,450)	(5,399,974)	(2,444,856)
Continuing income (loss) before taxes	(1,813,887)	(849,473)	(6,738,107)	17,324,881
Income tax benefit	—	(81,229)	—	(81,229)
Loss from continuing operations	$(1,813,887)	$(768,244)	$(6,738,107)	$17,406,110

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

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $1,832,877 and $1,069,825, respectively	1,932,363	1,983,931
Inventories	4,876,652	3,432,828
Prepaid expenses and other	243,387	157,490
Total current assets	7,052,402	5,574,249
Property, plant and equipment, at cost	4,287,221	4,286,617
Accumulated depreciation	(4,175,868)	(3,977,412)
Net property, plant and equipment	111,353	309,205
Other assets	27,297	27,297
Total assets	$7,191,052	$5,910,751
LIABILITIES
Current Liabilities:
Accounts payable	$1,056,774	$1,686,732
Other accrued expenses	1,106,997	836,289
Total liabilities	$2,163,771	$2,523,021

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$4,734,044	$3,123,145	$11,833,366	$11,401,478
Cost of sales	3,650,721	2,310,712	8,550,479	8,370,251
Gross profit	1,083,323	812,433	3,282,887	3,031,227
Selling, general and administrative	1,367,879	1,135,244	4,151,213	3,191,014
Depreciation and amortization	48,355	90,195	194,281	361,803
Operating loss	(332,911)	(413,006)	(1,062,607)	(521,590)
Non-operating (income) expense	—	2,298	—	40,216
Net loss	$(332,911)	$(415,304)	$(1,062,607)	$(561,806)

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

An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of $32,614 and $6,230, respectively	600,377	1,076,362
Inventories	2,073,121	1,350,631
Prepaid expenses and other	279,513	93,087
Total current assets	2,953,011	2,520,080
Property, plant and equipment, at cost	1,134,745	1,091,197
Accumulated depreciation	(1,011,854)	(972,920)
Net property, plant and equipment	122,891	118,277
Other assets	25,631	25,631
Total assets	$3,101,533	$2,663,988
LIABILITIES
Current Liabilities:
Current maturities	$3,672	$8,951
Accounts payable	1,056,775	1,380,054
Other accrued expenses	2,697,387	1,058,001
Total current liabilities	3,757,834	2,447,006
Long-term debt, net of current maturities	28,709	28,709
Total liabilities	$3,786,543	$2,475,715

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales	$5,310,146	$1,495,737	$16,568,457	$6,174,821
Cost of sales	2,993,849	1,147,326	8,984,878	4,178,427
Gross profit	2,316,297	348,411	7,583,579	1,996,394
Selling, general and administrative	1,274,518	858,822	3,159,673	2,743,977
Depreciation and amortization	7,560	33,360	22,308	14,748
Operating income (loss)	1,034,219	(543,771)	4,401,598	(762,331)
Non-operating expense	570	—	1,227	—
Net income (loss)	$1,033,649	$(543,771)	$4,400,371	$(762,331)

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

In conducting our evaluation of disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer made inquiries with accounting, administrative and operational personnel and reviewed the historical facts, including the Company’s failure to file its periodic reports on a timely basis. Our Chief Executive Officer and our Chief Financial Officer noted that the Company had failed to file any periodic report required to be filed under the Exchange Act from September 30, 2002 to February 1, 2005, on which date we filed our Form 10-K for the fiscal year ended September 30, 2002, which was more than two years late. Furthermore, it was noted that this Form 10-K for the fiscal years ended September 2003 and 2004, and the Company’s Forms 10-Q for the quarterly periods ended December 31, 2004 and March 31, 2005 were filed on August 1, 2005, were each at least several months delinquent. In their evaluation, our Chief Executive Officer and our Chief Financial Officer noted that the Company’s periodic reporting failure was caused by (1) limited financial and personnel resources at the times such forms were due that restricted our ability to compile our financial statements and cause such statements to be reviewed and/or audited by an independent registered public accounting firm when such forms were due and (2) the prolonged illness and death of our former Chairman, Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company had a significant deficiency in its disclosure controls and procedures related to timely periodic reporting and such controls and procedures were not effective as of the end of the quarter ended June 30, 2005.

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

(b) Changes in internal control over financial reporting

Following the evaluations discussed above and the identification of significant deficiencies, the Company took the actions and implemented the procedures described above. Other than the establishment of new guidelines for completion of periodic accounting and reporting tasks discussed above, there were no changes in our internal control over financial reporting that occurred in the quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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
______
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