Form 10-K
period 2005-09-30
TIDEL TECHNOLOGIES INC
filed 2006-01-18
CIK 842695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

common stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  * No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  * No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  * No  *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  * No  *

The aggregate market value of the 20,039,605 shares of common stock held by non-affiliates of the registrant based on the closing sale price on March 31, 2005 of $0.17 was $3,406,733. The number of shares of common stock outstanding as of the close of business on January 6, 2006 was 20,677,210.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TIDEL TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

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

On January 3, 2006, we completed the sale of our ATM business to NCR EasyPoint, LLC, as described below. On January 12, 2006, we entered into an asset purchase agreement with an entity controlled by certain members of our management pursuant to which we agreed to sell substantially all of the assets of our Cash Security business as described below

(b)	Financial Information about Operating Segments

We conduct business within one operating segment, principally in the United States.

(c)	Description of Business

We develop, manufacture, sell and support ATM products and Cash Security products. Sales of ATM and Cash Security products are generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. Sentinel products are often sold directly to end-users as well as distributors. We completed the sale of our ATM division on January 3, 2006 and executed an agreement to sell our Cash Security Business on January 12, 2006. See “Recent Developments - Sale of ATM Business and Sale of Cash Security Business and Related Agreements with Laurus”.

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

Bankruptcy of Credit Card Center (“CCC”), Impact on Liquidity and Additional Financing

After several months of unsuccessful efforts to remedy its financial difficulties, our former largest customer, JRA 222, Inc., d/b/a Credit Card Center (“CCC”), filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, we had accounts and a note receivable due from CCC totaling approximately $27.1 million, which were secured by a security interest in CCC’s accounts receivable, inventories and transaction income. However, NCR Corporation (“NCR”) and Fleet National Bank (“Fleet”) also had competing secured interest claims on the same assets and income of CCC, resulting in our security interest not adequately covering our liability claim. The proceeding was subsequently converted to a Chapter 7 proceeding and a Trustee was appointed in April 2002.

In September 2001, we recovered inventory from CCC in the approximate amount of $3.0 million; however, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, we increased our reserves to $24.1 million, which represented the total remaining balances of the trade accounts and note receivable due from CCC. In addition, we provided additional reserves of $500,000 due to uncertainties regarding the full recovery of our escrow deposits. At September 30, 2003, our remaining receivable from the escrow deposits was reduced to $250,000. In October 2005, an order for summary judgment was entered by the court, which confirmed that Fleet had a first lien on all of the assets of CCC followed by the liens of Tidel and NCR, respectively. In December 2006, we entered into a settlement agreement in the matter of Fleet v. Tidel Engineering L.P., et al, whereby we received a cash payment of $430,000 in exchange for an assignment of our claims to NCR and a waiver of our rights to any future payments from such claims.

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

In connection with the closing of the Financing, all outstanding litigation including, without limitation, the Montrose Litigation, was dismissed, and a revolving credit facility with a bank (the “Revolving Credit Facility”) was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal years ended September 30, 2003 and 2004.

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

On November 26, 2004, we completed a $3,350,000 financing transaction (the “Additional Financing”) with Laurus pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus, dated as of November 26, 2004 (the “2004 SPA”). The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010 based on the market value on November 26, 2004. We also increased the principal balance of the original note by $292,987 for unpaid accrued interest as of August 1, 2004 which included $226,312 of interest at the default rate of 18%. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

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

We filed the Form 10-K for the fiscal year ended September 30, 2002 on February 1, 2005, and we filed the Form 10-K for the fiscal years ended September 30, 2003 and 2004, the Form 10-Q for the quarter ending December 31, 2004 and the Form 10-Q for the quarter ended March 31, 2005 on Monday, August 1, 2005, which was in accordance with the requirements of the Additional Financing. We also filed the Form 10-Q for the quarter ended June 30, 2005 on a timely basis on August 19, 2005.

Laurus Reorganization Fee

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

Upon closing of the Cash Security Business Sale (as defined below), we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million.

As of September 30, 2005, we had approximately $8.2 million face value of outstanding debt, or $4.4 million after debt discount of approximately $3.7 million. Of the $8.2 million total outstanding debt at September 30, 2005, $6.0 million represented the outstanding balance of the Financing, and $0.6 million and $1.5 million represented the outstanding respective balances of two term notes in connection with the Additional Financing together with accrued but unpaid interest.

At September 30, 2005, we had $1,250,000 available for borrowing under the Purchase Order Note through November 26, 2005, as part of the Additional Financing in November 2004. The Maturity date was extended to the earlier of the ATM Asset Sale or February 28, 2006.

Recent Developments

Sale of ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a/ NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.8 million.

We have classified our ATM business as Assets Held for Sale as of September 30, 2005.

Sale of Our Cash Security Business and Related Agreements with Laurus

We entered into an asset purchase agreement, dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security Business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the first quarter of 2006.  The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement

Upon closing of the Cash Security Business Sale, we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million. See Part I, Item 1(c), “Laurus Reorganization Fee” for more information.

In connection with the Cash Security Asset Purchase Agreement and pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds shares representing approximately 49.8% of our common stock.

On January 12, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, the Company paid a prepayment penalty to Laurus in the amount of $59,180.

In addition, in connection with the Cash Security Asset Purchase Agreement, and pursuant to the terms of a stock redemption agreement we entered into with Laurus at such time, we have agreed to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of Company common stock held by Laurus at a per share price not less than $.20 per share nor greater than $.34 per share following the determination of the Company’s assets in accordance with the formula set forth below.

The stock redemption agreement with Laurus provides that the purchase price (the “Purchase Price”) for the shares of our common stock to be repurchased from Laurus (the “Laurus Shares”) shall consist of the Per Share Price (as defined below) multiplied by the number of Laurus Shares. The “Per Share Price” shall equal the quotient obtained by dividing (1) the value on the closing date under the Cash Security Asset Purchase Agreement of (A) the sum of the value of all assets of the Company that would be valued by the Company in connection with a liquidation of the Company following the closing of the Cash Security Business Sale (after giving effect to such closing), including, but not limited to: (i) all cash and cash equivalents held by the Company, (ii) all marketable securities held by the Company, and (iii) all other remaining tangible and intangible assets held directly or indirectly by the Company valued at fair market value minus (B) the sum of (i) all fees and expenses of the Company and its subsidiaries in connection with the ATM Business Sale and the Cash Security Business Sale incurred through the closing date of the Cash Security Business Sale, (ii) all payments and obligations due to, or on behalf of, present and former employees of the Company and its subsidiaries incurred through the closing date of the Cash Security Business Sale, (iii) all amounts paid or payable to Laurus pursuant to the Agreement Regarding NCR Transaction and Other Assets Sales dated as of November 26, 2004 by and between the Company and Laurus, (iv) all other liabilities of the Company and its subsidiaries, (v) payments due to independent directors of the Company in an aggregate amount not to exceed $400,000, and (vi) a good faith estimate of the costs and expenses which would be incurred in connection with the liquidation of the Company including, without limitation, legal fees, directors and officers insurance, all fees and expenses relating to SEC and governmental filings and related expenses, by (2) the total number of shares of Common Stock outstanding on the closing date of the Cash Security Business Sale. Notwithstanding the foregoing, the Per Share Price shall not be less than $.20 per share nor greater than $.34 per share.

Following such share repurchase, Laurus will cease to hold any equity interest in the Company. If the Cash Security Business Sale does not occur by March 31, 2006, then pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus at the same time as the Cash Security Asset Purchase Agreement, we have agreed to immediately redeem from Laurus the 18,000,000 shares of our common stock issued to Laurus in connection with the Cash Security Asset Purchase Agreement and Laurus’ conversion of our debt at a redemption price of $5,400,000.

Customers

Only one customer accounted for more than 10% of net sales for the fiscal years ended 2005, 2004 and, 2003. No one customer accounted for more than 10% of net sales for the fiscal year ended 2004.

Our compliance with federal, state and local environmental protection laws during 2005, 2004, and 2003 had no material effect upon our capital expenditures, earnings or competitive position. As of September 30, 2005, it was not expected that compliance with such laws would have a material effect upon our capital expenditures, earnings or the competitive position in future years.

Employees

At September 30, 2005 and 2004, we employed approximately 107 people. On January 1, 2006, 56 employees associated with our ATM Business personnel became employees of NCR EasyPoint following the closing of the ATM Business Sale.

Company Information and Website

Our principal executive offices are located at 2900 Wilcrest Drive, Suite 205, Houston, Texas 77042. Our telephone number is (713) 783-8200. The Internet address of our principal operating subsidiary’s website is www.tidel.com. Copies of the annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available on our subsidiary’s web site free of charge. The information posted on our web site is not incorporated into this Annual Report.

(e)	Financial Information about Geographic Areas

The vast majority of our sales in fiscal 2005 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 14%, 16% and 25%, in the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Substantially all of our assets were located within the United States during fiscal year 2005 and 2004, and are still located in the United States today. Inventory in transit related to sales to customers outside the United States can be in foreign countries prior to receipt by the customer.

ITEM 1A.	RISK FACTORS

There are several risks inherent in our business including, but not limited to, the following:

Existing shareholders’ ownership in the Company will be significantly diluted.

Following Laurus’s conversion as of January 12, 2006 of $5,400,000 of Company debt into 18,000,000 new shares, Laurus holds an aggregate 19,251,000, or 49.8%, of our outstanding shares.

For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about these transactions.

Upon closing of the Cash Security Business Sale, we will owe a substantial Reorganization Fee to Laurus

As a condition of the Additional Financing, we entered into an agreement with Laurus whereby we agreed to pay a Reorganization Fee of at least $2,000,000. The agreement provides that the net proceeds of an asset sale to the party named therein shall be applied to our obligations under the Financing and the Additional Financing, but not to the Reorganization Fee, and that the net proceeds of any subsequent sales of assets or equity consummated on or prior to the fifth anniversary of the date of the agreement shall be applied first to such obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5%, as set forth in the agreement. Accordingly, the Reorganization Fee could be a substantially higher amount based upon a percentage of the proceeds of any company sale, as specified in the asset sales agreement. Even in the event that we repay all of the notes payable outstanding to Laurus in full, the proceeds from any Company sale would first be reduced by the Reorganization Fee, which would have the same effect as diluting the existing shareholders’ ownership. The purchase price of the Cash Security Business Sale will be subject to the Reorganization Fee.

Upon closing of the Cash Security Business Sale, we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million.

For more information, see Part I, Item 1(c), “Laurus Reorganization Fee” and item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Reorganization Fee and other transactions with Laurus.

Upon closing of the Cash Security Business Sale, we will cease to have operations.

Following the consummation of the ATM Business Sale on January 3, 2006 and the expected closing of the Cash Security Business Sale in the first quarter of 2006, we will have no remaining operations and no employees.

Our future success is uncertain due to our lack of liquidity and financial situation at present.

Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, under-absorbed fixed costs associated with the production facilities, and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. See “Liquidity and Capital Resources” under Item 7 for detailed discussion of these financing transactions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for information on the purchase order financing facility. There can be no assurance that this facility will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future. If we need to seek additional financing, there can be no assurances that we will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon our financial condition.

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

We have sold our ATM Business and signed an agreement to sell our Cash Security Business. Until the closing of that transaction, or if that transaction should fail to close, our business strategies may fail and our quarterly and annual operating results may vary significantly from period to period depending on:

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

The problems and issues facing our future business ventures could significantly strain our limited personnel, management, financial controls and other resources. Our ability to manage any future complications effectively will require us to hire new employees, to integrate new management and employees into our overall operations and to continue to improve our operational, financial and management systems, controls and facilities. Our failure to handle the issues we face effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our business, results of operations and financial condition.

The markets for our products are every competitive and, if we fail to adapt our products and services, we will lose customers and fail to compete effectively.

 Our direct competitors for our TACC products include FireKing Industries, Armor Safe Company and AT Systems. Sales of Sentinel cash security systems are currently confined to a small number of customers. The loss of a single customer could have an adverse affect on TACC sales.

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

ITEM 2.	PROPERTIES

We relocated our corporate offices on October 1, 2003 into an approximately 2,100 square foot space. On June 1, 2005, we renewed the lease for these offices for a term of seven months which expires December 31, 2005, with an option to lease on a month-to-month basis thereafter. We believe that our present leased space is suitable for our needs.

The manufacturing, engineering and warehouse operations of Tidel Engineering, L.P. are located in two nearby facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in February 2006 with an option to extend for three years. This lease was assumed by NCR EasyPoint pursuant to the NCR Asset Purchase Agreement, discussed further in Part I, Item 1 of this Annual Report.

At September 30, 2005 and 2004, we owned tangible property and equipment with a cost basis of approximately $5.5 million and $5.4 million, respectively which included assets held for sale from discontinued operations.

ITEM 3.	LEGAL PROCEEDINGS

Bankruptcy of Credit Card Center (“CCC”), Impact on Liquidity and Additional Financing

After several months of unsuccessful efforts to remedy its financial difficulties, our former largest customer, CCC, filed for protection under Chapter 11 of the United States Bankruptcy Code on June 6, 2001. At that time, we had accounts and a note receivable due from CCC totaling approximately $27.1 million, which were secured by a security interest in CCC’s accounts receivable, inventories and transaction income. However, NCR Corporation (“NCR”) and Fleet National Bank (“Fleet”) also had competing secured interest claims on the same assets and income of CCC, resulting in our security interest not adequately covering our liability claim. The proceeding was subsequently converted to a Chapter 7 proceeding and a Trustee was appointed in April 2002.

In September 2001, we recovered inventory from CCC in the approximate amount of $3.0 million; however, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, we increased our reserves to $24.1 million, which represented the total remaining balances of the trade accounts and note receivable due from CCC. In addition, we provided additional reserves of $500,000 due to uncertainties regarding the full recovery of our escrow deposits. At September 30, 2003, our remaining receivable from the escrow deposits was reduced to $250,000. In October 2005, an order for summary judgment was entered by the court, which confirmed that Fleet had a first lien on all of the assets of CCC followed by the liens of Tidel and NCR, respectively. In December 2006, we entered into a settlement agreement in the matter of Fleet v. Tidel Engineering L.P., et al, whereby we received a cash payment of $430,000 in exchange for an assignment of our claims to NCR and a waiver of our rights to any future payments from such claims.

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

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Tidel Engineering, L.P. infringes on one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. Tidel Engineering, L.P. is vigorously defending this litigation.

Subsequently we filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. filed a motion to transfer the Illinois case to the Eastern District of Texas. On August 15, 2005, The Court ordered the transfer of this case to the Northern District of Texas. We also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things that we have not infringed on CSS's `281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business. We are vigorously pursuing this declaratory judgment action.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

Our common stock is currently traded over-the-counter on the Pink Sheets under the symbol “ATMS.PK.” From March 26, 2002 through March 26, 2003, our common stock traded on the Nasdaq SmallCap Market. From August 16, 2000 through March 25, 2002, our common stock traded on the Nasdaq National Market. The following table sets forth the quarterly high and low bid information for our common stock for the three-year period ended September 30, 2005. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2005		2004		2003
Fiscal Quarter Ended	High	Low	High	Low	High	Low
December 31,	$.72	$.45	$.78	$.33	$.61	$.35
March 31,	.47	.14	.75	.47	.43	.17
June 30,	.36	.12	.96	.65	.21	.16
September 30,	.50	.27	.80	.59	.42	.17
Fiscal Year	.72	.12	.96	.33	.61	.16

On January 21, 2003, we received notice from The Nasdaq Stock Market, Inc. that, as a result of our 10-K filing deficiency, we had failed to comply with the requirements for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(14), and that our securities were subject to delisting. We had previously received notice that we failed to comply with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). On February 14, 2003, we received a third notice from The Nasdaq Stock Market, Inc., which stated we had failed to comply with the minimum shareholders’ equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B). On February 20, 2003, we had an oral hearing before the Nasdaq Listing Qualifications Panel to review these three compliance deficiencies. On March 25, 2003, we were notified by the Nasdaq Listing Qualifications Panel that our common stock would be delisted from the Nasdaq SmallCap Market effective March 26, 2003. Effective at the opening of business on March 26, 2003, our common stock began trading over-the-counter on the Pink Sheets under the ticker symbol “ATMS.PK”.

(b)	Holders

As of November 30 2005, there were approximately 1,077 holders on record of our common stock.

(c)	Dividends

We have not paid any dividends in the past, and do not anticipate paying dividends in the foreseeable future. From September 30, 2002 until November 25, 2003, our wholly-owned subsidiary, Tidel Engineering, L.P., was restricted from paying dividends to us pursuant to the subsidiary’s revolving credit agreement with a bank in effect at that time. Since November 25, 2003, we have been restricted from paying dividends pursuant to our financing arrangements with Laurus. For additional information about our arrangements with Laurus, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We adopted the Tidel Technologies, Inc. 1997 Long-Term Incentive Plan (the “1997 Plan”) effective July 15, 1997. The 1997 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees or directors or our subsidiaries. Under the 1997 Plan, up to 2,000,000 shares of common stock may be awarded. The number of shares issued or reserved pursuant to the 1997 Plan (or pursuant to outstanding awards) are subject to adjustment on account of mergers, consolidations, reorganization, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate, or lapse, will again be available for grant under the 1997 Plan. Our predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the “1989 Plan”), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of common stock, of which none were outstanding at September 30, 2005 and 50,000 were outstanding at September 30, 2004.

The following table provides information regarding common stock authorized for issuance under our compensation plans as of September 30 of 2005.

Equity Compensation Plan Information

As of September 30, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,099,810	$1.22	855,890
Equity compensation plans not approved by security holders	—	—	—
Total	1,099,810	$1.22	855,890

(e)	Recent Sales of Unregistered Securities

At September 30, 2005, we had outstanding warrants to purchase 5,890,000 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.30 to $0.67 per share and, if exercised, would generate proceeds to us of approximately $2,035,500.

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

In November 2003, we issued warrants in connection with the Laurus Financing discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report. The financing comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures. See further discussion in Note 10, “Laurus Financing” in Part IV, “Notes to Consolidated Financial Statements” of this Annual Report.

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

The Consolidated Financial Statements for 2001 through 2002 were audited by KPMG LLP. The Consolidated Financial Statements for 2003 through 2005 were audited by Hein & Associates LLP.

	Years Ended September 30,
SELECTED STATEMENT OF OPERATIONS DATA:(1)	2005	2004	2003	2002	2001
Net income (loss)(2)	$(3,286)	$11,318	$(9,237)	$(14,078)	$(25,942)
Net income (loss) per share:
Basic	(.16)	.65	(0.53)	(0.81)	(1.49)
Diluted	(.16)	.37	(0.53)	(0.81)	(1.49)

	As of September 30,
SELECTED BALANCE SHEET DATA:(1)	2005	2004	2003	2002	2001
Current assets	$16,908	$10,129	$11,773	$17,263	$28,797
Current liabilities	13,177	8,190	32,109	28,487	28,547
Working capital (deficit)	3,731	1,939	(20,336)	(11,224)	250
Total assets	17,537	10,778	14,430	19,907	33,837
Total short-term notes payable and long-term debt (net of discount)	4,421	175	2,279	20,000	23,424
Shareholders’ equity (deficit)	2,263	2,588	(17,679)	(8,580)	5,194

(1)	All amounts are in thousands, except per share dollar amounts.

(2)	Income tax expense (benefit) was $0, $(81,229), $0, $(293,982), and $(3,416,030) , for the years ended September 30, 2005, 2004, 2003, 2002, and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	General

Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 1, 2006, the Company completed the sale of substantially all of the assets of its ATM business division to NCR EasyPoint pursuant to the NCR Asset Purchase Agreement (the “ATM Sale”). The total purchase price was $10.4 million of which $8.2 million was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding loans from Laurus Master Fund, Ltd. (“Laurus”). See “Liquidity and Capital Resources” under this item for a detailed discussion of these financing transactions.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values. During the fiscal year ended 2003, we increased our reserve by $615,000 and we increased our reserve by $614,611 in 2004. At September 30, 2005, our reserve was reduced by $1,799,442 as a result of the ATM Asset sale to NCR. NCR paid full value for all slow moving inventory items pursuant to the Asset Purchase Agreement. Our reserve generally fluctuates based on the level of production and the introduction of new models.

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

Accounts Receivable

We have significant investments in billed receivables as of September 30, 2005 and 2004. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of September 30, 2005 and 2004, the allowance for doubtful contract receivables was $1,132,000 and $1,076,000, respectively, all includes the Assets Held for Sale .

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

We will adopt SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $19,433 in 2005, a decrease to net income of approximately $1,392 in 2004, and an increase to our net loss of $15,363. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1 of the Notes to Consolidated Financial Statements.

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

Effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), changed the criteria for determining when the disposal or sale of certain assets meets the definition of “discontinued operations.” At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the February 19, 2005 Asset Purchase Agreement of the ATM division with NCR. For additional discussion, see Note 2, “Liquidity” in Part IV, “Notes to Consolidated Financial Statements” for more information. We have concluded that we will be required to report the ATM assets of this sale as discontinued operations net of any applicable income taxes for the fiscal year 2005.

(c)	Results of Operations

Operating Segments

We conduct business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	(dollars in 000’s)
	2005	2004	2003
ATM Business	$15,498	$15,047	$10,435
Cash Security Business:
TACC	5,269	5,631	4,433
Sentinel	12,468	972	1,827
Parts & Other	1,698	864	1,099
Total Cash Security Business	$19,435	$7,467	$7,359

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the requirement to classify our only two product lines as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,003,663	$258,120
Trade account receivable	250,000	250,000
Other receivables	12,965	1,003,723
Prepaid expenses and other	170,231	42,153
Total current assets	1,436,859	1,553,996
Property, plant and equipment, at cost	55,641	44,075
Accumulated depreciation	(42,848)	(37,871)
Net property, plant and equipment	12,793	6,204
Other assets	615,763	643,305
Total assets	$2,065,415	$2,203,505
LIABILITIES
Current Liabilities:
Current maturities of long-term debt, net of discount of $0 and $725,259, respectively	$2,325,000	$174,741
Accounts payable	431,876	331,576
Accrued interest payable	2,135,852	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued liabilities	290,871	326,675
Total current liabilities	5,183,599	3,191,059
Long-term debt, net of current maturities and debt discount of $3,746,531 and $5,767,988, respectively	2,096,457	—
Total liabilities	$7,280,056	$3,191,059

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2005	2004	2003
Revenues	$—	$—	$—
Selling, general and administrative	1,805,484	2,011,257	1,889,907
Depreciation and amortization	4,977	4,146	10,742
Operating loss	(1,810,461)	(2,015,403)	(1,900,649)
Gain on extinguishment of debt	—	18,823,000	—
Gain on sale of securities	—	1,918,012	—
Interest expense	(6,549,069)	(4,200,668)	(2,466,536)
Continuing income (loss) before taxes	(8,359,530)	14,524,941	(4,367,185)
Income tax benefit	—	(81,229)	—

Net Income (loss) from continuing operations	$(8,359,530)	$14,606,170	$(4,367,185)

Year Ended September 30, 2005 Compared with the Year Ended September 30, 2004

Selling, general and administrative expenses for the year ended September 30, 2005 were $1,805,484, which is a decrease of approximately 10% from the year ended September 30, 2004. The decrease is primarily related todue to changes related to the resolution of officer notes in 2004 partially offset by increased accounting fees in 2005.

Depreciation and amortization for the year ended September 30, 2005 and 2004 was $4,977 and $4,146, respectively.

Interest expense was $6,549,069 for the year ended September 30, 2005 compared with $4,200,668 for the year ended September 30, 2004. The increase is a result of additional charges related to the Additional Financing and the amortization of the debt discount related to the Laurus debt.

Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net income (loss) from continuing operations of $(8,359,530) and $14,606,170 for the years ended September 30, 2005 and 2004, respectively. The significant decrease in operating profit was due to a gain on early extinguishment of debt of approximately $18.8 million recorded during the fiscal year ended September 30, 2004.

Year Ended September 30, 2004 Compared with the Year Ended September 30, 2003

Selling, general and administrative expenses for the year ended September 30, 2004 were $2,011,257, which is a decrease of approximately 11% from the year ended September 30, 2003. The decrease is primarily related to reduced legal, accounting, and audit-related costs.

Depreciation and amortization for the year ended September 30, 2004 and 2003 was $4,146 and $10,742, respectively.

Interest expense was $4,200,668 for the year ended September 30, 2004 compared with $2,466,536 for the year ended September 30, 2003. The increase is a result of Additional Financing and the amortization of the debt discount related to the Laurus debt.

Income tax expense (benefit). In assessing the reliability of deferred tax asset, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net income (loss) from continuing operations of $14,606,170 and $(4,367,185) for the years ended September 30, 2004 and 2003, respectively. The significant increase in operating profit was due to a gain on early extinguishment of debt of $18.8 million recorded during the fiscal year ended September 30, 2004.

Discontinued Operations (ATM Business)

We committed to a plan to sell the ATM Business during the first quarter ended December 31, 2004.

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a/ NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.8 million.

We have classified our ATM business as Assets Held for Sale as of September 30, 2005.

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

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $1,125,000 and $1,070,000, respectively	2,310,262	1,983,931
Inventories	7,323,439	3,432,828
Prepaid expenses and other	392,972	157,490
Total current assets	10,026,673	5,574,249
Property, plant and equipment, at cost	4,337,677	4,286,617
Accumulated depreciation	(4,216,152)	(3,977,412)
Net property, plant and equipment	121,525	309,205
Other assets	27,297	27,297
Total assets	$10,175,495	$5,910,751
LIABILITIES
Current Liabilities:
Accounts payable	$1,681,288	$1,686,732
Other accrued expenses	1,814,634	836,289
Total liabilities	$3,495,922	$2,523,021

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2005	2004	2003
Net sales	$15,497,834	$15,047,292	$10,435,118
Cost of sales	9,508,120	11,762,082	9,675,580
Gross profit	5,989,714	3,285,210	759,538
Selling, general and administrative	4,768,880	4,709,478	3,944,795
Depreciation and amortization	255,967	292,543	647,640
Operating loss	964,867	(1,716,811)	(3,832,897)
Non-operating (income) expense	—	16,456	66,581
Net income (loss)	$964,867	$(1,733,267)	$(3,899,478)

Year ended September 30, 2005 Compared with Year Ended September 30, 2004

Net Sales from the ATM business were $15,497,834 for the year ended September 30, 2005, representing an increase of 3% from net sales of $15,047,292 for the year ended September 30, 2004. The increase was a result of the slight increase in sales of ATM machines. We sold 3,646 ATM units during Fiscal 2005 compared with 3,488 units sold during Fiscal 2004.

Gross profit on net sales for the year ended September 30, 2005 increased $2,704,504 from a year ago. Gross profit as a percentage of sales was 39% and 22% for the year ended September 30, 2005 and 2004, respectively. The increase in gross profit is primarily related to the reversal of $1.8 million in obsolete inventory reserve in 2005 and the opposite result of $615,000 recognized in 2004.

Selling, general and administrative expenses for the year ended September 30, 2005 increased 1% compared with the year ended September 30, 2004. The increase is primarily related to costs associated with our marketing efforts.

Depreciation and amortization for the year ended September 30, 2005 and 2004 was $255,967 and $292,543, respectively.

The ATM business recorded a net income (loss) of $964,867 and $(1,733,267) for the year ended September 30, 2005 and 2004, respectively.

Year ended September 30, 2004 Compared with Year Ended September 30, 2003

Net Sales from the ATM business were $15,047,292 for the year ended September 30, 2004, representing an increase of 30% from net sales of $10,435,118 for the year ended September 30, 2003. This was primarily a result of the increase in sales of ATM machines. We sold 3,450 ATM units during Fiscal 2004 compared with 2,307 units sold during Fiscal 2003.

Gross profit on net sales for the year ended September 30, 2004 increased $2,525,672 from a year ago. Gross profit as a percentage of sales was 22% and 7% for the year ended September 30, 2004 and 2003, respectively. Such increases primarily arose from production efficiencies and the fixed manufacturing overhead expenses being allocated to more units produced during the year, both of which resulted in lower unit costs assigned to each unit of product sold and the reduction of indirect labor due to a reduction of personnel.

Selling, general and administrative expenses for the year ended September 30, 2004 increased 19% compared with the year ended September 30, 2003. The increase is primarily related to costs associated with our marketing efforts attributed to the sales of the Sentinel Units.

Depreciation and amortization for the year ended September 30, 2004 and 2003 was $292,543 and $647,640, respectively. The decrease is primarily a result of assets being fully depreciated during the year.

The ATM business recorded a net income (loss) of $(1,733,267) and $3,899,478 for the year ended September 30, 2004 and 2003, respectively.

Discontinued Operations (Cash Security Business)

We entered into an asset purchase agreement dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”) with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the first quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement.

Upon closing of the Cash Security Business Sale we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million. See Part I, item 1(c), “Laurus Reorganization Fee” for more information.

We have classified the Cash Security Business as Assets Held for Sale as of September 30, 2005 and 2004.

An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $7,500 and $6,200, respectively	1,856,523	1,076,362
Inventories	3,137,818	1,350,631
Prepaid expenses and other	198,057	93,087
Total current assets	5,192,398	2,520,080
Property, plant and equipment, at cost	1,097,604	1,091,197
Accumulated depreciation	(1,020,015)	(972,920)
Net property, plant and equipment	77,589	118,277
Other assets	25,631	25,631
Total assets	$5,295,618	$2,663,988
LIABILITIES
Current Liabilities:
Current maturities	$1,852	$8,951
Accounts payable	1,397,394	1,380,054
Other accrued expenses	3,069,278	1,058,001
Total current liabilities	4,468,524	2,447,006
Long-term debt, net of current maturities	28,708	28,709
Total liabilities	$4,497,232	$2,475,715

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

		Year Ended September 30,
	2005	2004	2003
Net sales	$19,435,222	$7,467,194	$7,359,181
Cost of sales	10,870,947	5,350,108	4,936,867
Gross profit	8,564,275	2,117,086	2,422,314
Selling, general and administrative	4,449,550	3,550,491	3,184,314
Depreciation and amortization	29,868	84,008	141,473
Operating income (loss)	4,084,857	(1,517,413)	(903,473)
Non-operating expense	(23,884)	37,918	66,581
Net income (loss)	$4,108,741	$(1,555,331)	$(970,054)

Year ended September 30, 2005 Compared with year ended September 30, 2004

Net Sales from the Cash Security Business were $19,435,222 for the year ended September 30, 2005, representing an increase of $11,968,028 from net sales of $7,467,194 for the year ended September 30, 2004. The improvement is directly related to an increase in sales of the Sentinel units to a national convenience store operator.

Gross profit on product sales for the year ended September 30, 2005 increased $6,447,189 from the year ended September 30, 2004. Gross profit as a percentage of sales was 44% for the year ended September 30, 2005, compared to only 28% for the year ended September 30, 2004. The improvement is directly related to an increase in the volume of Sentinel units produced during the fiscal year ended September 30, 2005.

Selling, general and administrative expenses for the year ended September 30, 2005 increased $899,059 or 25% from the year ended September 30, 2004. This is primarily related to costs associated with our marketing efforts related to the Sentinel Product.

Depreciation and amortization for the year ended September 30, 2005 and 2004 was $29,868 and $84,008, respectively.

Year ended September 30, 2004 Compared with year ended September 30, 2003

Net Sales from the Cash Security Business were $7,467,194 for the year ended September 30, 2004, representing an increase of $108,013 from net sales of $7,359,181 for the year ended September 30, 2003. The slight improvement is directly related to an increase in sales of the Sentinel units to a national convenience store operator.

Gross profit on product sales for the year ended September 30, 2004 decreased $305,228 from the year ended September 30, 2003. Gross profit as a percentage of sales was 28% for the year ended September 30, 2004, compared to 33% for the year ended September 30, 2003. The decrease was related to increased manufacturing costs during the fiscal year ended September 30, 2004.

Selling, general and administrative expenses for the year ended September 30, 2004 increased $366,177 or approximately 11% from the year ended September 30, 2003. This is primarily related to costs associated with our marketing efforts related to the Sentinel Product.

Depreciation and amortization for the year ended September 30, 2004 and 2003 was $84,008 and $141,473, respectively.

(d)	Liquidity and Capital Resources

Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 1, 2006, the Company completed the sale of substantially all of the assets of its ATM business division to NCR EasyPoint pursuant to that Asset Purchase Agreement (the “ATM Sale”). The total purchase price was $10.4 million of which $8.2 million was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding loans from Laurus Master Fund, Ltd. (“Laurus”).

	(dollars in 000’s)
	2005	2004	2003
Cash	$1,004	$258	$915
Restricted cash	—	—	2,200
Working capital (deficit)	3,731	1,939	(19,802)
Total assets	17,537	10,778	14,430
Shareholders’ equity (deficit)	2,263	2,588	(17,679)

Cash Flows

Cash used in operations was $(462,324) for 2005 compared with cash used in operations of $(2,825,316) for 2004, and cash used operations of $(635,980) for 2003. The cash used in operations during fiscal 2005 and fiscal 2004 was primarily attributable to the Operating Losses, the increase in trade accounts receivable and the delays in collection of these receivables.

Working Capital

As of September 30, 2005, we had a working capital of $3,731,219, compared with a working capital of $1,938,940 at September 30, 2004. The increase in working capital was primarily a result of the increase in sales of the Sentinel product line.

Indebtedness

The Laurus Financings

On November 25, 2003, we completed the Financing, a $6,850,000 financing transaction with Laurus pursuant to the 2003 SPA. The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to the two Holders thereof in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and Convertible Debentures held by the Holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to this Financing. See further discussion in Part IV, Item 12, “Notes to the Consolidated Financials”. In March 2004, the $400,000 note was repaid in full.

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

On January 12, 2006, the proceeds from the ATM Sale to NCR were applied to the repayment of approximately $2,455,000 of indebtedness to Laurus and Laurus’ remaining indebtedness of $5,745,000 was converted into 18,250,000 shares of our common stock.

For more information about the Financing and the Additional Financing, see Part I, Item 1, “Business — Recent Developments” of this Annual Report.

The Cash Security Asset Purchase Agreement:

We entered into an asset purchase agreement, dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the first quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement.

Upon closing of the Cash Security Business Sale we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million. See Part I, Item 1(c), “Laurus Reorganization Fee” for more information.

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

The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. As of September 30, 2004, we had an outstanding balance of approximately $720,000 related to this facility. Notwithstanding our current commitment to aggressively pursue our rights to collect the outstanding balance of the facility and in view of the uncertainty of the ultimate outcome, we recorded a reserve in the amount of approximately $185,000 during the quarter ended September 30, 2004 due to the payment delinquency of the invoices related to 2004 billings. During 2005, we increased the reserve to approximately $830,000 due to the payment delinquency of the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we have reserved a total of $830,000 as of July 31, 2005. We have also received a commitment commencing August 5, 2005 from the distributor to submit at least approximately $35,000 per week until the balance is paid in full. We have received approximately $560,000 consisting of 16 weekly payments reducing the accounts receivable balance.

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December of 2005, therefore, reducing the receivable by an additional $300,000 resulting in a balance of $833,000 at January 05, 2006.

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

The Development Agreement

In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2004, we had credited back approximately $122,100 to the retailer resulting in an accrued liability of $529,400 for the benefit of the Retailer. As of September 30, 2005, the accrued balance was $529,400.

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

Investment in 3CI Complete Compliance Corporation

We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”) a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. As of September 30, 2004, we continue to own 698,889 shares of the common stock of 3CI. We have no immediate plan for the disposal of these shares. At September 30, 2004, all the shares were pledged to secure borrowings in connection with the Financing. See Note 7, “Investment in 3CI” to “Notes to the Consolidated Financial Statements” in Part IV of this Annual Report. The value of the investment in 698,889 shares of 3CI was written down and was marked to the market values of $209,539 ($0.30 per share), $244,462 ($0.35 per share), and $279,556 ($0.40 per share) at September 30, 2003, 2004, and 2005 respectively.

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

The following table summarizes our contractual cash obligations:

PAYMENTS DUE BY PERIOD

	2006	2007	2008	2009	2010	Thereafter
Long-term debt, including current portion(1)	3,000,000	3,667,988	1,500,000	—	—	—
Total	$3,000,000	$3,667,988	$1,500,000	$—	$—	$—

(1)	Long-term debt including current maturities and debt discount was $8,167,988 as of September 30, 2005 and $5,942,729 as of September 30, 2004.

Operating Leases — We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases, which expire in the years up through 2006. Rental expense under these leases for the years ended September 30, 2005, 2004 and 2003 was approximately $531,992, $519,292 and $512,519, respectively.

Purchase Obligations — Pursuant to an agreement with a supplier, we were obligated to purchase certain raw materials with an approximate cost of $952,000 before December 31, 2002. Subsequent to September 30, 2002, the terms of the purchase obligation were amended to extend the purchase date and revise the purchase prices. This agreement terminated on March 31, 2004.

Planned capital expenditures for 2006 are estimated to be approximately $200,000. These expenditures will depend upon available funds, levels of orders received and future operating activity.

Research and Development Expenditures

Our research and development expenditures for fiscal 2005, 2004, and 2003 were approximately $2,060,000, $2,613,000 and $2,668,000, respectively. Our research and development budget for fiscal 2006 is estimated to be $1,200,000. The majority of these expenditures are applicable to enhancements of existing product lines and the development of new technology to facilitate the dispensing of cash and cash-value products.

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

At September 30, 2005 and September 30, 2004, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of the Convertible Debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased up to 1% in fiscal 2004 or 2005, there would have been no material impact on our consolidated results of operations or financial position.

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

Our consolidated financial statements, notes thereto and supplementary data appear on pages 42 through 49 in this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2005, we engaged Hein & Associates LLP (“Hein”) to serve as our independent registered public accounting firm and dismissed KPMG LLP (“KPMG”). The change in independent registered public accounting firms was approved by the Audit Committee of our Board of Directors and reported on a Current Report on Form 8-K, dated March 24, 2005. KPMG audited our financial statements for the fiscal year ended September 30, 2002 and for all the prior years, and Hein audited our financial statements as of and for the fiscal years ended September 30, 2005, 2004 and 2003.

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

(a)	Evaluation of Disclosure Controls and Procedures

Mark K. Levenick, our Interim Chief Executive Officer, and Robert D. Peltier, our Interim Chief Financial Officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). James T. Rash was Chief Executive and Chief Financial Officer during the fiscal years ended 2002, 2003 and 2004. Mr. Rash died on December 19, 2004. Mr. Levenick was appointed Interim Chief Executive Officer on December 22, 2004. During fiscal years 2002, 2003 and 2004, Mr. Levenick served as Chief Operating Officer and Director of the Company, and President and Chief Executive Officer of Tidel Engineering, L.P., the Company's principal operating subsidiary. In February 2005, Mr. Robert D. Peltier joined the Company as Interim Chief Financial Officer. Mr. Peltier began his assessment of disclosure controls and internal controls without having ever been in a position of active management or knowledge over transactions during fiscal years 2002, 2003 or 2004.

In conducting the evaluation of disclosure controls and procedures and the accounting controls and procedures, it was concluded that the Company had a material weakness in its internal controls and procedures related to the company’s communication from its principal operating subsidiary, Tidel Engineering, L.P to the corporate office regarding the recognition of revenues. The company revised its revenue recognition policy in the fiscal year ended September 30, 2000 to recognize revenue at the time products are shipped to customers. Approximately $2.0 million of revenues were recognized from the sales of the Sentinel product in the fourth quarter of the fiscal year ended September 30, 2005 and the majority of the units that related to the revenue had not been shipped as of September 30, 2005. These sales were not communicated to the corporate office, and accordingly our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls and procedures were not effective as of the end of the year ended September 30, 2005. We properly adjusted our 2005 consolidated financial statements included in this Form 10-K for the fiscal year ended September 30, 2005 to be in compliance with our revenue recognition policy.

In order to remedy this material weakness, the Company implemented a new internal control procedure, which requires the principal operating subsidiary to send a monthly billing schedule to the corporate office for review by the Chief Financial Officer. The Chief Financial Officer is then required to review the monthly billings with the Chief Executive Officer in Dallas to ensure that the monthly revenues recorded are consistent with our revenue recognition policy.

In a report to the Audit Committee of the Board of Directors of the Company dated July 28, 2005, the Company’s independent registered public accountants noted that the following significant deficiencies in our internal controls and procedures were discovered during the course of their audit: (1) established credit policies were overridden on occasion by executive management based on their business judgment at that time, (2) bookkeeping at the corporate level was not administrated on a timely basis during 2003 and 2004 and (3) the Company’s accounts payable supervisor had access to the check signature and the ability to prepare check runs without proper review prior to distribution. In examining the significant deficiencies, both the Company and our independent registered public accountants performed expanded reviews of our procedures and mitigating controls to determine whether such deficiencies constituted a material weakness. In the expanded reviews, both the Company and our independent registered public accountants noted the following controls were in place prior to the audit of our financial statements for the fiscal years ended September 30, 2003 and 2004: (1) Management of the Company consistently performed weekly and monthly reviews of actual and budgeted results during the periods, (2) the Audit Committee of the Board of Directors of the Company provided additional oversight with respect to financial reporting beginning immediately after the death of our former Chief Executive and Chief Financial Officer in December 2004, and (3) the Company hired a new Chief Financial Officer in February 2005 to oversee the Company’s financial reporting process. We collectively concluded that since such additional controls were in place the Company was able to conclude that none of the deficiencies constituted a material weakness that resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Further, the report of the independent registered public accountants indicated no inappropriate or unauthorized activity during the periods reviewed. To the Audit Committee of Board of Directors of the Company.

In August 2005, the Company began implementing revised internal controls and procedures to correct the significant deficiencies in our internal controls and procedures noted by our independent registered public accountants in their July 28, 2005 report, which consisted of: (1) the establishment of new credit approval policies, including Board-level approval for certain amounts, (2) the establishment new guidelines for timely administration of bookkeeping tasks at the corporate level, including the implementation of monthly, quarterly and annual closing schedules and (3) removal of check signature access from the Company’s accounts payable supervisor. Such implementation was completed by August 30, 2005, and as of that date our Chief Executive Officer and our Chief Financial Officer believe that these significant internal controls and procedures deficiencies no longer exist.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of January 17, 2006.

(b)	Changes in Internal Controls

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. Following the evaluations discussed above, the Company took the actions and implemented the procedures described above. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Levenick and Peltier.

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

Name	Age	The Company’s Officers	Director Since

Mark K. Levenick	45	Interim Chief Executive Officer, President and Chief Executive Officer of Tidel Engineering, L.P., and Director	1995
Michael F. Hudson	53	Executive Vice President, Chief Operating Officer of Tidel Engineering, L.P.	2001
Jerrell G. Clay	64	Director	1990
Raymond P. Landry	66	Director	2001
Stephen P. Griggs	47	Director	2002
Robert D. Peltier	41	Interim Chief Financial Officer	2005

(a)	Business Background

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

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, and the financial reporting processes. On September 30, 2005 the Audit Committee consisted of Messrs, Griggs, and Clay. The Audit Committee held no meetings during the last fiscal years 2004 and 2003, respectively. During the fiscal year 2005, the Audit committee held six meetings. Except as identified in the following paragraph, each member of the Audit Committee was an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. (“NASD”) as of September 30, 2005. Effective August 26, 2005, Mr. Landry resigned from the Audit Committee and Mr. Griggs was appointed as Chairman of the Audit Committee, and the Board of Directors determined that Mr. Griggs is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Subsequent to the death of Jim Rash, former Chairman, CEO and CFO of the Company, a meeting of the Board of Directors was held to address the immediate needs of corporate governance. At this meeting, Ray Landry was requested by the Board to provide the Company with guidance in the areas of Financial Management and oversight in the negotiations with NCR and the sale of the Cash Security division. On December 28, 2004, Mr. Landry entered into a consulting arrangement with the Company to provide those services enumerated above. Since December 28, 2004, Mr. Landry has performed financial oversight and financial and transactional consultation for the Company, and has been paid on an hourly basis.

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

In April 2002, we formed a special committee of the Board of Directors to evaluate any potential sale of the Company and/or its divisions, any re-financing, or investment banking relationships and to oversee all mergers and acquisitions activity. This committee currently consists of all outside directors.

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

The following table sets forth the amount of all cash and other compensation we have paid for services rendered during the fiscal years ended September 30, 2005, 2004 and 2003 to James T. Rash, the former Chairman of the Board and Chief Executive and Financial Officer, Mark K. Levenick, the current Interim Chief Executive Officer, and our four most highly compensated Executive Officers (as such term is defined in Item 402 of Regulation S-K) other than the CEO.

Summary Compensation Table
					Long-term Compensation Awards
			Annual Compensation		Securities
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation(*)	Underlying Options	All Other Compensation($)
James T. Rash(1)	2005	$74,328	$—	*	$—	$19,688
Former Chief Executive	2004	236,250	—	*	—	12,430
and Financial Officer	2003	225,000	18,700	*	—	11,440

Mark K. Levenick(1)	2005	$262,500	$315,000	*	—	$6,172
Interim Chief Executive Officer	2004	262,500	—	*	—	6,172
	2003	262,500	—	*	—	4,538

Michael F. Hudson	2005	$205,000	$20,500	*	—	$1,248
Executive Vice President Officer	2004	204,750	10,250	*	—	1,248
	2003	204,750	—	*	—	—

M. Flynt Moreland	2005	$175,000	$156,700	*	—	$—
Senior Vice President —	2004	168,269	—	*	—	—
Research & Development	2003	150,000	—	*	—	—

Troy D. Richard	2005	$130,000	$107,380	*	—	$—
Senior Vice President —	2004	130,000	—	17,342	—	—
Operations of Tidel	2003	130,000	—	15,492	—	—

Matthew C. Johnson	2005	$133,600	$66,000	*	—	$—
Vice President —	2004	127,392	—	*	—	—
Marketing of Tidel Engineering, L.P.	2003	126,561	—	*	—	—

—
We routinely give certain of our officers benefits, the amounts of which are customary in the industry. The aggregate dollar value of such benefits paid to any named executive officer did not exceed the lesser of $50,000, or 10%, of the total annual salary and bonus during each of the fiscal years ended September 30, 2005, 2004 and 2003.

—	Mr. Rash died December 19, 2004. Mr. Levenick was appointed Interim Chief Executive Officer on December 22, 2004.

Option/SAR Grants in Last Fiscal Year

We granted 225,380 stock options to our executive officers during the fiscal year ended September 30, 2005.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the grant of stock options to the named executive officers during the calendar year ended September 31, 2001.

Individual Grants					Potential Realizable Value at Assumed
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/ sh)	Expiration Date	Annual Rates of Stock Price Appreciation for Option Term (2)
					5% ($)	10% ($)
Hudson, Michael F	75,000	21%	0.25	3/6/2025	30,542	31,996
Levenick, Mark K	100,000	27%	0.25	3/6/2025	40,722	42,662
Johnson, Matthew C.	2,880	1%	0.25	3/6/2025	1,173	1,229
Moreland, M Flynt	25,000	7%	0.25	3/6/2025	10,181	10,665
Richard, Troy D.	22,500	6%	0.25	3/6/2025	9,163	9,599

(1)    Grants vest and become exercisable 50% at the end of three and 100% at the end of year four.

(2)    The dollar gains under these columns result from calculations required by the Securities and Exchange Commission’s (“SEC”) rules and are not intended to forecast future price appreciation of the common Stock of the Company It is important to note that options have value to the listed executives only if the stock price increases above the exercises price shown in the table during the effective option

Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End

The following tables provide (i) the number of options exercisable by the respective optionees, and (ii) the respective valuations at September 30, 2005 and September 30, 2004.

	Shares acquired on exercise	Value realized	Number of Securities Underlying Unexercised Options at September 30, 2005 (Shares)		Value of Unexercised In-the-Money Options at September 30, 2005 ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Rash(1)	—	—	175,000	—	$—	$—
Mark K. Levenick	—	—	275,000	100,000	—	6,000
Michael F. Hudson	—	—	—	75,000	—	4,500
M. Flynt Moreland	—	—	52,400	25,000	—	1,500
Troy D. Richard	—	—	25,000	7,500	—	1,350
Matthew C. Johnson	—	—	2,500	5,380	—	173

	Shares acquired on exercise	Value realized	Number of Securities Underlying Unexercised Options at September 30, 2004 (Shares)		Value of Unexercised In-the-Money Options at September 30, 2004 ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Rash(1)	—	—	175,000	—	$—	$—
Mark K. Levenick	—	—	325,000	—	—	—
Michael F. Hudson	—	—	150,500	—	—	—
M. Flynt Moreland	—	—	42,400	10,000	—	—
Troy D. Richard	—	—	—	50,000	—	—
Matthew C. Johnson	—	—	—	5,000	—	—

(1)	Mr. Rash died December 19, 2004. The 175,000 options exercisable as of September 30, 2004 expired on December 30, 2005.

(2)	Based on the closing price of our common stock of $0.31 and $0.59 per share on September 30, 2005 and 2004, respectively.

Long-Term Incentive Plans — Awards in Last Fiscal Year

We did not grant any awards to any of our executive officers under any long-term incentive plans during the fiscal years ended September 30, 2005 and 2004.

Director Compensation

During fiscal year ended September 30, 2005, each outside Director earned compensation in the amount of $3,000 per quarter, with no additional compensation for committee representation. During fiscal year ended September 30, 2004, each outside Director earned compensation in the amount of $3,000 per quarter, which was subsequently paid in fiscal year 2005, with no additional compensation for committee representation.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Jerrell G. Clay, Stephen P. Griggs. The Estate of James T. Rash, our former Chairman, Chief Executive and Financial Officer, has a 10% ownership interest in a privately held corporation controlled by Jerrell G. Clay.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2005, the number of shares of common stock beneficially owned by (i) the beneficial owners of more than 5% of our voting securities, (ii) each of our directors and executive officers, as such terms are defined in Item 402 of Regulation S-K, of the Company individually and (iii) by all of our current directors and the executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in our records.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common stock	Laurus Master Fund, Ltd 825 Third Avenue, 14th Floor New York, New York 10022	1,251,000	(2)	6.1%
Common stock	Alliance Developments One Yorkdale Rd., Suite 510 North York, Ontario M6A 3A1 Canada	1,180,362	(3)	5.7%
Common stock	Estate of James T. Rash(9) 2900 Wilcrest, Suite 205 Houston, Texas 77042	240,000		1.2%
Common stock	Mark K. Levenick 2310 McDaniel Dr. Carrollton, Texas 75006	390,000	(4)	1.9%
Common stock	Jerrell G. Clay 1600 Highway 6, Suite 400 Sugarland, Texas 77478	181,405		*
Common stock	M. Flynt Moreland 2310 McDaniel Dr. Carrollton, Texas 75006	82,400	(5)	*
Common stock	Raymond P. Landry 2900 Wilcrest, Suite 205 Houston, Texas 77042	38,500		*
Common stock	Troy D. Richard 2310 McDaniel Dr. Carrollton, Texas 75006	25,000	(6)	*
Common stock	Michael F. Hudson 2310 McDaniel Dr. Carrollton, Texas 75006	22,700		*
Common stock	Matthew C. Johnson 2310 McDaniel Dr. Carrollton, Texas 75006	42,500	(7)	*
Common stock	Stephen P. Griggs 2900 Wilcrest, Suite 205 Houston, Texas 77042	—		*
Common stock	Directors and Executive Officers as a group (6 persons)	632,605	(8)	3.0%

*	Less than one percent.

(1)	Based upon 20,677,210 shares outstanding as of December 31, 2005.

(2)
The number of shares currently beneficially owned by Laurus as of December 31, 2005 is reflected above. As previously discussed, simultaneous with our execution of the Cash Security Asset Purchase Agreement on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock,. Accordingly, as of January 13, 2006, Laurus holds an aggregate 19,251,000 of our outstanding shares representing approximately 49.8% of our common stock. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” of this Annual Report.

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

(5)
Includes 52,400 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $1.25 per share as to 21,600 shares, (ii) $1.875 per share as to 20,000 shares and (iii) $2.50 per share as to 10,800 shares.

(6)	Includes 25,000 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of $0.42 per share.

(7)	Includes 2,500 shares which could be acquired within 60 days upon exercise of outstanding options at prices of $0.45 per share.

(8)	Includes the 275,000 shares referred to in Note (4) above which could be acquired within 60 days upon exercise of outstanding options.

(9)	Mr. Rash died on December 19, 2004. These shares are held in the name of the Estate of James T. Rash.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Raymond P. Landry, a member of our Board, has provided certain financial consulting services to the Company totaling $106,422 during the fiscal year 2005

Robert D. Peltier was appointed Interim Chief Financial Officer in February 2005; and he is the nephew of Raymond P. Landry, one of our current directors. We have used the services of a printing company in which Mr. Peltier has an interest. We believe that the fees paid to the printing company are comparable to fees that would be paid to another printing company for comparable services rendered in an arms-length transaction at approximately $86,000

Leonard L. Carr, one of our vice presidents, is the son-in-law of Mr. Rash, our former CEO, CFO and Chairman of the Board. Mr. Carr has a three-year contract, expiring on December 31, 2007, with certain change of control provisions. Mr. Carr’s salary was $123,200, $116,200, and $112,000 for the years 2005, 2004 and 2003, respectively.

We entered into an asset purchase agreement, dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, CapitaLink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the first quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement

Upon closing of the Cash Security Business Sale, we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million. See Part I, Item 1(c), “Laurus Reorganization Fee” for more information.

In connection with the Cash Security Asset Purchase Agreement and pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds shares representing approximately 49.8% of our common stock.

On January 12, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, the Company paid a prepayment penalty to Laurus in the amount of $59,180.

In addition, in connection with the Cash Security Asset Purchase Agreement and pursuant to the terms of a stock redemption agreement we entered into with Laurus at such time, we have agreed to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of Company common stock held by Laurus at a per share price not less than $.20 per share nor greater than $0.34 per share following the determination of the Company’s assets in accordance with the formula set forth below.

The stock redemption agreement with Laurus provides that the purchase price (the “Purchase Price”) for the shares of our common stock to be repurchased from Laurus (the “Laurus Shares”) shall consist of the Per Share Price (as defined below) multiplied by the number of Laurus Shares. The “Per Share Price” shall equal the quotient obtained by dividing (1) the value on the closing date under the Cash Security Asset Purchase Agreement of (A) the sum of the value of all assets of the Company that would be valued by the Company in connection with a liquidation of the Company following the closing of the Cash Security Business Sale (after giving effect to such closing), including, but not limited to: (i) all cash and cash equivalents held by the Company, (ii) all marketable securities held by the Company, and (iii) all other remaining tangible and intangible assets held directly or indirectly by the Company valued at fair market value minus (B) the sum of (i) all fees and expenses of the Company and its subsidiaries in connection with the ATM Business Sale and the Cash Security Business Sale incurred through the closing date of the Cash Security Business Sale, (ii) all payments and obligations due to, or on behalf of, present and former employees of the Company and its subsidiaries incurred through the closing date of the Cash Security Business Sale, (iii) all amounts paid or payable to Laurus pursuant to the Agreement Regarding NCR Transaction and Other Assets Sales dated as of November 26, 2004 by and between the Company and Laurus, (iv) all other liabilities of the Company and its subsidiaries, (v) payments due to independent directors of the Company in an aggregate amount not to exceed $400,000, and (vi) a good faith estimate of the costs and expenses which would be incurred in connection with the liquidation of the Company including, without limitation, legal fees, directors and officers insurance, all fees and expenses relating to SEC and governmental filings and related expenses, by (2) the total number of shares of Common Stock outstanding on the closing date of the Cash Security Business Sale. Notwithstanding the foregoing, the Per Share Price shall not be less than $.20 per share nor greater than $0.34 per share.

Following such share repurchase, Laurus will cease to hold any equity interest in the Company. If the Cash Security Business Sale does not occur by March 31, 2006, then pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus at the same time as the Cash Security Asset Purchase Agreement, we have agreed to immediately redeem from Laurus the 18,000,000 shares of our common stock issued to Laurus in connection with the Cash Security Asset Purchase Agreement and Laurus’ conversion of our debt at a redemption price of $5,400,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for (i) the audit of our annual financial statements set forth in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and fiscal year ended September 30, 2004, and (ii) the reviews of interim financial statements included in the Quarterly Reports on Form 10-Q for the quarter ended December 31, 2004 and quarters ended March 31, 2005 and June 30, 2005, were approximately $225,000 for the fiscal year ended September 30, 2005 and $400,000 for the fiscal year ended September 30, 2004.

(b)	Other Audit-Related Fees

There were no other audit-related fees incurred during the fiscal year ended September 30, 2005 and 2004.

(c)	Tax Fees

The aggregate fees billed by Hein & Associates LLP for tax services for the fiscal year ended September 30, 2005 were $75,000 and $16,000 for the fiscal year ended September 30, 2004.

(d)	All Other Fees

There were no fees for other professional services rendered during the fiscal years ended September 30, 2005 and 2004.

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

Consolidated Financial Statements of Tidel Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — September 30, 2005 and 2004

Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Schedule II Valuation and Qualifying Accounts — as filed as part of this Annual Report on Form 10-K

Exhibits

The Exhibits required by Item 601 of Regulation S-K and Regulation S-X are filed as a part of this Report, and are listed in the accompanying Index to Exhibits.

All other schedules are omitted because they are not required, are not applicable or the required information is presented elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Tidel Technologies, Inc.:

We have audited the consolidated 2005 and 2004 financial statements of Tidel Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidel Technologies, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of September 30, 2005, items that raise substantial doubt about the entity’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas
January 6, 2006, except as to note 19, which is dated as of January 17, 2006

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,003,663	$258,120
Trade accounts receivable	250,000	250,000
Notes and other receivables	12,965	1,003,723
Prepaid expenses and other	170,231	42,153
Assets held for sale, net of accumulated depreciation of $5,236,167 and $4,950,332 (See Note 2)	15,471,113	8,574,739
Total current assets	16,907,972	10,128,735
Property, plant and equipment	55,641	44,075
Accumulated depreciation	(42,848)	(37,871)
Net property, plant and equipment	12,793	6,204

Other assets	615,763	643,305
Total assets	$17,536,528	$10,778,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt, net of debt discount of $0 and $725,259, at September 30, 2005 and 2004, respectively	$2,325,000	$174,741
Accounts payable	431,876	331,576
Accrued interest payable	2,135,852	793,577
Reserve for settlement of class action litigation	—	1,564,490
Other accrued expenses	290,871	326,675
Liabilities held for sale (See Note 2)	7,993,154	4,998,736
Total current liabilities	13,176,753	8,189,795
Long-term debt, net of current maturities and debt discount of $3,746,531and $5,767,988 at September 30, 2005 and 2004, respectively	2,096,457	--
Total liabilities	15,273,210	8,189,795

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares and 17,426,210 shares, respectively	206,772	174,262
Additional paid-in capital	30,962,187	28,100,674
Accumulated deficit	(28,905,810)	(25,619,888)
Receivable from officer	—	(31,675)
Accumulated other comprehensive income (loss)	169	(34,924)
Total shareholders’ equity	2,263,318	2,588,449
Total liabilities and shareholders’ equity	$17,536,528	$10,778,244

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED SEPTEMBER 30,
	2005	2004	2003
Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative	1,805,484	2,011,257	1,889,907
Depreciation and amortization	4,977	4,146	10,742
Operating loss	(1,810,461)	(2,015,403)	(1,900,649)
Other income (expense):
Gain on extinguishment of debt	—	18,823,000	—
Gain on sale of securities	—	1,918,012	—
Interest expense, net (includes $3,746,531 and 2,549,280) of debt discount amortization in (2005 and 2004) respectively	(6,549,069)	(4,200,668)	(2,466,536)
Total other income (expense)	(6,549,069)	16,540,344	(2,466,536)

Income (loss) before taxes	(8,359,530)	14,524,941	(4,367,185)
Income tax expense (benefit)	—	(81,229)	—
Income (loss) from continuing operations	(8,359,530)	14,606,170	(4,367,185)

Discontinued operations	5,073,608	(3,288,598)	(4,869,532)
Net income (loss)	$(3,285,922)	$11,317,572	$(9,236,717)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.41)	$0.84	$(0.25)
Income (loss) from discontinued operations	0.25	(0.19)	(0.28)
Net income (loss)	$(0.16)	$0.65	$(0.53)
Weighted average common shares outstanding	20,292,796	17,426,210	17,426,210

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.41)	$0.45	$(0.25)
Income (loss) from discontinued operations	0.25	(0.08)	(0.28)
Net income (loss)	$(0.16)	$0.37	$(0.53)
Weighted average common and dilutive shares outstanding	20,292,796	38,576,763	17,426,210

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED SEPTEMBER 30,
	2005	2004	2003
Net income (loss)	$(3,285,922)	$11,317,572	$(9,236,717)
Other comprehensive income:
Unrealized gain (loss) on investment in 3CI	35,093	34,923	41,908
Comprehensive income (loss)	$(3,250,829)	$11,352,495	$(9,194,809)

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

	SHARES ISSUED AND OUTSTANDING	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	OTHER	TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)
Balances, September 30, 2002	17,426,210	$174,262	$19,275,433	$(27,700,743)	$(328,943)	$(8,579,991)
Net loss	—	—	—	(9,236,717)	—	(9,236,717)
Writedown of stock subscription receivable	—	—	—	—	75,625	75,625
Unrealized gain on investment in 3CI	—	—	—	—	41,908	41,908
Issuance of warrants in connection with debt	—	—	20,572	—	—	20,572
Balances, September 30, 2003	17,426,210	174,262	19,296,005	(36,937,460)	(211,410)	(17,678,603)
Net income	—	—	—	11,317,572	—	11,317,572
Receivable from officer	—	—	—	—	(31,675)	(31,675)
Settlement of Hudson stock subscription receivable	—	—	—	—	141,563	141,563
Unrealized gain on investment in 3CI	—	—	—	—	34,923	34,923
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	8,804,669	—	—	8,804,669
Balances, September 30, 2004	17,426,210	174,262	28,100,674	(25,619,888)	(66,599)	2,588,449
Net loss	—	—	—	(3,285,922)	—	(3,285,922)
Issuance of shares to Laurus in payment of fees	1,251,000	12,510	625,500	—	—	638,010
Issuance of shares in connection with settlement of class-action litigation	2,000,000	20,000	1,544,490	—	—	1,564,490
Shares received from officer in connection with settlement	—	—	(31,675)	—	31,675	—
Unrealized gain on investment in 3CI	—	—	—	—	35,093	35,093
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	723,198	—	—	723,198
Balances, September 30, 2005	$20,677,210	$206,772	$30,962,187	$(28,905,810)	$169	$2,263,318

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,285,922)	$11,317,572	$(9,236,717)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization	4,977	4,146	10,742
Amortization of debt discount and financing costs	3,816,178	2,529,864	—
Gain on extinguishment of convertible debentures	—	(18,823,000)	—
Gain on sale of securities	—	(1,918,012)	—
Loss from disposal of fixed assets	—	—	4,482
Changes in assets and liabilities:
Trade accounts receivable, net	—	—	250,000
Notes and other receivables	1,022,433	490,620	2,082,233
Prepaid expenses and other assets	(131,140)	(12,633)	(512,420)
Accounts payable and accrued liabilities	2,013,106	1,739,582	2,643,430
Net operating cash flows provided by (used in) discontinued operations	(3,901,956)	1,846,545	4,122,270
Net cash used in operating activities	(462,324)	(2,825,316)	(635,980)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(11,566)	—	—
Proceeds from sale of securities	—	2,451,444	—
Net cash provided by discontinued investing activities	—	—	—
Net cash provided by (used in) investing activities	(11,566)	2,451,444	—

Cash flows from financing activities:
Proceeds from borrowings	2,100,000	7,409,921	300,000
Repayments of notes payable	(600,000)	(3,297,261)	—
Borrowing on revolver	2,251,203	—	—
Repayments of revolver	(2,251,203)	—	—
Repayments of convertible debentures	—	(6,000,000)	—
Decrease in restricted cash	—	2,200,000	13,233
Increase in deferred financing costs	(280,567)	(595,765)	—
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	1,219,433	(283,105)	313,233
Net increase (decrease) in cash and cash equivalents	745,543	(656,977)	(322,747)

Cash and cash equivalents at beginning of period	258,120	915,097	1,237,844
Cash and cash equivalents at end of period	$1,003,663	$258,120	$915,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$755,808	$209,957	$132,891
Cash paid for taxes, net of refunds received	$—	$(81,229)	$(437,557)

Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$723,198	$8,804,669	$20,572
Issuance of shares to lender in payment of fees	$638,010	$—	$—
Issuance of shares in connection with settlement of class-action litigation	$1,564,490	$—	$—

See accompanying Notes to Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005, 2004 AND 2003

(1)	Summary of Significant Accounting Policies for Continued Operations

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

Intangible Assets

All intangible assets are amortized using the straight-line method over a period ranging from 5 to 10 years.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all non-equity holder changes in shareholders’ equity. As of September 30, 2005 and 2004, our only component of accumulated other comprehensive loss relates to unrealized losses on our investment in 3CI.

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

	2005	2004	2003
Net income (loss) as reported	$(3,285,922)	$11,317,572	$(9,236,717)
Deduct:
Total stock-based employee compensation expense determined under SFAS 123, net of taxes	(19,433)	(1,392)	(15,363)
Net income (loss), pro forma	$(3,305,355)	$11,316,180	$(9,252,080)
Basic earnings (loss) per share:
As reported	(0.16)	0.65	(0.53)
Pro forma	(0.16)	0.65	(0.53)
Diluted earnings (loss) per share:
As reported	(0.16)	0.37	(0.53)
Pro forma	(0.16)	0.37	(0.53)

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

We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting did not materially impact our financial position. However, because we accounted for share-based payments to our employees using the intrinsic value method, our results of operations did not include the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $19,433 in 2005 and $1,392 in 2004. The impact of applying SFAS No. 123 to previous stock option grants is further summarized above in Note 1 of the Notes to Consolidated Financial Statements.

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

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. The recognition and measurement requirements of the interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective immediately and are provided in Part II, Item 8, “Financial Statements and Supplementary Data, “Commitments and Contingencies.” The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), changed the criteria for determining when the disposal or sale of certain assets meets the definition of “discontinued operations.” At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (i) which cash flows should be considered in the determination of whether cash flows of the disposal component have been, or will be, eliminated from the ongoing operations of the entity and (ii) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the February 19, 2005 asset purchase agreement of the ATM division with NCR (see Note 2 below for more information). We have concluded that we will be required to report the ATM assets of this sale as discontinued operations net of any applicable income taxes for the first fiscal year, 2005.

(2)	Discontinued Operations

ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a/ NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.8 million.

We have classified the ATM business as Assets Held for Sale as of September 30, 2005 and 2004.

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $1,125,000 and $1,070,000, respectively	2,310,262	1,983,931
Inventories	7,323,439	3,432,828
Prepaid expenses and other	392,972	157,490
Total current assets	10,026,673	5,574,249
Property, plant and equipment, at cost	4,337,677	4,286,617
Accumulated depreciation	(4,216,152)	(3,977,412)
Net property, plant and equipment	121,525	309,205
Other assets	27,297	27,297
Total assets	$10,175,495	$5,910,751
LIABILITIES
Current Liabilities:
Accounts payable	$1,681,288	$1,686,732
Other accrued expenses	1,814,634	836,289
Total liabilities	$3,495,922	$2,523,021

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2005	2004	2003
Net sales	$15,497,834	$15,047,292	$10,435,118
Cost of sales	9,508,120	11,762,082	9,675,580
Gross profit	5,989,714	3,285,210	759,538
Selling, general and administrative	4,768,880	4,709,478	3,944,795
Depreciation and amortization	255,967	292,543	647,640
Operating loss	964,867	(1,716,811)	(3,832,897)
Non-operating (income) expense	—	16,456	66,581
Net income (loss)	$964,867	$(1,733,267)	$3,899,478

Cash Security Business

We entered into an asset purchase agreement, dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the first quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement.

Upon closing of the Cash Security Business Sale we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million. See Part I, Item 1(c), “Laurus Reorganization Fee” for more information.

In connection with the Cash Security Asset Purchase Agreement and  pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds shares representing approximately 49.8% of our common stock.

On January 12, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, the Company paid a prepayment penalty to Laurus in the amount of $59,180.

In connection with the Cash Security Asset Purchase Agreement, pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus at such time, Laurus agreed to convert into 18,000,000 shares of our common stock, $5,400,000 in aggregate principal amount of convertible Company debt it holds. Following Laurus’ conversion of such debt, we expect that Laurus will hold shares representing approximately 49.8% of our common stock.

We have classified the Cash Security Business product as a discontinued operation as of September 30, 2005, including for the comparative period in the prior year. We have classified the Cash Security Business as Assets Held for Sale as of September 30, 2004 and 2005.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $7,500 and $6,200, respectively	1,856,523	1,076,362
Inventories	3,137,818	1,350,631
Prepaid expenses and other	198,057	93,087
Total current assets	5,192,398	2,520,080
Property, plant and equipment, at cost	1,097,604	1,091,197
Accumulated depreciation	(1,020,015)	(972,920)
Net property, plant and equipment	77,589	118,277
Other assets	25,631	25,631
Total assets	$5,295,618	$2,663,988
LIABILITIES
Current Liabilities:
Current maturities	$1,852	$8,951
Accounts payable	1,397,394	1,380,054
Other accrued expenses	3,069,278	1,058,001
Total current liabilities	4,468,524	2,447,006
Long-term debt, net of current maturities	28,708	28,709
Total liabilities	$4,497,232	$2,475,715

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2005	2004	2003
Net sales	$19,435,222	$7,467,194	$7,359,181
Cost of sales	10,870,947	5,350,108	4,936,867
Gross profit	8,564,275	2,117,086	2,422,314
Selling, general and administrative	4,449,550	3,550,491	3,184,314
Depreciation and amortization	29,868	84,008	141,473
Operating income (loss)	4,084,857	(1,517,413)	(903,473)
Non-operating expense	(23,884)	37,918	66,581
Net income (loss)	$4,108,741	$(1,555,331)	$(970,054)

(3)	Accounting Policies Related toDiscontinued Operations which are Classified as Assets Held For Sale

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

Accounts Receivable

We have significant investments in billed receivables as of September 30, 2005 and 2004. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of September 30, 2005 and 2004, the allowance for doubtful contract receivables was $1,132,000 and $1,076,000, respectively.

Revenue Recognition

Revenues are recognized at the time products are shipped to customers. We have no continuing obligation to provide services or upgrades to our products, other than a warranty against defects in materials and workmanship. We only recognize such revenues if there is persuasive evidence of an arrangement, the products have been delivered; there is a fixed or determinable sales price and a reasonable assurance of our ability to collect from the customer.

Our products contain imbedded software that is developed for inclusion within the equipment. We have not licensed, sold, leased or otherwise marketed such software separately. We have no continuing obligations after the delivery of our products and we do not enter into post-contract customer support arrangements related to any software embedded into our equipment.

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $2,060,071, $2,613,000, and 2,668,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

Shipping and Handling Cost

Shipping and handling costs billed to customers totaled $781,442, $647,459 and $599,069, for the years ended September 30, 2005, 2004, and 2003, respectively. We incurred shipping and handling costs of $978,957, $738,340 and $685,726 for the years ended September 30, 2005, 2004, and 2003 respectively. The net expense of $197,515 and $90,881 and $660,807 is included in selling expenses in the accompanying statement of operations for the years ended September 30, 2005, 2004, and 2003, respectively.

(4)	Liquidity

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

As of, and for the years ended September 30, 2005, we had net income (loss) of $(3,285,922) and working capital of approximately $3,700,000 compared to September 30, 2004 in which we had net income of $11,317,572 and working capital of approximately $1,900,000. As of September 30, 2005 and 2004, we had shareholders’ equity of $2,263,318 and $2,588,449, respectively. This is primarily due to the recorded gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the refinancing. Absent the affect of this gain from extinguishment of debt, we are continuing to experience operating losses. This, coupled with increasing debt, has continued to negatively impact our financial condition. If the operating conditions do not improve, there can be no assurance we will continue operations. There can be no assurance that our current financing facilities will be sufficient to meet our current working capital needs or that we will have sufficient working capital in the future. If we need to seek additional financing, there can be no assurances that we will obtain such additional financing for working capital purposes. The failure to obtain such additional financing could cause a material adverse effect upon our financial condition. We have committed to sell both the ATM Business and Cash Security Business, see Note 2 for further discussion.

(5)	Major Customers and Credit Risks

We generally retain a security interest in the underlying equipment that is sold to customers until it receives payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.

Only one customer accounted for more than 10% of net sales for the fiscal years 2005 and 2004. Not one customer accounted for more than 10% of net sales for the fiscal year 2003. Two customers accounted for more than 10% of our total outstanding trade receivable as of September 30, 2005, and one customer accounted for approximately 34% of our total outstanding trade receivable as of September 30, 2004.

The vast majority of our sales in fiscal 2005 and 2004 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 14%, 16% and 25%, in the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Most of our foreign sales were to one customer.

(6)	Notes Receivable — Officers

The current and long-term portion of notes and other receivables related to continued operations consisted of the following at September 30, 2005 and 2004:

	2005	2004
Notes receivable — Officers	$—	$1,003,723
Other accounts receivable	12,965	—
	12,965	1,003,723
Allowance for notes receivable	—	—
Less: Current portion	(12,965)	(1,003,723)
Long-term portion	$—	$—

In September 2000, we loaned $141,563 to Michael F. Hudson, our Executive Vice President and Chief Operating Officer of our principal operating subsidiary, in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. During the year ended September 30, 2001, we loaned an additional $225,000 to Mr. Hudson in a promissory note maturing October 1, 2002, and bearing interest at 10% per annum. The notes from Mr. Hudson are secured by a pledge of 83,500 shares of our common stock. The note to Mr. Hudson in the amount of $141,563 relates to the exercise of certain stock option agreements. These notes were not repaid by Mr. Hudson upon maturity. Subsequent to September 30, 2004, we entered into a settlement agreement with Mr. Hudson regarding satisfaction of these notes, including, among other things, recoveries through the pledged shares and certain salary and bonuses due to Mr. Hudson. As a result of the settlement with Mr. Hudson, we recorded a provision for bad debts totaling $104,055 in fiscal 2003 related to accrued interest on the notes and a provision for settlement of the claims totaling $279,918 in fiscal 2004. In addition, we reduced the notes receivable balances by $60,750 as an offset against accrued bonuses due to Mr. Hudson. Effective with the sale of the ATM business, Mr. Hudson is no longer employed by the Company.

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

(7)	Inventories

Inventories related to discontinued operations consisted of the following at September 30, 2005 and 2004:

	2005	2004
Raw materials	$7,594,510	$5,459,865
Work in process	114,365	605,376
Finished goods	2,714,331	532,804
Other	138,609	85,414
	10,561,815	6,683,459
Inventory reserve	(100,558)	(1,900,000)
Total- all classified as assets held for sale	$10,461,257	$4,783,459

(8)	Investment in CashWorks

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

(9)	Investment in 3CI

We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”) a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. As of September 30, 2004, we continue to own 698,889 shares of the common stock of 3CI. We have no immediate plan for the disposal of these shares. At September 30, 2004, all the shares were pledged to secure borrowings in connection with the Financing. See Note 7, “Investment in 3CI” to “Notes to the Consolidated Financial Statements” in Part IV of this Annual Report. The value of the investment in 698,889 shares of 3CI was written down and was marked to the market values of $209,539 ($0.30 per share), $244,462 ($0.35 per share), and $279,556 ($0.40 per share) at September 30, 2003, 2004, and 2005 respectively.

(10)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2005 and 2004:

	2005	2004	Useful Life
Machinery and equipment	$3,452,061	$3,204,552	2—10 years
Computer equipment and systems	950,349	1,719,119	2—7 years
Furniture, fixtures and other improvements	1,032,871	498,218	3—5 years
	$5,435,281	$5,421,889
Less classified as discontinued	(5,422,488)	(5,428,093)
Total- property, plant and equipment for continued operations	$12,793	$6,204

Depreciation expense was $285,835, $509,693 and $789,112, for the years ended September 30, 2005, 2004 and 2003, respectively. Repairs and maintenance expense was $86,043, $83,532 and $92,376, for the years ended September 30, 2005, 2004 and 2003, respectively.

(11)	Other Assets

Other assets consisted of the following at September 30, 2005 and 2004:

	2005	2004
Deferred financial costs	$714,261	$550,945
Investment in 3 CI	279,556	244,462
Other	56,928	53,866
Accumulated amortization	(382,054)	(153,040)
	$668,691	$696,233
Less Discontinued Operation	(52,928)	(52,928)
Total Other Assets for Continued Operations	$615,763	$643,305

(12)	Long-Term Debt and Convertible Debentures

Long-Term Debt

Long-term debt related to continued operations consisted of the following at September 30, 2005 and 2004:

	2005	2004
Laurus financing (net of $3,746,531 and $6,493,247 discount), respectively	4,392,749	174,741
Other- Five-Year Note	28,708	(37,659)
Total short-term and long-term debt	4,421,457	174,741
Less: current maturities	(2,325,000)	(174,741)
Long-term debt, less current maturities	$2,096,457	$0

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

We recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to the Financing. In March 2004, the $400,000 note was repaid in full from the proceeds of the CashWorks transaction described in Note 8. Transaction costs of $550,945 (see Note 11 above) were incurred relating to the Financing. These costs were a combination of cash and warrants (valued at approximately $229,000).

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

(13)	Accrued Expenses

Other accrued expenses consisted of the following at September 30, 2005 and 2004:

	2005	2004
Reserve for warranty charges	$1,143,643	$1,062,188
Taxes:
Sales and use	656,177	179,588
Ad valorem	76,389	41,443
Wages and related benefits	1,456,818	391,730
Other	1,550,885	546,016
Other accrued expenses related to Continued Operations	290,871	326,675
Total accrued expenses	$5,174,783	$2,547,640
Less discontinued liabilities	4,883,912	2,220,965
Total Accrued Expenses Related to Continued Operations	$290,871	$326,675

(14)	Warrants

At September 30, 2005, we had outstanding warrants to purchase 5,890,000 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.30 to $0.68 per share and, if exercised, would generate proceeds to us of approximately $2,035,500. At September 30, 2004, we had outstanding warrants to purchase 5,079,473 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.30 to $11.27 per share and, if exercised, would generate proceeds to us of approximately $3,626,387.

Common Stock Purchase Warrants:

	Warrants	Expiration Date	Exercise Price	Relative Fair Value(1)
New issue — Alliance Developments(1)	100,000	11/24/2010	0.45	22,085
New issue — Alliance Developments (2)	50,000	11/24/2010	0.45	13,450
New issue — Laurus Master Fund(3)	4,250,000	11/24/2010	0.30	1,918,451
Other parties in connection with Laurus financing(3)	350,000	11/24/2010	0.40	226,749
AIG/National Union Fire Insurance Co.(4)	500,000	11/01/2007	0.67	224,490
Laurus Master Fund(5)	500,000	11/26/2010	0.30	226,751
Bridge Loan(6)	40,000	10/6/2006	0.45	8,186
Bridge Loan(7)	30,000	10/21/2006	0.45	7,132
Bridge Loan(8)	70,000	11/20/2006	0.45	35,845
Outstanding Warrants as of September 30, 2005	5,890,000			$2,683,139

Value calculated using Black-Scholes:

		Stock Price At Issuance	Expected Term	Volatility	Risk Free Rate
(1)	Variables	$0.35	3 years	111.00%	2.06%
(2)	Variables	$0.41	3 years	111.00%	2.06%
(3)	Variables	$0.72	7 years	111.00%	3.72%
(4)	Variables	$0.67	3 years	108.00%	3.85%
(5)	Variables	$0.51	7 years	97.000%	3.98%
(6)	Variables	$0.33	3 years	111.00%	1.96%
(7)	Variables	$0.37	3 years	111.00%	2.41%
(8)	Variables	$0.69	3 years	111.00%	2.35%

(15)	Employee Stock Option Plans

We adopted a Long-Term Incentive Plan in 1997 (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of our common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. Under the 1997 Plan, there were 1,099,810 options outstanding and 855,890 shares available and 736,000 options outstanding and 1,219,700 shares available for grant at September 30, 2005 and 2004, respectively. 363,810 stock options were granted during the fiscal year ended 2005 and no stock options were granted during the fiscal year ended 2004.

Our predecessor employee stock option plan, the 1989 Incentive Stock Option Plan (the “1989 Plan”), was terminated in June 1999. At the date of termination of the 1989 Plan, there were outstanding options to purchase 438,250 shares of common stock, of which none were outstanding at September 30, 2005, and 50,000 were outstanding at September 30, 2004.

In addition to stock options granted under the 1997 Plan and 1989 Plan noted above, we have issued warrants to our directors for remuneration (see Note 14).

At September 30, 2005, the range of exercise prices was $2.50 to $0.25 per share under the 1997 Plan. At September 30, 2005 and 2004, the weighted-average remaining contractual life of the outstanding options was 5.32 years and 4.0 years, respectively. Combined stock option and directors’ warrant activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2002	1,344,700	$1.93
Granted	—	—
Exercised	—	—
Canceled	(63,700)	1.85
Balance at September 30, 2003	1,281,000	1.93
Granted	—	—
Exercised	—	—
Canceled	(495,000)	2.35
Balance at September 30, 2004	786,000	1.67
Granted	363,810	0.25
Exercised	—
Canceled	(50,000)	1.16
Balance at September 30, 2005	1,099,810	1.22

The above table includes warrants issued for directors’ remuneration that are also included in outstanding warrants in Note 12. At September 30, 2004, the number of options exercisable was 683,500 and 731,000, respectively, at weighted average prices of $1.80 per share and $1.76 per share, respectively. Included in the 495,000 shares cancelled during 2004 were 300,000 warrants issued to directors.

(16)	Income Taxes

Income tax benefit attributable to income from operations consisted of the following for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003
Federal current tax benefit	$—	$(81,229)	$—
Federal deferred tax benefit	—	—	—
State tax	—	—	—
	$—	$(81,229)	$—

Income tax benefit differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to income (loss) before taxes as a result of the following:

	2005	2004	2003
Computed “expected” tax expense (benefit)	$(1,117,213)	$3,847,974	$(3,140,484)
Change in valuation allowances	1,638,969	(5,278,972)	2,145,166
State taxes, net of benefit	—	—	—
Nondeductible items and permanent differences	(521,756)	1,376,064	995,318
Other	—	(26,295)	—
	$(0)	$(81,229)	$(0)

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2005 and 2004:

	2005	2004
Deferred tax assets:
Fixed assets	$379,000	$374,870
Intangible assets	-	129,872
Accounts receivable	383,000	547,541
Inventories	808,000	1,186,753
Investment in 3CI	438,000	703,032
Accrued expenses	490,000	867,871
Other	39,000	39,332
Minimum tax credit	-	144,575
Net operating losses	3,672,000	3,854,123
Total gross deferred tax assets	6,209,000	7,847,969
Less: valuation allowance	(6,209,000)	(7,847,969)
Net deferred tax assets	—	—
Other deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

In assessing the realizability of deferred assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

As of September 30, 2005, the Company had remaining net operating losses of approximately $10,800,000 which will begin to expire in 2023.

(17)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003
Net Income (loss) (numerator for basic earnings per share)	$(3,285,922)	$11,317,572	$(9,236,717)
Interest expense attributable to convertible note (including non-cash)	—	2,898,225	—
Adjusted net income (loss) (numerator for diluted earnings per share)	$(3,285,922)	$14,215,797	$(9,236,717)
Weighted average common shares outstanding (denominator for basic earnings per share)	20,292,796	17,426,210	17,426,210
Dilutive shares outstanding	—	21,150,553	—
Weighted average common and dilutive shares outstanding	20,292,796	38,576,763	17,426,210
Basic earnings per share	$(0.16)	$.65	$(0.53)
Diluted earnings per share	$(0.16)	$.37	$(0.53)

Common stock equivalents consisting of warrants, options and convertible debt of 29,717,185 and 4,640,000 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the years ended September 30, 2005 and 2003.

(18)	Commitments and Contingencies

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

The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. As of September 30, 2004, we had an outstanding balance of approximately $720,000 related to this facility. Notwithstanding our current commitment to aggressively pursue our rights to collect the outstanding balance of the facility and in view of the uncertainty of the ultimate outcome, we recorded a reserve in the amount of approximately $185,000 during the quarter ended September 30, 2004 due to the payment delinquency of the invoices related to 2004 billings. During 2005, we increased the reserve to approximately $830,000 due to the payment delinquency of the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we have reserved a total of $830,000 as of July 31, 2005. We have also received a commitment commencing August 5, 2005 from the distributor to submit at least approximately $35,000 per week until the balance is paid in full. We have received approximately $560,000 consisting of 16 weekly payments reducing the accounts receivable balance.

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December of 2005, therefore, reducing the receivable by an additional $300,000 resulting in a balance of $833,000 at January 05, 2006.

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

The Development Agreement

In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2004, we had credited back approximately $87,629 to the retailer resulting in an accrued liability of $564,231 for the benefit of the Retailer. As of September 30, 2005, the accrued balance was $529,400.

Other Matters

We and our subsidiaries are each subject to certain other litigation and claims arising in the ordinary course of business. In our management’s opinion, the amounts ultimately payable, if any, resulting from such litigation and claims will not have a materially adverse effect on our financial position.

We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2006. Rental expense under these leases for the years ended September 30, 2005, 2004 and 2003, was approximately $532,000, $453,000 and $479,000, respectively.

(19)	Subsequent Events

Sale of ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a/ NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.8 million.

We have classified our ATM business as Assets Held for Sale as of September 30, 2005 and 2004.

Sale of Our Cash Security Business and Related Agreements with Laurus

We entered into an asset purchase agreement, dated as of January 12, 2006, (the “Cash Security Asset Purchase Agreement”) with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the first quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement.

Upon closing of the Cash Security Business Sale we estimate the Reorganization Fee payable to Laurus will be in the range of $9 million to $11 million. See Part I, Item 1(c), “Laurus Reorganization Fee” for more information.

In connection with the Cash Security Asset Purchase Agreement and pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds shares representing approximately 49.8% of our common stock.

On January 12, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, the Company paid a prepayment penalty to Laurus in the amount of $59,180.

In addition, in connection with the Cash Security Asset Purchase Agreement and pursuant to the terms of a stock redemption agreement we entered into with Laurus at such time, we have agreed to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of Company common stock held by Laurus at a per share price not less than $.20 per share nor greater than $.34 per share following the determination of the Company’s assets in accordance with the formula set forth below.

The stock redemption agreement with Laurus provides that the purchase price (the “Purchase Price”) for the shares of our common stock to be repurchased from Laurus (the “Laurus Shares”) shall consist of the Per Share Price (as defined below) multiplied by the number of Laurus Shares. The “Per Share Price” shall equal the quotient obtained by dividing (1) the value on the closing date under the Cash Security Asset Purchase Agreement of (A) the sum of the value of all assets of the Company that would be valued by the Company in connection with a liquidation of the Company following the closing of the Cash Security Business Sale (after giving effect to such closing), including, but not limited to: (i) all cash and cash equivalents held by the Company, (ii) all marketable securities held by the Company, and (iii) all other remaining tangible and intangible assets held directly or indirectly by the Company valued at fair market value minus (B) the sum of (i) all fees and expenses of the Company and its subsidiaries in connection with the ATM Business Sale and the Cash Security Business Sale incurred through the closing date of the Cash Security Business Sale, (ii) all payments and obligations due to, or on behalf of, present and former employees of the Company and its subsidiaries incurred through the closing date of the Cash Security Business Sale, (iii) all amounts paid or payable to Laurus pursuant to the Agreement Regarding NCR Transaction and Other Assets Sales dated as of November 26, 2004 by and between the Company and Laurus, (iv) all other liabilities of the Company and its subsidiaries, (v) payments due to independent directors of the Company in an aggregate amount not to exceed $400,000, and (vi) a good faith estimate of the costs and expenses which would be incurred in connection with the liquidation of the Company including, without limitation, legal fees, directors and officers insurance, all fees and expenses relating to SEC and governmental filings and related expenses, by (2) the total number of shares of Common Stock outstanding on the closing date of the Cash Security Business Sale. Notwithstanding the foregoing, the Per Share Price shall not be less than $.20 per share nor greater than $.34 per share.

Following such share repurchase, Laurus will cease to hold any equity interest in the Company. If the Cash Security Business Sale does not occur by March 31, 2006, then pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus at the same time as the Cash Security Asset Purchase Agreement, we have agreed to immediately redeem from Laurus the 18,000,000 shares of our common stock issued to Laurus in connection with the Cash Security Asset Purchase Agreement and Laurus’ conversion of our debt at a redemption price of $5,400,000.

(20)	Related Party Transactions

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

(21)	Patent Litigation

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

The Company has filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. The Company and Tidel Engineering, L.P. has also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, both the Tidel entities are asking the Eastern District of Texas to find, among other things, that neither the Company nor Tidel Engineering have infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for Tidel Engineering L.P.’s cash security business. The Company is vigorously pursuing this declaratory judgment action.

SCHEDULE II
TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended September 30, 2005:
Allowance for doubtful accounts and notes receivable	$1,076,055	$56,327	—	—	$1,132,382
Reserve for settlement of class action litigation	1,564,490	—	—	1,564,490	—
Inventory reserve	1,900,000	—	—	1,799,442	100,558
	$4,540,545	$56,327	—	$3,363,932	$1,232,940
For the year ended September 30, 2004:
Allowance for doubtful accounts and notes receivable	$847,815	$228,240	$—	$—	$1,076,055
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,285,389	614,611	—	—	1,900,000
	$3,697,694	$842,851	$—	$—	$4,540,545
For the year ended September 30, 2003:
Allowance for doubtful accounts and notes receivable	$27,713,416	$624,511	$—	$27,490,112	$847,815
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,400,000	615,000	—	729,611	1,285,389
	$30,677,906	$1,239,511	$—	$28,219,723	$3,697,694

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDEL TECHNOLOGIES, INC. (Company)

January 17, 2006	/s/ Mark K. Levenick
Mark K. Levenick
Interim Chief Executive Officer

January 17, 2006	/s/ Robert D. Peltier
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	Date

/s/ Jerrell G. Clay	Director	January 17 , 2006
Jerrell G. Clay

/s/ Mark K. Levenick	Interim Chief Executive Officer,	January 17 , 2006
Mark K. Levenick	President and Director

/s/ Raymond P. Landry	Director	January 17 , 2006
Raymond P. Landry

/s/ Stephen P. Griggs	Director	January 17 , 2006
Stephen P. Griggs

/s/ Robert D. Peltier	Interim Chief Financial Officer	January 17 , 2006
Robert D. Peltier

INDEX TO EXHIBITS

Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report:

Exhibit Number	Description
2.01.
Asset Purchase Agreement dated February 19, 2005 by and among Tidel Engineering, L.P., NCR Texas LLC and us (incorporated by reference to Exhibit 2.01 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

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

10.22.
Agreement Regarding NCR Transaction and Other Asset Sales by and between Laurus Master Fund, Ltd., and us, dated November 26, 2004 (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

(1)10.23.	Tidel/Peltier Agreement dated February 23, 2005 (incorporated by reference to Exhibit 99.1 to this Annual Report on Form 8-K dated February 23, 2005).

(1)*10.24.	Settlement Agreement by and between Tidel Engineering, L.P., Michael F. Hudson and us, dated June 22, 2005.

14.01.	Code of Conduct and Ethics of Tidel Technologies, Inc (incorporated by reference to Exhibit 2.01 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

21.01.	Subsidiaries.

*31.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

(1)	Indicates management contract or compensatory plan or arrangement.