Form 10-Q
period 2005-12-31
TIDEL TECHNOLOGIES INC
filed 2006-02-21
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock outstanding as of the close of business on February 12, 2006 was 38,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,805,048	$1,003,663
Trade accounts receivable, net of allowance of $598,496 at December 31, 2005 and $______ for September 30, 2005	234,458	250,000
Notes and other receivables	13,361	12,965
Prepaid expenses and other	130,286	170,231
Assets held for sale, net of accumulated depreciation of $5,274,638 and $5,236,167, respectively (see note 2)	13,562,995	15,471,113
Total current assets	16,746,148	16,907,972

Property, plant and equipment, at cost	55,641	55,641
Accumulated depreciation	(44,214)	(42,848)
Net property, plant and equipment	11,427	12,793

Other assets	696,018	615,763
Total assets	$17,453,593	$17,536,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities, net of debt discount of $2,820,226 at December 31, 2005 and $______ for September 30, 2005	$5,197,762	$2,325,000
Accounts payable	970,875	431,876
Accrued interest payable	2,171,856	2,135,852
Other accrued expenses	546,685	290,871
Liabilities held for sale (see note 2)	7,332,114	7,993,154
Total current liabilities	16,219,292	13,176,753

Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30,2005	—	2,096,457
Total liabilities	16,219,292	15,273,210

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 20,677,210 shares	206,772	206,772
Additional paid-in capital	30,962,187	30,962,187
Accumulated deficit	(30,074,605)	(28,905,810)
Accumulated other comprehensive income	139,947	169
Total shareholders’ equity	1,234,301	2,263,318
Total liabilities and shareholders’ equity	$17,453,593	$17,536,528

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Revenues	$—	$—
Selling, general and administrative	1,374,024	307,199
Depreciation and amortization	1,366	872
Operating loss	(1,375,390)	(308,071)
Other income (expense):
Gain from CCC bankruptcy settlement	180,000	—
Interest expense, net	(1,162,411)	(3,074,343)
Total other income (expense)	(982,411)	(3,074,343)
Loss from continuing operations	(2,357,801)	(3,382,414)

Income from discontinued operations	1,189,006	2,226,850
Net loss	$(1,168,795)	$(1,155,564)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.11)	$(0.18)
Income from discontinued operations	0.06	0.12
Net loss	$(0.05)	(0.06)

Weighted average common shares outstanding	20,677,210	19,152,090

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.11)	$(0.18)
Income from discontinued operations	0.06	0.12
Net loss	$(0.05)	(0.06)

Weighted average common and dilutive shares outstanding	20,677,210	19,152,090

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE Loss
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Net loss	$(1,168,795)	$(1,155,564)
Other comprehensive income:
Unrealized gain on investment in 3CI	139,778	559,260
Comprehensive loss	$(1,029,017)	$(596,304)

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,168,795)	$(1,155,564)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,366	872
Amortization of debt discount and financing costs	985,827	858,698
Gain on CCC Settlement	(180,000)
Changes in assets and liabilities:
Trade accounts receivable, net	195,542	—
Notes and other receivables	(396)	(10,918)
Prepaid expenses and other assets	39,946	(8,041)
Accounts payable and accrued expenses	830,817	2,041,960
Net operating cash flows provided by (used in) discontinued operations	1,247,078	(3,910,800)
Net cash provided by (used in) operating activities	1,951,385	(2,183,793)

Cash flows from financing activities:
Proceeds from borrowings	—	2,100,000
Repayments of notes payable	(150,000)	—
Borrowing on revolver	—	1,250,000
Increase in restricted cash	—	(417,833)
Increase in deferred financing costs	—	(280,567)
Net cash from discontinued financing activities	—	—
Net cash provided by (used in) financing activities	(150,000)	2,651,600
Net increase in cash and cash equivalents	1,801,385	467,807

Cash and cash equivalents at beginning of period	1,003,663	258,120
Cash and cash equivalents at end of period	$2,805,048	$725,927

Supplemental disclosure of cash flow information:
Cash paid for interest	$140,455	$258,920
Supplemental disclosure of non-cash financing activities:
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$—	$840,448
Issuance of shares to lender in payment of fees	$—	$638,010
Issuance of shares and warrants in connection with settlement of class-action litigation	$—	$1,564,490

See accompanying Notes to Condensed Consolidated Financial Statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Tidel Technologies, Inc. (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which are designed for the management of cash within various specialty retail markets, primarily in the United States. Sales of ATM and Cash Security products are generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. TACC and Sentinel products are often sold directly to end-users as well as distributors.

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position as of December 31, 2005, the statements of operations and comprehensive loss for the three months ended December 31, 2005 and 2004, and the statements of cash flows for the three months ended December 31, 2005 and 2004. Although management believes the unaudited interim disclosures in these condensed consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for any quarterly period or for the entire year ending September 30, 2006. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Status of Tidel Technologies, Inc.

Sale of ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus Fund, Ltd., (“Laurus”) into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.8 million in the company’s second fiscal quarter.

We have classified our ATM business as Assets Held for Sale and discontinued operations as of and for the years ending September 30, 2005 and 2004, and as of December 31, 2005

Sale of Our Cash Security Business and Related Agreements with Laurus

We entered into an asset purchase agreement, dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout group led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial perspective of the unaffiliated shareholders. On December 31, 2005, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

The Cash Security Asset Purchase Agreement provides for the sale of our Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the second fiscal quarter of 2006.  The purchase price payable under the Cash Security Business Sale is subject to the reorganization fee and the other amounts payable to Laurus under the terms of the Agreement Regarding the NCR Transaction and Other Asset Sales dated November 26, 2004.

Upon closing of the Cash Security Business Sale, we estimate the reorganization fee payable to Laurus will be in the range of $9 million to $11 million.

Pursuant to the terms of a exercise and conversion agreement we entered into with Laurus on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds 19,251,000 shares representing approximately 49.8% of our common stock.

On January 12, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180.

On January 12, 2006, we entered into a stock redemption agreement with Laurus. Pursuant to the terms of the stock redemption agreement, we have agreed to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus at a per share price not less than $.20 per share nor greater than $.34 per share following the determination of our assets in accordance with the formula set forth below.

The stock redemption agreement with Laurus provides that the purchase price for the shares of our common stock to be repurchased from Laurus shall consist of the per share price multiplied by the 19,251,000 shares of our common stock held by Laurus. The per share price shall equal the quotient obtained by dividing (1) the value on the closing date under the Cash Security Asset Purchase Agreement of (A) the sum of the value of all assets of the Company that would be valued by the Company in connection with a liquidation of the Company following the closing of the Cash Security Business Sale (after giving effect to such closing), including, but not limited to: (i) all cash and cash equivalents held by the Company, (ii) all marketable securities held by the Company, and (iii) all other remaining tangible and intangible assets held directly or indirectly by the Company valued at fair market value minus (B) the sum of (i) all fees and expenses of the Company and its subsidiaries in connection with the ATM Business Sale and the Cash Security Business Sale incurred through the closing date of the Cash Security Business Sale, (ii) all payments and obligations due to, or on behalf of, present and former employees of the Company and its subsidiaries incurred through the closing date of the Cash Security Business Sale, (iii) all amounts paid or payable to Laurus pursuant to the Agreement Regarding NCR Transaction and Other Assets Sales dated as of November 26, 2004 by and between the Company and Laurus, (iv) all other liabilities of the Company and its subsidiaries, (v) payments due to independent directors of the Company in an aggregate amount not to exceed $400,000, and (vi) a good faith estimate of the costs and expenses which would be incurred in connection with the liquidation of the Company including, without limitation, legal fees, directors and officers insurance, all fees and expenses relating to SEC and governmental filings and related expenses, by (2) the total number of shares of Common Stock outstanding on the closing date of the Cash Security Business Sale. Notwithstanding the foregoing, the per share price shall not be less than $.20 per share nor greater than $.34 per share.

Pursuant to the terms of the stock redemption agreement with Laurus, Laurus has agreed (i) to the cancellation as of the closing date of the Cash Security Business Sale of the outstanding warrants that it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and (ii) not to exercise such warrants prior to the earlier to occur of March 31, 2006 and the date on which the Cash Security Asset Purchase Agreement is terminated.

Following the share repurchase under the stock redemption agreement with Laurus, Laurus will cease to hold any equity interest in the Company. If the Cash Security Business Sale does not occur by March 31, 2006, then pursuant to the terms of the exercise and conversion agreement we entered into with Laurus, we have agreed to immediately redeem from Laurus the 18,000,000 shares of our common stock issued to Laurus upon Laurus’ conversion pursuant to the exercise and conversion agreement of $5,400,000 of our debt.

We and Laurus also entered into a cash collateral deposit letter, and a reaffirmation, ratification and confirmation agreement, both dated January 12, 2006. Pursuant to the cash collateral deposit letter, we agreed that a portion of the $8,200,000 of proceeds (the "Deposit Amount") from the ATM Business Sale that were on deposit with Laurus for repayment of outstanding Company indebtedness to Laurus would be applied to repay all amounts owing to Laurus under (i) the portion of the note, dated November 25, 2003, in the initial principal amount of $6,450,000, together with an additional $292,987 principal amount added thereto on November 26, 2004, remaining after Laurus’ conversion of $5,400,000 of indebtedness into shares of our common stock, (ii) a convertible term note, dated November 26, 2004 in the aggregate principal amount of $600,000, which was convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (iii) a convertible term note, dated November 26, 2004, in the aggregate principal amount of $1,500,000, which was convertible into shares of common stock of the Company at a conversion price of $3.00 per share (collectively, the "Notes"). Thereafter, the Notes shall be deemed to have been indefeasibly repaid and the Deposit Amount will be reduced to $5,330,507. Under the cash collateral deposit letter, such remaining Deposit Amount together with an additional cash deposit of $69,493 from the Company, for an aggregate amount of $5,400,000, will be used as collateral to secure our obligations to Laurus under, among other things, the stock redemption agreement and the exercise and conversion agreement. Pursuant to the reaffirmation, ratification and confirmation agreement, we acknowledged and reaffirmed our obligation to pay to Laurus simultaneously with the closing of the Cash Security Business Sale the reorganization fee payable to Laurus pursuant to Section 4 of the Agreement Regarding NCR Transaction and Other Asset Sales, which amount will be determined in accordance with the provisions of such section and shall not be less than $5,000,000 nor more than $11,000,000.

Each of Laurus and our officers and directors entered into voting agreements with Sentinel Technologies, Inc., an affiliate of the purchaser under the Cash Security Asset Purchase Agreement, as of January 12, 2006, under which Laurus and our officers and directors agreed to vote all of the shares of Company common stock that Laurus and each such person owns and any shares over which Laurus and each such person exercises voting control in favor of the approval and adoption of the Cash Security Asset Purchase Agreement, the Cash Security Business Sale and related transactions and against any competing transactions proposed to the Company’s shareholders.

Major Customers and Credit Risks

We generally retain a security interest in our underlying equipment that is sold to customers until we receive payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of our credit arrangements with them.

The concentration of customers in the ATM market may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. Sales of Sentinel cash security systems are currently to a small number of customers as well. The loss of a single customer could have an adverse effect on our sales revenue. During the first quarter of fiscal year 2006, we sold 436 Sentinel units compared with 616 units during the same period last year. The decrease was primarily related to sales to a few large national convenience store operators. This resulted in a decrease in sales of approximately $1.5 million during the first quarter of 2006 compared with the first quarter of 2005. This had a negative impact on our first quarter earnings for 2006.

The majority of our sales during the first quarter of fiscal year 2006 were to customers within the United States. Foreign sales accounted for 8% and 15% of the Company’s total sales for the quarters ending December 31, 2005 and 2004, respectively, which were to one foreign distributor. All sales are transacted in U.S. dollars.

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

The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. In July of 2005, we collected a partial payment of approximately $350,000, and we received a commitment that commenced August 5, 2005, from the distributor to submit at least approximately $35,000 per week until the balance is paid in full. We received 16 weekly payments totaling approximately $560,000, pursuant to that commitment. During the quarter ended December 31, 2005, the distributor stopped making payments to us pursuant to that commitment. Not withstanding our current commitment to aggressively pursue our rights to collect the outstanding balance of the facility and in view of the uncertainty of the ultimate outcome, we increased our reserve during the fiscal year ended, September 30, 2005, to approximately $830,000, which is approximately the amount due us as of December 31, 2005.

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributor, balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December of 2005, therefore reducing the receivable by an additional $300,000 resulting in a balance of $833,000 at December 31, 2005.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires companies to recognize stock-based expense based on the estimated fair value of employee stock options. We adopted SFAS No. 123 in accounting for our Plans resulting in $2,450 of compensation expense in the consolidated financial statements for the quarter ended December 31, 2005

(2)	Discontinued Operations

Revenues for the three months ended December 31, 2005 and 2004 for the discontinued operations were $8,593,750 and $10,187,785, respectively.

ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into the NCR Asset Purchase Agreement with NCR EasyPoint, a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business. See Note 1, Status of Tidel Technologies, Inc. - Sale of ATM Business.

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $1,125,000 and $1,070,000, respectively	1,857,192	2,310,262
Inventories	7,128,583	7,323,439
Prepaid expenses and other	300,000	392,972
Total current assets	9,285,775	10,026,673
Property, plant and equipment, at cost	3,168,336	4,337,677
Accumulated depreciation	(3,089,274)	(4,216,152)
Net property, plant and equipment	79,062	121,525
Other assets	27,297	27,297
Total assets	$9,392,134	$10,175,495
LIABILITIES
Current Liabilities:
Accounts payable	$1,691,882	$1,681,288
Other accrued expenses	636,174	1,814,634
Total liabilities	$2,328,056	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	For The Quarters Ended
	December 31, 2005	December 31, 2004
Net sales	$3,847,874	$3,675,243
Cost of sales	2,592,268	2,482,382
Gross profit	1,255,606	1,192,861
Selling, general and administrative	880,941	966,584
Depreciation and amortization	46,048	93,763
Operating income	328,617	132,514
Non-operating (income) expense	—	—
Net income	$328,617	$132,514

Cash Security Business

We entered into the Cash Security Asset Purchase Agreement with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business. See Note 1, Status of Tidel Technologies, Inc., Sale of our Cash Security Business and Related Agreements with Laurus.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $7,500 and $6,200, respectively	1,293,631	1,856,523
Inventories	2,363,520	3,137,818
Prepaid expenses and other	152,964	198,057
Total current assets	3,810,115	5,192,398
Property, plant and equipment, at cost	1,777,925	1,097,604
Accumulated depreciation	(1,692,810)	(1,020,015)
Net property, plant and equipment	85,115	77,589
Other assets	275,631	25,631
Total assets	$4,170,861	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,852
Accounts payable	1,793,943	1,397,394
Other accrued expenses	3,189,133	3,069,278
Total current liabilities	4,983,076	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$5,004,058	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	For The Quarters Ended
	December 31, 2005	December 31, 2004
Net sales	$4,745,876	$6,512,542
Cost of sales	2,888,459	3,467,773
Gross profit	1,857,417	3,044,769
Selling, general and administrative	1,004,460	942,401
Depreciation and amortization	(7,526)	7,374
Operating income	860,483	2,094,994
Non-operating expense	94	658
Net income	$860,389	$2,094,336

(3)	Accounting policies related to Discontinued Operations which are Classified as Assets Held For Sale and discontinued operations

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

Accounts Receivable

We have significant investments in billed receivables as of December 31, 2005 and September 30, 2005. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of December 31, 2005 and September 30, 2005, the allowance for doubtful contract receivables was $1,132,000 and $1,132,000, respectively.

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

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $474,830 and $555,942 for the quarters ending December 31, 2005 and 2004, respectively.

Shipping and Handling Cost

Shipping and handling costs billed to customers totaled $130,701 and $175,392 for the quarter ended December 31, 2005 and 2004, respectively. We incurred shipping and handling costs of $132,462 and $184,101 for the quarter ended December 31, 2005 compared with the same quarter in 2004. The net expense of $1,761 and $8,709 is included in selling expenses in the accompanying statement of operations for the quarters ending December 31, 2005 and 2004, respectively.

(4)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended December 31,
	2005	2004
Net loss (numerator for basic earnings per share)	$(1,168,795)	$(1,155,564)
Interest expense attributable to convertible note	—	—
Adjusted net loss (numerator for diluted earnings per share)	$(1,168,795)	$(1,155,564)
Weighted average common shares outstanding (denominator for basic earnings per share)	20,667,210	19,152,090
Dilutive shares outstanding	—	—
Weighted average common and dilutive shares outstanding	20,667,210	19,152,090
Basic earnings per share	$(0.05)	$(0.06)
Diluted earnings per share	$(0.05)	$(0.06)

Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2005, we had outstanding options covering an aggregate of 1,092,730 shares of common stock, of which 704,300 shares were exercisable. We also had outstanding warrants covering an aggregate of 5,890,000 shares of common stock. Excluded from the computation of diluted EPS for the three months ended December 31, 2005 are options to purchase 1,092,730 shares to purchase common stock at a weighted average of $1.22 per share and 5,890,000 warrants, with a remaining exercise price ranging from $0.30 to $0.40, as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three months ended December 31, 2004 are options to purchase 786,000 shares to purchase common stock at a weighted average of $1.69 per share. Excluded from computation of diluted EPS for the three months ended December 31, 2004 are 6,079,475 warrants, with a remaining exercise price ranging from $0.30 to $0.45, as they would also be anti-dilutive.

(5)	Shareholders’ Equity

In addition, we entered into a stock redemption agreement with Laurus, dated January 12, 2006. See Note 1, Status of Tidel Technologies, Inc. - Sale of our Cash Security Business and Related Agreements with Laurus.

During the quarter ended December 31, 2004, we issued 2,000,000 shares of our common stock related to the settlement of the class action litigation. In addition, we issued 1,251,000 shares of our common stock to Laurus (see Note 2, “Long-Term Debt”) related to settlement of late filing penalties. As of September 30, 2004, we accrued $1,564,490 for the settlement of the class action litigation and $638,010 for the settlement of the late filing penalties.

(6)	Long-Term Debt and Convertible Debentures

Long-term debt related to continued operations consisted of the following:

	December 31, 2005	September 30, 2005
Convertible notes issued to Laurus, net of discount of $2,820,226 and $3,746,531, respectively	$5,197,762	$4,421,457
Total short-term and long-term debt	5,197,762	4,421,457
Less: current maturities	(5,197,762)	(2,325,000)
Long-term debt, less current maturities	$—	$2,096,457

Laurus Financing

On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus pursuant to a Securities Purchase Agreement (the “SPA”) by and between the Company and Laurus dated as of November 25, 2003. The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and are convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in convertible debentures issued to two investors (the “Holders”) in September 2000, together with all accrued interest, penalties and fees associated therewith.

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

On November 26, 2004, we completed an additional financing (the “Additional Financing”), a $3,350,000 financing transaction with Laurus pursuant to the 2004 SPA. The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of the 2003 Fee Shares, which consisted of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

On January 12, 2006, we utilized proceeds from the ATM Business Sale held in the collateral account to repay outstanding indebtedness to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180. On January 13, 2006, Laurus converted the remaining outstanding indebtedness of $5,400,000 into 18,000,000 shares of our common stock.

Bridge Loans

Beginning in September 2003, we issued the following unsecured, short-term promissory notes totaling $720,000 to shareholders or their affiliates as part of a bridge financing transaction (the “Bridge Loans”):

In September 2003, we issued a shareholder, Alliance Developments, Ltd. (“Alliance”), an unsecured, short-term promissory note dated September 26, 2003 in the principal amount of $300,000 due December 24, 2003; plus accrued interest at 9% per annum, payable at maturity. In consideration for the original loan, Alliance received three-year warrants to purchase 100,000 shares of common stock at $0.45 per share. The note was renewed on December 24, 2003 until March 24, 2004. In consideration for the renewal, Alliance received additional three-year warrants to purchase 50,000 shares of common stock at $0.45 per share. The proceeds of the Alliance note were allocated to the note and the related warrants based on the relative fair value of the note and the warrants, with the value of the warrants resulting in a discount against the note. As a result, we recorded additional interest charges totaling $20,572 in fiscal 2003 related to the discounts. The balance at September 30, 2003 was $300,000. The note was paid in full on March 5, 2004.

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

As of December 31, 2005, we had $1,250,000 available for borrowing under the Purchase Order Note as part of the Additional Financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Forward-Looking Statements” included in our 2005 Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 3, 2006, the Company completed the sale of substantially all of the assets of its ATM business division to NCR EasyPoint LLC pursuant to that Asset Purchase Agreement dated February 19, 2005 between the Company, NCR EasyPoint LLC and NCR Corporation (the “ATM Business Sale”). The total purchase price was $10.4 million of which $8.2 million was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding loans from Laurus. On January 12, 2006, we utilized proceeds from the ATM Business Sale held in the collateral account to repay outstanding indebtedness to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180. On January 13, 2006, Laurus converted the remaining outstanding indebtedness of $5,400,000 into 18,000,000 shares of our common stock.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2005 Annual Report on Form 10-K.

Results of Operations

Operating Segments

We conduct business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	(dollars in 000’s)
	December 31, 2005	December 31, 2004
ATM Business	$3,847,874	$3,675,243
Cash Security Business:
TACC	901,104	1,152,358
Sentinel	3,361,715	4,897,819
Parts & Other	483,057	462,365
Total Cash Security Business	$4,745,876	$6,512,542

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the requirement to classify our only two product lines as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,805,048	$1,003,663
Trade accounts receivable	234,458	250,000
Other receivables	13,361	12,965
Prepaid expenses and other	130,286	170,231
Total current assets	3,183,153	1,436,859
Property, plant and equipment, at cost	55,641	55,641
Accumulated depreciation	(44,214)	(42,848)
Net property, plant and equipment	11,427	12,793
Other assets	696,018	615,763
Total assets	$3,890,598	$2,065,415
LIABILITIES
Current Liabilities:
Current maturities of long-term debt, net of discount of $2,820,226 at December 31, 2005	$5,197,762	$2,325,000
Accounts payable	970,875	431,876
Accrued interest payable	2,171,856	2,135,852
Other accrued expenses	546,685	290,871
Total current liabilities	8,887,178	5,183,599
Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30, 2005	—	2,096,457
Total liabilities	$8,887,178	$7,280,056

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Quarter Ended December 31,
	2005	2004
Revenues	$—	$—
Selling, general and administrative	1,374,024	307,199
Depreciation and amortization	1,366	872
Operating loss	(1,375,390)	(308,071)
Other income (expense):
Recovery from bankruptcy	180,000	—
Interest expense, net	(1,162,411)	(3,074,343)
Total other expense	(982,411)	(3,074,343)
Continuing loss before taxes	(2,357,801)	(3,382,414)
Income tax benefit	—	—
Net loss from continuing operations	$(2,357,801)	$(3,382,414)

Quarter Ended December 31, 2005 Compared with the Quarter Ended December 31, 2004

Selling, general and administrative expenses for the quarter ended December 31, 2005 increased by approximately $1.0 million which is an increase from the quarter ended December 31, 2004. This increase is primarily related to increased legal, accounting, and audit-related costs.

Depreciation and amortization for the quarter ended December 31, 2005 and December 31, 2004 was $1,366 and $872, respectively.

Interest expense was $1,162,411 for the quarter ended December 31, 2005 compared with $3,074,343 for the quarter ended December 31, 2004. The decrease is primarily related to a $2.0 million accrual recorded during the quarter ended December 31, 2004 for the minimum reorganization fee due to Laurus.

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

We recorded a net (loss) from continuing operations of $(2,357,801) and $(3,382,414) for the quarters ended December 31, 2005 and December 31, 2004, respectively.

Discontinued Operations (ATM Business)

On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into the NCR Asset Purchase Agreement.

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.8 million. Subsequently, on January 13, 2006 Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds shares representing approximately 49.8% of our common stock.

We have classified our ATM business as Assets Held for Sale as of December 31, 2005.

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $1,125,000 and $1,070,000, respectively	1,857,192	2,310,262
Inventories	7,128,583	7,323,439
Prepaid expenses and other	300,000	392,972
Total current assets	9,285,775	10,026,673
Property, plant and equipment, at cost	3,168,336	4,337,677
Accumulated depreciation	3,089,274	(4,216,152)
Net property, plant and equipment	79,062	121,525
Other assets	27,297	27,297
Total assets	$9,392,134	$10,175,495
LIABILITIES
Current Liabilities:
Accounts payable	$1,691,882	$1,681,288
Other accrued expenses	636,174	1,814,634
Total liabilities	$2,328,056	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Quarters Ended
	December 31, 2005	December 31, 2004
Net sales	$3,847,874	$3,675,243
Cost of sales	2,592,268	2,482,382
Gross profit	1,255,606	1,192,861
Selling, general and administrative	880,941	966,584
Depreciation and amortization	46,048	93,763
Operating loss	328,617	132,514
Non-operating (income) expense	—	—
Net income (loss)	$328,617	$132,514

Quarter ended December 31, 2005 Compared with Quarter ended December 31, 2004

Net Sales from the ATM business were increased by only $172,631 compared with the quarter ended December 31, 2004. The increase was a result of the slight increase in sales of ATM machines.

Gross profit on net sales for the quarter ended December 31, 2005 increased by only $62,745 from a year ago. Gross profit as a percentage of sales was 33% and 32% for the quarter ended December 31, 2005 and for the quarter ended December 31, 2004, respectively.

Selling, general and administrative expenses for the quarter ended December 31, 2005 decreased $85,643 compared with the same period last year. The decrease is primarily related to costs associated with the engineering department.

Depreciation and amortization for the quarter ended December 31, 2005 and December 31, 2004 was $46,048 and $93,763, respectively.

The ATM business recorded a net income of $328,617 and $132,514 for the quarter ended December 31, 2005 and quarter ended December 31, 2004, respectively.

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

The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. In addition, the Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the second fiscal quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the reorganization fee and the other amounts payable to Laurus under the terms of the Agreement Regarding the NCR Transaction and Other Asset Sales dated November 26, 2004.

Upon closing of the Cash Security Business Sale we estimate the reorganization fee payable to Laurus will be in the range of $9 million to $11 million.

We have classified the Cash Security Business as Assets Held for Sale as of December 31, 2005.

An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $7,500 and $6,200, respectively	1,293,631	1,856,523
Inventories	2,363,520	3,137,818
Prepaid expenses and other	152,964	198,057
Total current assets	3,810,115	5,192,398
Property, plant and equipment, at cost	1,777,925	1,097,604
Accumulated depreciation	(1,692,810)	(1,020,015)
Net property, plant and equipment	85,115	77,589
Other assets	275,631	25,631
Total assets	$4,170,861	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,852
Accounts payable	1,793,943	1,397,394
Other accrued expenses	3,189,133	3,069,278
Total current liabilities	4,983,076	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$5,004,058	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	December 31, 2005	December 31, 2004
Net sales	$4,745,876	$6,512,542
Cost of sales	2,888,459	3,467,773
Gross profit	1,857,417	3,044,769
Selling, general and administrative	1,004,460	942,401
Depreciation and amortization	(7,526)	7,374
Operating income	860,483	2,094,994
Non-operating expense	94	658
Net income	$860,389	$2,094,336

Quarter ended December 31, 2005 Compared with Quarter ended December 31, 2004

Net Sales from the Cash Security business were $4,745,876 for the quarter ended December 31, 2005, representing an decrease of $1,766,666 from net sales of $6,512,542 for the quarter ended December 31, 2004. The decrease is directly related to a decrease in sales of the Sentinel units to a national convenience store operator.

Gross profit on product sales for the quarter ended December 31, 2005 decreased $1,187,352 from the quarter ended December 31, 2004. Gross profit as a percentage of sales was 39% for the quarter ended December 31, 2005, compared to 47% for the quarter ended December 31, 2004. The decrease is primarily a result of a long term purchase commitment of the Sentinel Units from a national convenience store operator which resulted in a lower sales price per unit.

Selling, general and administrative expenses for the quarter ended December 31, 2005 was $1,004,460 compared with $942,401 for this same period last year. This is primarily related to costs associated with our marketing efforts related to the Sentinel Product.

Depreciation and amortization for the quarter ended December 31, 2005 and December 31, 2004 was $(7,526) and $7,374 respectively.

Liquidity and Capital Resources

General

Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 3, 2006, the Company completed the ATM Business Sale.

Cash Flows

Cash provided by operations was $1,951,385 for the quarter ended December 31, 2005 compared with cash used in operations of $(2,183,793) for the same period last year. The improvement during the first quarter of fiscal 2006 was primarily attributable to increased collections of trade accounts receivable compared to the same period a year ago.

Working Capital

As of December 31, 2005, we had working capital of $526,856 compared with working capital of $3,731,219 at September 30, 2005. The decrease in working capital was primarily a result of the reclassification of notes payable to Laurus from long term to current maturities as of December 31, 2005.

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

As of December 31, 2005, we have $1,250,000 available for borrowing under the Purchase Order Note, as part of the Additional Financing.

On January 12, 2006, the proceeds from the ATM Sale to NCR were applied to the repayment of approximately $2,455,000 of indebtedness to Laurus and Laurus’ remaining indebtedness of $5,745,000 was converted into 18,250,000 shares of our common stock.

The Cash Security Asset Purchase Agreement:

We entered into the Cash Security Asset Purchase Agreement with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business. The Cash Security Asset Purchase Agreement provides for the sale of the Company’s Cash Security business to the purchaser thereunder for a cash purchase price of $17.5 million, less $100,000 as consideration for the purchaser’s potential liability in connection with certain litigation and subject to a closing balance sheet purchase price adjustment. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the second fiscal quarter of 2006. The purchase price payable under the Cash Security Business Sale is subject to the Reorganization Fee and the other amounts payable to Laurus under the terms of the Asset Sales Agreement. See Part I, Item 1(c), “Laurus Reorganization Fee” and Item 2, Results of Operations - Discontinued Operations (Cash Security Business), for more information.

The Equipment Purchase Agreement

In June 2004, our subsidiary entered into an equipment purchase agreement with an initial term through December 31, 2005 with a national convenience store operator (the “Buyer”) for the sale of our Sentinel units. We agreed to provide “Most Favored Nation” pricing to the Buyer and to not increase the price during the initial term of the agreement. As of December 31, 2005, the Buyer had purchased 1,819 units under two purchase order contracts totaling approximately $14.3 million in Sales.

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

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December of 2005, therefore reducing the receivable by an additional $300,000 resulting in a balance of $833,000 at January 05, 2006.

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

Investment in 3CI Complete Compliance Corporation

We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”) a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. As of December 31, 2005, we continue to own 698,889 shares of the common stock of 3CI. We have no immediate plan for the disposal of these shares. At December 31, 2005, all the shares were pledged to secure borrowings in connection with the Financing. See Note 7, “Investment in 3CI” to “Notes to the Consolidated Financial Statements” in Part IV of the 2005 Annual Report. The value of the investment in 3CI was marked to the market values of $419,333 ($0.60 per share) and $279,556 ($0.40 per share) at December 31, 2005 and September 30, 2005, respectively.

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

Long-term debt including current maturities and debt discount was $8,017,988, as of December 31, 2005 and $8,167,988 as of September 30, 2005.

The following table summarizes our contractual cash obligations as of December 31, 2005:

	PAYMENTS DUE BY FISCAL YEAR
	2006	2007	2008	2009	2010	Thereafter
Operating leases	$168,520	$—	$—	$—		$	$—
Long-term debt, including current portion (1)	3,000,000	3,667,988	1,500,000	—			—
Total	$3,168,520	$3,667,988	$1,500,000	$—		$	$—

(1) - On January 12, 2006, we utilized proceeds from the ATM Business Sale to repay outstanding indebtedness to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180. On January 13, 2006, Laurus converted the remaining outstanding indebtedness of $5,400,000 into 18,000,000 shares of our common stock.

We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases, which expire in the years up through 2006. Rental expense under these leases for the quarters ended December 31, 2005 and 2004 was approximately $92,358 and $130,162, respectively.

Management’s Current Plans with Regard to Our Liquidity Include the Following:

Sale of ATM Business

On January 3, 2006, we completed the ATM Business Sale. See Item 1, Status of Tidel Technologies, Inc. Sale of ATM Business.

We have classified our ATM business as Assets Held for Sale and discontinued operations as of and for the years ending December 31, 2005 and 2004.

Sale of Our Cash Security Business and Related Agreements with Laurus

We entered into an asset purchase agreement, dated as of January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout group led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”).  See Item 1, Status of Tidel Technologies, Inc., Sale of Our Cash Security Business and Related Agreements with Laurus.

Risk Factors

Please see the risk factors contained in the 2005 Annual Report.

Forward-Looking Statements

In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	the uncertainty of our future prospects in light of the ATM Business Sale and the Cash Security Business Sale;

•	our need for additional financing in the future;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm;

•	our history of operating losses and our inability to make assurances that we will generate operating income in the future;

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

These and other uncertainties related to the business are described in detail under the headings of “Risk Factors” and “Forward-Looking Statements” in Item 7A of our 2005 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of our 6% subordinated convertible debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased 1% in the first three months of fiscal 2006, there would have been no material impact on our consolidated results of operations or financial position.

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

In conducting the evaluation of disclosure controls and procedures and the accounting controls and procedures, it was concluded that the Company had a material weakness in its internal controls and procedures related to the company’s communication from its principal operating subsidiary, Tidel Engineering, L.P to the corporate office regarding the recognition of revenues as of September 30, 2005. The company revised its revenue recognition policy in the fiscal year ended September 30, 2005 to recognize revenue at the time products are shipped to customers. Approximately $2.0 million of revenues were recognized from the sales of the Sentinel product in the fourth quarter of the fiscal year ended September 30, 2005 and the majority of the units that related to the revenue had not been shipped as of September 30, 2005. These sales were not communicated to the corporate office, and accordingly our Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls and procedures were not effective as of the end of the year ended September 30, 2005. We properly adjusted our 2005 consolidated financial statements included in this Form 10-K for the fiscal year ended September 30, 2005 to be in compliance with our revenue recognition policy.

In order to remedy this material weakness, the Company implemented a new internal control procedure, which requires the principal operating subsidiary to send a monthly billing schedule to the corporate office for review by the Chief Financial Officer. The Chief Financial Officer of the Company is then required to review the monthly billings with the Chief Executive Officer of the principal operating subsidiary to ensure that the monthly revenues recorded are consistent with our revenue recognition policy. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of December 31, 2005.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of December 31, 2005.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2001, we recovered inventory from CCC in the approximate amount of $3.0 million; however, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, we increased our reserves to $24.1 million, which represented the total remaining balances of the trade accounts and note receivable due from CCC. In addition, we provided additional reserves of $500,000 due to uncertainties regarding the full recovery of our escrow deposits. At September 30, 2003, our remaining receivable from the escrow deposits was reduced to $250,000. In October 2005, an order for summary judgment was entered by the court, which confirmed that Fleet had a first lien on all of the assets of CCC followed by the liens of Tidel and NCR, respectively. In December 2005, we entered into a settlement agreement in the matter of Fleet v. Tidel Engineering L.P., et al, whereby we received a cash payment of $430,000 in exchange for an assignment of our claims to NCR and a waiver of our rights to any future payments from such claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We and several of our officers and directors were named as defendants in a purported class action filed on October 31, 2001 in the United States District Court for the Southern District of Texas. The settlement, which was subject to a definitive agreement and court approval, provided for a cash payment of $3 million to be funded by our liability insurance carrier and our issuance of two million shares of common stock. In October 2004, the Court approved the settlement and 2,000,000 shares were issued in November 2004.

Pursuant to the $3,350,000 Additional Financing with Laurus on November 26, 2004, we issued 1,251,000 shares of our common stock to Laurus in November 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2005, the Company held a special meeting of its shareholders to consider and to vote on a proposal to approve the sale of substantially all of the assets of the Company’s ATM Business pursuant to the Asset Purchase Agreement dated February 19, 2005 between the Company, NCR EasyPoint LLC f/k/a NCR Texas LLC, and NCR Corporation. There was a total of 13,291,151 shares present at the special meeting of which 12,864,666 shares were voted in favor of the ATM Business sale proposal, 392,337 shares were voted against the ATM Business sale proposal, and 34,148 shares abstained from voting on the ATM Business sale proposal.

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

TIDEL TECHNOLOGIES, INC.
(Company)

February 21, 2006	/s/ MARK K. LEVENICK
Mark K. Levenick
Interim Chief Executive Officer

February 21, 2006	/s/ ROBERT D. PELTIER
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