Form 10-Q
period 2006-03-31
TIDEL TECHNOLOGIES INC
filed 2006-05-22
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___to ___

Commission file Number 000-17288

TIDEL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Wilcrest Drive, Suite 105
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

The number of shares of Common Stock outstanding as of the close of business on April 30, 2006 was 38,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,852,530	$1,003,663
Restricted cash	5,400,000	—
Trade accounts receivable, net	—	250,000
Notes and other receivables	17,513	12,965
Prepaid expenses and other	86,857	170,231
Assets held for sale, net of accumulated depreciation of $1,303,436 and $5,236,167, respectively (See Note 2)	4,952,426	15,471,113
Total current assets	12,309,326	16,907,972

Property and equipment, at cost	—	55,641
Accumulated depreciation	—	(42,848)
Net property and equipment	—	12,793

Other assets	674,411	615,763
Total assets	$12,983,737	$17,536,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$2,325,000
Accounts payable	390,091	431,876
Accrued interest payable	2,000,000	2,135,852
Shares subject to redemption (See Note 1)	5,400,000	—
Other accrued expenses	18,836	290,871
Liabilities related to assets held for sale (See Note 2)	3,552,961	7,993,154
Total current liabilities	11,361,888	13,176,753

Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30, 2005	—	2,096,457
Total liabilities	11,361,888	15,273,210

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 38,677,210 shares and 20,677,210 shares, respectively	386,772	206,772
Additional paid-in capital	30,782,187	30,962,187
Accumulated deficit	(29,638,135)	(28,905,810)
Accumulated other comprehensive income	91,025	169
Total shareholders’ equity	1,621,849	2,263,318
Total liabilities and shareholders’ equity	$12,983,737	$17,536,528

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—

Selling, general and administrative	618,893	375,334	1,992,917	682,533
Depreciation and amortization	1,312	1,299	2,678	2,171
Operating (loss)	(620,205)	(376,633)	(1,995,595)	(684,704)

Other income (expense):
Interest expense, net of approximately 112,000 interest of income	(3,033,161)	(1,165,173)	(4,195,572)	(4,239,516)
Gain on collection of receivable previously reserved	598,496	—	598,496	—
Additional income and expenses related to the CCC bankruptcy settlement	(75,000)	—	105,000	—
Other	(7,455)	—	(7,455)	—
Total other income (expense)	(2,517,120)	(1,165,173)	(3,499,531)	(4,239,516)
Loss before taxes	(3,137,325)	(1,541,806)	(5,495,126)	(4,924,220)

Income tax expense	—	—	—	—
Loss from continuing operations	(3,137,325)	(1,541,806)	(5,495,126)	(4,924,220)

Discontinued operations:
Income/ (loss) discontinued operations	(38,714)	410,174	1,150,292	2,637,024
Gain on sale of ATM business	3,612,509	—	3,612,509	—
Total income from discontinued operations	3,573,795	410,174	4,762,801	2,637,024
Net income (loss)	$436,470	$(1,131,632)	$(732,325)	$(2,287,196)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.07)	$(0.19)	$(0.25)
Income (loss) from discontinued operations	0.10	0.02	0.17	0.14
Net income (loss)	$0.01	$(0.05)	$(0.02)	$(0.11)

Weighted average basic common shares outstanding	36,077,210	20,677,210	28,292,595	19,906,270

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.07)	$(0.19)	$(0.25)
Income (loss) from discontinued operations	0.10	0.02	0.17	0.14
Net income (loss)	$0.01	$(0.05)	$(0.02)	$(0.11)
Weighted average common and dilutive shares outstanding	36,137,192	20,677,210	28,292,595	19,906,270

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Income (loss)	$436,470	$(1,131,632)	$(732,325)	$(2,287,196)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in 3CI	(48,922)	(377,400)	90,855	181,860
Comprehensive income (loss)	$387,548	$(1,509,032)	$(641,470)	$(2,105,336)

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(732,325)	$(2,287,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,678	2,171
Amortization of debt discount and financing costs	4,078,738	1,844,525
Gain on sale of ATM business	(3,612,509)	—
Other	7,455	—
Changes in assets and liabilities:
Trade accounts receivable, net	250,000	—
Notes and other receivables	(4,548)	981,892
Prepaid expenses and other	(216,625)	11,082
Accounts payable and accrued expenses	(449,672)	1,963,274
Net cash flows used in discontinued operations	(746,337)	(3,934,177)
Net cash used in operating activities	(1,423,145)	(1,418,429)

Cash flows from investing activities:
Proceeds from sale of ATM business	10,440,000	—
Purchases of property and equipment	—	(10,866)
Net cash flows provided by discontinued investing activities	—	—
Net cash provided by (used in) investing activities	10,440,000	(10,866)

Cash flows from financing activities:
Proceeds from borrowings	—	2,100,000
Repayments of notes payable	(2,767,988)	(150,000)
Borrowings on revolver	1,204,391	2,250,000
Payments on revolver	(1,204,391)	(1,250,628)
Increase in restricted cash	(5,400,000)	(59,080)
Increase in deferred financing costs	—	(280,567)
Net cash flows provided by discontinued financing activities	—	—
Net cash provided by (used in) financing activities	(8,167,988)	2,609,725
Net increase in cash and cash equivalents	848,867	1,180,430

Cash and cash equivalents at beginning of period	1,003,663	258,120
Cash and cash equivalents at end of period	$1,852,530	$1,438,550

Supplemental disclosure of cash flow information:
Cash paid for interest	$371,492	258,920
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$5,400,000	$—
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$—	$840,448
Issuance of shares to lender in payment of fees	$—	$638,010
Issuance of shares in connection with settlement of class-action litigation	$—	$1,564,490
Unrealized gain on 3CI investment	$90,855	$181,860

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Tidel Technologies, Inc. (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly owned subsidiaries, develops, manufactures, sells and supports electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which are designed for the management of cash within various specialty retail markets, primarily in the United States. Sales of Cash Security products are generally made to end-users as well as distributors and manufacturers’ representatives.

The accompanying condensed unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated financial position as of March 31, 2006, the consolidated statements of operations and comprehensive income (loss) for the three months and the six months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the six months ended March 31, 2006 and 2005. Although management believes the unaudited interim disclosures in these condensed consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated results of operations for the three months and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for any quarterly period or for the entire year ending September 30, 2006. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Status of Tidel Technologies, Inc.

Sale of ATM Business

During the quarter ended December 31, 2004, we committed to a plan to sell our ATM business. On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million, of which $8.2 million was paid to Laurus Master Fund, Ltd., (“Laurus”) into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was initially paid into an escrow account and has since been released to the Company, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.6 million during the quarter ended March 31, 2006.

Sale of the Cash Security Business and Related Agreements with Laurus

We entered into an asset purchase agreement, dated January 12, 2006 (the “Cash Security Asset Purchase Agreement”), with Sentinel Operating, L.P., a purchaser controlled by a management buyout group led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business (the “Cash Security Business Sale”). The two members of our Board who are unaffiliated with the management buyout group negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

Pursuant to the terms of an exercise and conversion agreement we entered into with Laurus on January 13, 2006 , as amended on February 28, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it held into 18,000,000 shares of our common stock. Following such conversion of such debt, Laurus held 19,251,000 shares representing approximately 49.8% of our outstanding common stock. The exercise and conversion agreement was amended as of February 28, 2006. We currently are in negotiations with Laurus to amend the exercise and conversion agreement so as to extend the dates contained therein.

On January 13, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180.

On January 12, 2006, we entered into a stock redemption agreement with Laurus. Pursuant to the terms of the stock redemption agreement, we have agreed to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus at a per share price not less than $.20 per share nor greater than $.34 per share following the determination of our assets in accordance with the formula set forth therein. We have classified the $5,400,000 of convertible debt converted by Laurus into common stock as a liability under the caption “shares subject to redemption” on the March 31, 2006 consolidated balance sheet.

Pursuant to the terms of the stock redemption agreement with Laurus, Laurus has agreed (i) to the cancellation as of the closing date of the Cash Security Business Sale of the outstanding warrants that it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and (ii) not to exercise such warrants prior to the earlier to occur of May 31, 2006 and the date on which the Cash Security Asset Purchase Agreement is terminated. The stock redemption agreement was amended as of February 28, 2006. We currently are in negotiations with Laurus to amend the stock redemption agreement so as to extend the dates contained therein.

Following the share repurchase under the stock redemption agreement with Laurus, Laurus will cease to hold any equity interest in the Company. If the Cash Security Business Sale does not occur by May 31, 2006, then pursuant to the terms of the exercise and conversion agreement we entered into with Laurus, we have agreed to immediately redeem from Laurus the 18,000,000 shares of our common stock issued to Laurus upon Laurus’ conversion pursuant to the exercise and conversion agreement of $5,400,000 of our convertible debt.

We also entered into a cash collateral deposit letter and a reaffirmation, ratification and confirmation agreement with Laurus dated January 12, 2006. Pursuant to the cash collateral deposit letter, on January 12, 2006, we applied a portion of the $8,200,000 of cash proceeds (the "Deposit Amount") from the ATM Business Sale that were on deposit with Laurus for repayment of outstanding Company indebtedness to Laurus to repay all amounts owing to Laurus under (i) the portion of the note, dated November 25, 2003, in the initial principal amount of $6,450,000, together with an additional $292,987 principal amount added thereto on November 26, 2004, remaining after Laurus’ conversion of $5,400,000 of indebtedness into shares of our common stock, (ii) a convertible term note, dated November 26, 2004 in the aggregate principal amount of $600,000, which was convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (iii) a convertible term note, dated November 26, 2004, in the aggregate principal amount of $1,500,000, which was convertible into shares of common stock of the Company at a conversion price of $3.00 per share (collectively, the "Notes"). Thereafter, the Notes were deemed to have been indefeasibly repaid and the Deposit Amount was reduced to $5,330,507. Under the cash collateral deposit letter, the remaining Deposit Amount together with an additional cash deposit of $69,493 from the Company, for an aggregate amount of $5,400,000, will be used as collateral to secure our obligations to Laurus under, among other things, the stock redemption agreement and the exercise and conversion agreement. Pursuant to the reaffirmation, ratification and confirmation agreement, we acknowledged and reaffirmed our obligation to pay to Laurus simultaneously with the closing of the Cash Security Business Sale the fees payable to Laurus pursuant to the Agreement Regarding the NCR Transaction and Other Asset Sales dated November 26, 2004.

The purchaser under the Cash Security Asset Purchase Agreement has contacted us regarding a possible amendment to certain terms of the Cash Security Asset Purchase Agreement, including a possible reduction to the purchase price payable thereunder. We presently are in discussions with the purchaser but no definitive agreement has been reached at this time.

Each of Laurus and our officers and directors entered into voting agreements with Sentinel Technologies, Inc., an affiliate of the purchaser under the Cash Security Asset Purchase Agreement, as of January 12, 2006, under which Laurus and our officers and directors agreed to vote all of the shares of Company common stock that Laurus and each such person owns and any shares over which Laurus and each such person exercises voting control in favor of the approval and adoption of the Cash Security Asset Purchase Agreement, the Cash Security Business Sale and related transactions and against any competing transactions proposed to the Company’s shareholders. The Laurus voting agreement was amended as of February 28, 2006. We currently are in negotiations with Laurus to amend the Laurus voting agreement so as to extend the dates contained therein.

Major Customers and Credit Risk

We generally retain a security interest in our underlying equipment that is sold to customers until we receive payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of our credit arrangements with them.

Sales of Sentinel cash security systems are currently to a small number of customers. The loss of a single customer could have an adverse effect on our sales. During the second quarter of fiscal year 2006, we sold 237 Sentinel units compared with 421 units during the same period last year. The decrease was primarily a result of sales to our largest Sentinel customer being significantly lower compared with the same period last year. This resulted in a decrease in sales of approximately $1.1 million during the second quarter of 2006 compared with the second quarter of 2005.

The majority of our sales during the second quarter of fiscal year 2006 were to customers within the United States. Foreign sales accounted for only 5% and 10% of the Company’s total sales for the quarters ending March 31, 2006 and 2005, respectively, all of which were to one foreign distributor. All sales are transacted in U.S. dollars.

In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement”, the “Facility Agreement” and the “Share Warrant Agreement” respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor was required to purchase from us not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.

The Facility Agreement provided a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. In July of 2005, we collected a partial payment of approximately $350,000, and we received a commitment that commenced August 5, 2005, from the distributor to submit at least approximately $35,000 per week until the balance is paid in full. We received 16 weekly payments totaling approximately $560,000, pursuant to that commitment. During the quarter ended December 31, 2005, the distributor stopped making payments to us pursuant to that commitment.

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributor balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December 2005, thereby reducing the receivable by $300,000, which resulted in a balance of $833,000 of which $598,496 was reserved at December 31, 2005.

On March 31, 2006, we received approximately $950,000 from the distributor resulting in full payment of the outstanding receivable of $833,000 and interest of $117,000. We recognized income of $598,496, due to reversal of related bad debt reserve and $117,000 of interest income during the quarter ended March 31, 2006.

Share Based Compensation

The Company currently sponsors a stock-based compensation plan as described below. Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” “(SFAS No. 123(R)”). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $2,400 was recorded for the three months ended March 31,006 and $4,900 for the six months ended March 31, 2006. The total stock-based compensation expense was recorded in selling, general and administrative expense.

Prior to October 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

Stock Option and Incentive Plans

The Company maintains a stock option plan (the “Option Plan”) under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 2,000,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of March 31, 2006, 866,220 shares remain available for grant under the Option Plan.

Stock options have been granted with exercise prices at the market price on the date of grant. The granted options have vested generally over four years for non-employee directors and ratably over four years for officers and employees. The granted options generally have ten year contractual terms.

Compensation expense of $19,433 related to previously granted stock option awards which are non-vested had not yet been recognized at March 31, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 20 months.

The following summarizes stock option activity for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2005	1,092,730	$1.28	5.09	—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Balance at March 31, 2006	1,092,730	$1.28	4.84	$—

Exercisable at March 31, 2006	706,800	$1.74	4.84	$—

Pro Forma Effects

If compensation expense for the stock options that we granted had been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123(R), our net loss and net loss per share for the three and six months ended March 31, 2005 would have been as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss as reported	$(1,131,632)	$(2,287,196)
Deduct: Total stock-based employee compensation expense determined under FAS 123, net of taxes	(6,431)	(6,570)
Net loss, pro forma	(1,138,063)	(2,293,766)
Basic earnings (loss) per share:
As reported	(0.05)	(0.11)
Pro forma	(0.05)	(0.11)
Diluted earnings (loss) per share:
As reported	(0.05)	(0.11)
Pro forma	(0.05)	(0.11)

The fair value of each stock option granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value the option grants issued at March 31, 2005.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2005	3.42%	4 Years	160%	0.00%

2006

No options were granted during the three month period ended March 31, 2006.

The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the awards.

2. Discontinued Operations

The Company sold its ATM business on January 3, 2006 and classified its Cash Security Business as a discontinued operation on December 31, 2004.

Net Income from discontinued operations for the three and six months ended March 31, 2006 were $3,573,795 and $4,762,801, respectively, which includes approximately $3,612,000 gain from the sale of the ATM business. Net Income from discontinued operations for the three and six months ended March 31, 2005 were $410,174 and $2,637,024, respectively.

Sale of ATM Business

During the first quarter ended December 31, 2004, we committed to a plan to sell our ATM business. On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into the NCR Asset Purchase Agreement with NCR EasyPoint, a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business. See Note 1, Status of Tidel Technologies, Inc. - Sale of ATM Business for more detail.

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was initially paid into an escrow account and has subsequently been released to the Company, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.6 million during the quarter ended March 31, 2006.

The following is a summary of the unaudited ATM net assets sold as initially determined at December 31, 2004 and as finally reported on the closing date of January 3, 2006:

	January 3, 2006	September 30, 2005
Assets held for sale:
Trade accounts receivable (net of allowances for bad debt)	$1,857,192	$2,310.262
Inventories (net of reserve or obsolescence)	7,126,918	7,323,439
Prepaid expense and other assets	—	392,972
Property and equipment, at cost (net of depreciation)	79,056	121,525
Other Assets	27,297	27,297
Total assets held for sale	$9,090,463	$10,175,495

Liabilities held for sale:
Accounts payable	1,627,748	1,681,288
Other accrued expenses	636,174	1,814,634
Liabilities held for sale	$2,263,922	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Sales	$—	$3,424,078	$3,847,874	$7,099,321
Cost of sales	—	2,417,375	2,592,268	4,899,757
Gross Profit	—	1,006,703	1,255,606	2,199,564
Selling, general and administrative	—	1,795,951	880,941	2,783,335
Depreciation and amortization	—	72,963	46,048	145,926
Operating income	—	(862,211)	328,617	(729,697)
Non-operating (income) expense	—	—	—	—
Net income (loss)	$—	$(862,211)	$328,617	$(729,697)

* There were no operations from the ATM business during the quarter ended March 31, 2006; however, $3,612,509 was recognized as a gain on sale of the ATM business in this quarter.

Cash Security Business

We entered into the Cash Security Asset Purchase Agreement with Sentinel Operating, L.P., a purchaser controlled by a management buyout team led by Mark K. Levenick, our Interim Chief Executive Officer and a member of our Board, and Raymond Landry, a member of our Board, for the sale of substantially all of the assets of our Cash Security business. See Note 1, Status of Tidel Technologies, Inc.; Sale of our Cash Security Business and Related Agreements with Laurus for more detail.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$429,875	$—
Trade accounts receivable, net of allowance of approximately $60,200 and $7,500, respectively	1,974,470	1,856,523
Inventories	2,056,271	3,137,818
Prepaid expenses and other	94,636	198,057
Total current assets	4,555,252	5,192,398
Property and equipment, at cost	1,424,979	1,097,604
Accumulated depreciation	(1,303,436)	(1,020,015)
Net property and equipment	121,543	77,589
Other assets	275,631	25,631
Total assets	$4,952,426	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities of long term debt	$5,843	$1,852
Accounts payable	1,401,246	1,397,394
Other accrued expenses	2,124,890	3,069,278
Total current liabilities	3,531,979	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$3,552,961	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Sales	$2,983,867	$4,745,769	$7,729,743	$11,258,311
Cost of sales	1,939,014	2,523,256	4,827,473	5,991,029
Gross Profit	1,044,853	2,222,513	2,902,270	5,267,282
Selling, general and administrative	1,070,305	942,754	2,074,765	1,885,155
Depreciation and amortization	12,239	7,374	4,713	14,748
Operating income (loss)	(37,691)	1,272,385	822,792	3,367,379
Non-operating income (expense)	(1,023)	—	(1,117)	657
Net income (loss)	$(38,714)	$1,272,385	$821,675	$3,366,722

3. Accounting policies related to Discontinued Operations which are Classified as Assets Held For Sale, Liabilities Related to the Assets Held for Sale and Discontinued Operations

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values.

Warranties

Certain products are sold under warranty against defects in materials and workmanship for a period of one to two years. A provision for estimated warranty costs is included in other accrued expenses and is charged to operations at the time of sale.

Accounts Receivable

We have significant investments in billed receivables as of March 31, 2006 and September 30, 2005. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2006 and September 30, 2005, the allowance for doubtful contract receivables was $60,200 and $1,076,200, respectively.

Revenue Recognition

Revenues are recognized at the time products are shipped to customers. We have no continuing obligation to provide services or upgrades to our products, other than a warranty against defects in materials and workmanship. We only recognize such revenues if there is persuasive evidence of an arrangement for a fixed or determinable sales price and a reasonable assurance of our ability to collect from the customer.

Our products contain imbedded software that is developed for inclusion within the equipment. We have not licensed, sold, leased or otherwise marketed such software separately. We have no continuing obligations after the delivery of our products and we do not enter into post-contract customer support arrangements related to any software embedded into our equipment.

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $229,000 and $174,000 for the quarters ended March 31, 2006 and 2005, respectively.

Shipping and Handling Cost

Shipping and handling costs billed to customers totaled $73,174 and $79,789 for the quarters ended March 31, 2006 and 2005, respectively. We incurred shipping and handling costs of $77,478 and $85,786 for the quarters ended March 31, 2006 and 2005 respectively. The net expense of $4,304 and $5,997 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the quarters ended March 31, 2006 and 2005, respectively.

4. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income(loss) from Continuing operations	$(3,137,325)	(1,541,806)	(5,495,126)	(4,924,220)
Net income(loss) from Discontinued operations	3,573,795	410,174	4,762,801	2,637,024
Net income(loss)	436,470	$(1,131,632)	$(732,325)	$(2,287,196)
Weighted average common shares outstanding denominator for basic earnings (loss) per share	36,077,210	20,677,210	28,292,595	19,906,270
Dilutive shares outstanding	59,982	—	—	—
Weighted average common and dilutive shares outstanding	36,137,192	20,677,210	28,292,595	19,906,270
Basic earnings (loss) per share :
From continuing operations	$(0.09)	$(0.07)	$(0.19)	$(0.25)
From discontinued operations	$0.10	$0.02	$0.17	$0.14
Diluted earnings (loss) per share:
From continuing operations	$(0.09)	$(0.07)	$(0.19)	$(0.25)
From discontinued operations	$0.10	$0.02	$0.17	$0.14

Earnings (loss) per share data for all periods presented have been computed pursuant to SFAS No. 128; “Earnings Per Share” that requires a presentation of basic earnings (loss) per share (basic EPS) and diluted earnings (loss) per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2006, we had outstanding options covering an aggregate of 1,092,730 shares of common stock, of which 706,800 shares of stocks were exercisable. We also had outstanding warrants covering an aggregate of 5,890,000 shares of common stock. Included in the computation of diluted EPS for the three months ended March 31, 2006 are options to purchase 363,810 shares of common stock at a weighted average of $0.25 per share and excluded from the computation are 728,920 options to purchase our common stock as they would be anti-dilutive. Also excluded from the computation of diluted EPS for the three months ended March 31, 2006 are warrants covering an aggregate of 5,890,000 shares of common stock with a remaining exercise price ranging from $.30 to $.40 as they would be anti-dilutive. Excluded from the computation of diluted EPS for the six months ended March 31, 2006 are options to purchase 1,092,730 shares to purchase common stock at a weighted average of $1.20 per share and outstanding warrants covering an aggregate of 5,890,000 shares of common stock with a remaining exercise price ranging from $.30 to $.40 as they would be anti-dilutive. Excluded from computation of diluted EPS for the three and six months ended March 31,2005 are 786,000 shares to purchase common stock at an average price of $1.66 per share and 6,079,473 warrants, with a remaining exercise price ranging from $.30 to $.40, as they would also be anti-dilutive.

5. Shareholders’ Equity

Pursuant to the terms of the exercise and conversion agreement we entered into with Laurus on January 13, 2006, as amended on February 28, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it held into 18,000,000 shares of our common stock. Following such conversion, Laurus held 19,251,000 common shares, representing approximately 49.8%, of our outstanding common stock.

In addition, we entered into a stock redemption agreement with Laurus, dated January 12, 2006, as amended on February 28, 2006. See Note 1, Status of Tidel Technologies, Inc. - Sale of our Cash Security Business and Related Agreements with Laurus.

6. Long-Term Debt and Convertible Debentures

Long-term debt related to continued operations consisted of the following:

	March 31, 2006	September 30, 2005
Convertible notes issued to Laurus, net of discount of $ 0 and $3,746,531, respectively	$—	$4,421,457
Total short-term and long-term debt	—	4,421,457
Less: current maturities	—	(2,325,000)
Long-term debt, less current maturities	$—	$2,096,457

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATION

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations” and “Cautionary Statements” included in our 2005 Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

Our liquidity has historically been negatively impacted by our inability to collect outstanding receivables and claims as a result of the bankruptcy of JRA222, Inc. d/b/a Credit Card Center (“CCC”), the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 3, 2006, the Company completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding loans to Laurus. On January 13, 2006, we utilized proceeds from the ATM Business Sale held in the collateral account to repay outstanding convertible debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180. On January 13, 2006, Laurus converted the remaining outstanding indebtedness of $5,400,000 into 18,000,000 shares of our common stock.

We entered into an the Cash Security Asset Purchase Agreement, with Sentinel Operating, L.P. as of January 12, 2006, for the sale of substantially all of the assets of our Cash Security business.

The Cash Security Asset Purchase Agreement is subject to customary representations and warranties and covenants and the satisfaction of several customary closing conditions, including our obtaining shareholder approval. The closing under the Cash Security Asset Purchase Agreement is expected to occur in the third fiscal quarter of 2006.  The purchase price payable under the Cash Security Business Sale is subject to the reorganization fee and the other amounts payable to Laurus under the terms of the Agreement Regarding the NCR Transaction and Other Asset Sales dated November 26, 2004. (the “Sale Agreement”).

Pursuant to the terms of an exercise and conversion agreement we entered into with Laurus on January 13, 2006, as amended on February 28, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it held into 18,000,000 shares of our common stock. Following such conversion of such debt, Laurus holds 19,251,000 shares representing approximately 49.8%, of our outstanding common stock. We currently are in negotiations with Laurus to amend the exercise and conversion agreement so as to extend the dates contained therein.

On January 13, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180.

On January 12, 2006, we entered into a stock redemption agreement with Laurus. Pursuant to the terms of the stock redemption agreement, we have agreed to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus at a per share price not less than $.20 per share nor greater than $.34 per share following the determination of our assets in accordance with the formula set forth therein. We have classified the $5,400,000 of convertible debt converted by Laurus into common stock as a liability under the caption “shares subject to redemption” on the March 31, 2006 balance sheet.

Pursuant to the terms of the stock redemption agreement with Laurus, Laurus has agreed (i) to the cancellation as of the closing date of the Cash Security Business Sale of the outstanding warrants that it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and (ii) not to exercise such warrants prior to the earlier to occur of May 31, 2006 and the date on which the Cash Security Asset Purchase Agreement is terminated. The stock redemption agreement was amended as of February 28, 2006. We currently are in negotiations with Laurus to amend the stock redemption agreement so as to extend the dates contained therein.

Following the share repurchase under the stock redemption agreement with Laurus, Laurus will cease to hold any equity interest in the Company. If the Cash Security Business Sale does not occur by May 31, 2006, then pursuant to the terms of the exercise and conversion agreement we entered into with Laurus, we have agreed to immediately redeem from Laurus the 18,000,000 shares of our common stock issued to Laurus upon Laurus’ conversion pursuant to the exercise and conversion agreement of $5,400,000 of our debt.

We also entered into a cash collateral deposit letter and a reaffirmation, ratification and confirmation agreement with Laurus dated January 12, 2006. Pursuant to the cash collateral deposit letter, on January 13, 2006, we applied a portion of the $8,200,000 of proceeds (the "Deposit Amount") from the ATM Business Sale that were on deposit with Laurus for repayment of outstanding Company indebtedness to Laurus to repay all amounts owing to Laurus under (i) the portion of the note, dated November 25, 2003, in the initial principal amount of $6,450,000, together with an additional $292,987 principal amount added thereto on November 26, 2004, remaining after Laurus’ conversion of $5,400,000 of indebtedness into shares of our common stock, (ii) a convertible term note, dated November 26, 2004 in the aggregate principal amount of $600,000, which was convertible into shares of common stock of the Company at a conversion price of $0.30 per share and (iii) a convertible term note, dated November 26, 2004, in the aggregate principal amount of $1,500,000, which was convertible into shares of common stock of the Company at a conversion price of $3.00 per share (collectively, the "Notes"). Thereafter, the Notes were deemed to have been indefeasibly repaid and the Deposit Amount was reduced to $5,330,507. Under the cash collateral deposit letter, the remaining Deposit Amount together with an additional cash deposit of $69,493 from the Company, for an aggregate amount of $5,400,000, will be used as collateral to secure our obligations to Laurus under, among other things, the stock redemption agreement and the exercise and conversion agreement. Pursuant to the reaffirmation, ratification and confirmation agreement, we acknowledged and reaffirmed our obligation to pay to Laurus simultaneously with the closing of the Cash Security Business Sale the fees payable to Laurus pursuant to the Sale Agreement.

Each of Laurus and our officers and directors entered into voting agreements with Sentinel Technologies, Inc., an affiliate of the purchaser under the Cash Security Asset Purchase Agreement, as of January 12, 2006, under which Laurus and our officers and directors agreed to vote all of the shares of Company common stock that Laurus and each such person owns and any shares over which Laurus and each such person exercises voting control in favor of the approval and adoption of the Cash Security Asset Purchase Agreement, the Cash Security Business Sale and related transactions and against any competing transactions proposed to the Company’s shareholders. The Laurus voting agreement was amended and extended on February 28, 2006.

Critical Accounting Policies

This discussion and analysis of our consolidated financial condition and consolidated results of operations is based upon our condensed consolidated unauited financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2005 Annual Report on Form 10-K.

Share Based Compensation

The Company currently sponsors a stock-based compensation plan as described below. Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” “(SFAS No. 123(R)”). Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually a vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on the vested portion of the awards; however, the total compensation expense is recognized on a straight-line basis over the vesting period.

In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $2,400 was recorded for the three months ended March 31,006 and $4,900 for the six months ended March 31, 2006. The total stock-based compensation expense was recorded in selling, general and administrative expense.

Prior to October 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

Stock Option and Incentive Plans

The Company maintains a stock option plan (the “Option Plan”) under which the Company may issue incentive stock options to employees and non-employee directors. Under the Option Plan, a maximum of 2,000,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of March 31, 2006, 866,220 shares remain available for grant under the Option Plan.

The Company’s policy regarding issuance upon share option exercise takes into consideration the optionee’s eligibility and vesting status.

Stock options have been granted with exercise prices at the market price on the date of grant. The granted options have vested generally over four years for non-employee directors and ratably over four years for officers and employees. The granted options generally have ten year contractual terms.

Compensation expense of $19,433 related to previously granted stock option awards which are non-vested had not yet been recognized at March 31, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 20 months.

The following summarizes stock option activity for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2005	1,092,730	$1.28	5.09
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or expired	—	—	—	—

Balance at March 31, 2006	1,092,730	$1.28	4.84	$—

Exercisable at March 31, 2006	706,800	$1.74	4.84	$—

Pro Forma Effects

If compensation expense for the stock options that we granted had been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123(R), our net loss and net loss per share for the three and six months ended March 31, 2005 would have been as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income (loss) as reported	$(1,131,632)	$(2,287,196)
Deduct: Total stock-based employee compensation expense determined under FAS 123, net of taxes	(6,431)	(6,570)
Net income (loss), pro forma	(1,138,063)	(2,293,766)
Basic earnings (loss) per share:
As reported	(0.05)	(0.11)
Pro forma	(0.05)	(0.11)
Diluted earnings (loss) per share:
As reported	(0.05)	(0.11)
Pro forma	(0.05)	(0.11)

The fair value of each stock option granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value the option grants issued at March 31, 2005.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2005	3.42%	4 Years	160%	0.00%
2006 No options were granted during the three month Period ended March 31, 2006.

No options were granted during the three month period ended March 31, 2006.

The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the awards.

Results of Operations

Operating Segments

We conduct business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
ATM Business	$—	$3,424,078	$3,847,874	$7,099,321
Cash Security Business:
TACC	979,589	1,387,727	1,880,693	2,540,085
Sentinel	1,639,283	2,905,600	5,000,998	7,803,419
Parts & Other	364,995	452,442	848,052	914,807
Total Cash Security Business	$2,983,867	$4,745,769	$7,729,743	$11,258,311

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the requirement to classify our only one remaining product line as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1.852,530	$1,003,663
Restricted cash	5,400,000	—
Trade accounts receivable, net of allowances of $0	—	250,000
Notes and other receivables	17,513	12,965
Prepaid expenses and other	86,857	170,231
Total current assets	7,356,900	1,436,859

Property and equipment, at cost	—	55,641
Accumulated depreciation	—	(42,848)
Net property and equipment	—	12,793

Other assets	674,411	615,763
Total assets	$8,031,311	$2,065,415
LIABILITIES
Current Liabilities:
Current maturities of long term debt	$—	$2,325,000
Accounts payable	390,091	431,876
Accrued interest payable	2,000,000	2,135,852
Shares to be redeemed	5,400,000	—
Other accrued liabilities	18,836	290,871
Total current liabilities	7,808,927	5,183,599

Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30, 2005	—	2,096,457
Total liabilities	$7,808,927	$7,280,056

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Selling, general and administrative	618,893	375,334	1,992,917	682,533
Depreciation and amortization	1,312	1,299	2,678	2,171
Operating loss	(620,205)	(376,633)	(1,995,595)	(684,704)

Other income (expense):
Interest expense, net of interest income	(3,033,161)	(1,165,173)	(4,195,572)	(4,239,516)
Gain on collection of receivable previously reserved	598,496	—	598,496	—
Additional income and expenses related to the CCC bankruptcy settlement	(75,000)	—	105,000	—
Other	(7,455)	—	(7,455)	—
Total other income (expense)	(2,517,120)	(1,165,173)	(3,499,531)	(4,239,516)
Loss before taxes	(3,137,325)	(1,541,806)	(5,495,126)	(4,924,220)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	$(3,137,325)	$1,541,806)	$(5,495,126)	$(4,924,220)

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

Selling, general and administrative expense for the quarter ended March 31, 2006 was $618,893 compared to $375,334 for the quarter ended March 31, 2005. The increase is primarily related to the costs associated with the ATM Business Sale and preparation for the sale of the Cash Security business.

Interest expense was approximately $3.0 million for the quarter ended March 31, 2006 compared with approximately $1.2 million for the same quarter of the previous year. The increase was primarily related to the charge to interest expense of approximately $3.1 million representing the total remaining unamortized debt discount and other deferred debt issuance costs related to the early extinguishment of the Laurus debt.

Income tax expense. In assessing the realizability of deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $(3,137,325) and $(1,541,806) for the quarters ended March 31, 2006 and 2005, respectively. The change was primarily related to the interest expense of approximately $3.1 million representing the total remaining unamortized debt discount and other deferred debt issuance costs due to early extinguishment of the Laurus debt. This was partially offset by the gain recorded due to the collection of receivables related to the supply and credit facility agreement with a foreign distributor.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Selling, general and administrative expense for the six months ended March 31, 2006 were approximately $2.0 million compared with approximately $683,000 for the six months ended March 31, 2005. This increase of 193% is primarily related to accounting and legal costs associated with the ATM Business Sale and preparation for the sale of the Cash Security business.

Interest expense net were approximately $4.2 million for the six months ended March 31, 2006 and the six months ended March 31, 2005. The net interest expense is approximately the same in total for both periods; however, the six months ended March 31, 2006 included $985,827 representing only three months of amortization related to the debt discount and other deferred debt charges and a one time charge of approximately $3.1 million related to unamortized debt related accounts during the second quarter as a result of the early extinguishment of the Laurus debt. The six months ended March 31, 2005 consisted primarily of 6 months of amortization of the debt discount and other deferred debt issuance costs related to the Laurus debt.

Income tax expense. In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $(5.5) million and $(4.9) million for the six months ended March 31, 2006 and 2005, respectively. The significant change in net loss is primarily related to accounting and legal cost associated the ATM Business Sale and preparation for the sale of the Cash Security business. This was partially offset by the gain recorded due to the collection of receivables related to the supply and credit facility agreement with a foreign distributor.

Discontinued Operations (ATM Business)

During the first quarter ended December 31, 2004, we committed to a plan to sell our ATM business. On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P., entered into the NCR Asset Purchase Agreement with NCR EasyPoint, a wholly owned subsidiary of NCR Corporation.

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus  into a collateral account held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was initially paid into an escrow account and has subsequently been released to the Company, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This termination resulted in a book gain of approximately $3.6 million during the quarter ended March 31, 2006. Subsequently, on January 13, 2006 Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it holds into 18,000,000 shares of our common stock. Following Laurus’ conversion of such debt, Laurus holds shares representing approximately 49.8% of our common stock.

The following is a summary of the net assets sold as initially determined at December 31, 2004 and as finally reported on the closing date of January 3, 2006:

	January 3, 2006	September 30, 2005
Assets held for sale:
Trade accounts receivable (net of allowances for bad debt)	$1,857,192	$2,310,262
Inventories (net of reserve or obsolescence)	7,126,918	7,323,439
Prepaid expense and other assets	—	392,972
Property, plant and equipment, at cost net of depreciation	79,056	121,525
Other Assets	27,297	27,297
Total assets held for sale	$9,090,463	$10,175,495

Liabilities held for sale:
Accounts payable	1,627,748	1,681,288
Other accrued expenses	636,174	1,814,634
Liabilities held for sale	$2,263,922	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Sales	$—	$3,424,078	$3,847,874	$7,099,321
Cost of sales	—	2,417,375	2,592,268	4,899,757
Gross Profit	—	1,006,703	1,255,606	2,199,564
Selling, general and administrative	—	1,795,951	880,941	2,783,335
Depreciation and amortization	—	72,963	46,048	145,926
Operating income (loss)	—	(862,211)	328,617	(729,697)
Non-operating (income) expense	—	—	—	—
Net income (loss)	$—	$(862,211)	$328,617	$(729,697)

There were no operations from the ATM business during the quarter ended March 31, 2006; however $3,612,509 was recognized as a gain on sale of the ATM business in this quarter.

Discontinued Operations (Cash Security Business)

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$429,825	$—
Trade accounts receivable, net of allowance of approximately $60,200 and $7,500, respectively	1,974,470	1,856,523
Inventories	2,056,271	3,137,818
Prepaid expenses and other	94,636	198,057
Total current assets	4,555,202	5,192,398
Property and equipment, at cost	1,424,979	1,097,604
Accumulated depreciation	(1,303,436)	(1,020,015)
Net property and equipment	121,543	77,589
Other assets	275,631	25,631
Total assets	$4,952,426	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities	$5,843	$1,852
Accounts payable	1,401,246	1,397,394
Other accrued expenses	2,124,890	3,069,278
Total current liabilities	3,531,979	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$3,552,961	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Sales	$2,983,867	$4,745,769	$7,729,743	$11,258,311
Cost of sales	1,939,014	2,523,256	4,827,473	5,991,029
Gross Profit	1,044,853	2,222,513	2,902,270	5,267,282
Selling, general and administrative	1,070,305	942,754	2,074,765	1,885,155
Depreciation and amortization	12,239	7,374	4,713	14,748
Operating income (loss)	(37,691)	1,272,385	822,792	3,367,379
Non-operating income (expense)	(1,023)	—	(1,117)	657
Net income (loss)	$(38,714)	$1,272,385	$821,675	$3,366,722

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005- Cash Security Business

Net Sales from the Cash Security business were approximately $3.0 million for the quarter ended March 31, 2006 compared with net sales of approximately $4.7 million for the quarter ended March 31, 2005. During the second quarter of fiscal year 2006, we sold 237 Sentinel units compared with sales of 421 units during the same period last year. The decrease was primarily a result of significantly lower sales to our largest Sentinel customer compared with the same period last year.

Gross profit for the quarter ended March 31, 2006 was approximately $1.0 million, or 35% as a percentage of sales, compared with gross profit of $2.2 million, or 47% as a percentage of sales, for the quarter ended March 31, 2005. The decrease is primarily a result of a change in product mix and competitive pricing.

Selling, general and administrative expense for the quarter ended March 31, 2006 were $1,070,305 compared with $942,754 for the same period last year. This increase is primarily related to an increase in both the bad debt and inventory reserves.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Our net sales generated from the Cash Security business were $7.7 million for the six months ended March 31, 2006 compared with net sales of approximately $11.3 million in the same period of the prior year. The decrease was primarily a result of sales to our largest Sentinel customer being significantly lower compared with the same period last year. During the six months ended March 31, 2006, we sold 673 Sentinel units compared with sales of 994 units during the same period last year.

Gross profit on product sales for the six months ended March 31, 2006 decreased approximately $2.4 million compared with the same period of the prior year. The decrease in the overall gross profit is primarily a result of fixed manufacturing costs that were no longer being shared with the ATM business.

Selling, general and administrative expenses for the six months ended March 31, 2006 increased $189,160 from the same period last year. This is primarily related to costs associated with increases in reserves, bonus expenses and legal expenses.

Liquidity and Capital Resources

General

Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain other customers, under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 3, 2006, the Company completed the ATM Business Sale.

Cash Flows

Cash used in operations was $993,270 for the six months ended March 31, 2006 compared with cash used in operations of $1,418,429 for the same period last year. The improvement during the six months of fiscal 2006 was primarily attributable to increased collections of trade accounts receivable compared to the same period last year.

Working Capital

As of March 31, 2006, we had working capital of approximately $0.9 million compared with working capital of $3.7 million at September 30, 2005. The decrease in working capital was primarily a result of $5.4 million of long-term indebtedness to current liabilities for Laurus’ conversion of debt into common shares which will be redeemed in the future.

Indebtedness

The Laurus Financings

On November 25, 2003, we completed the Financing a $6,850,000 financing transaction with Laurus pursuant to the 2003 SPA. The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bore interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we were to record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to the two holders thereof in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and convertible debentures held by the holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004.

In connection with the closing of the Financing, outstanding litigation was dismissed, and the prior revolving credit facility was repaid through the release of the restricted cash used as collateral for such facility.

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

On November 26, 2004, we completed the Additional Financing, a $3,350,000 financing transaction with Laurus pursuant to the securities purchase agreement. The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible note into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of the 2003 Fee Shares, which consisted of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

On January 13, 2006, the proceeds from the ATM Business Sale to NCR were applied to the repayment of approximately $2.6 million of indebtedness to Laurus and Laurus’ remaining indebtedness of $5.4 million was converted into 18,000,000 shares of our common stock.

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

The Facility Agreement provides a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility is set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. In July of 2005, we collected a partial payment of approximately $350,000, and we received a commitment that commenced August 5, 2005, from the distributor to pay approximately $35,000 per week to us until the balance is paid in full. We received 16 weekly payments totaling approximately $560,000, pursuant to that commitment. During the quarter ended December 31, 2005, the distributor stopped making payments to us pursuant to that commitment.

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding share capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December of 2005, therefore reducing the receivable by $300,000 resulting in a balance of $833,000 of which $598,496 was reserved at December 31, 2005.

On March 31, 2006, we received $950,295 from the distributor resulting in full payment of the outstanding receivable of $833,000 and interest of $117,000. We recognized income of approximately $598,496 from the reversal of the bad debt reserve and $117,341 of interest income during the quarter ended March 31, 2006 from the proceeds.

The Development Agreement

In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2005, we had credited back approximately $122,100 to the retailer resulting in an accrued liability of $529,400 for the benefit of the Retailer. As of March 31, 2006 the accrued liability was $529,400.

Investment in 3CI Complete Compliance Corporation

We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”), a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. As of March 31, 2006, we continued to own 698,889 shares of the common stock of 3CI (the “3CI Shares”).

During the quarter ended March 31, 2006, we received a notice of a class action settlement in the matter of Larry F. Robb et al. v. Stericycle, Inc. et al. for the benefit of minority shareholders of 3CI that owned stock from September 30, 1998 through February 10, 2005. In February 2006, we submitted a proof of claim as a class participant, together with the tender of the 3CI Shares. In March 2006, 3CI announced that the First Judicial District Court, Caddo Parish, Louisiana issued a final judgment on March 14, 2006 approving the terms of the class action settlement and a plan of allocation of the settlement fund established in connection thereto. Disbursements to class participants of the settlement fund are expected to begin during the quarter ending June 30, 2006.

The value of our investment in 3CI was marked to the market values of $370,411 ($.53 per share) and $279,556 ($0.40 per share) at March 31, 2006 and September 30, 2005, respectively.

Investment in Cashbox

Pursuant to the Share Warrant Agreement exercised in 2005, we own 2,022,000 shares of the common stock of Cashbox plc. The investment is carried at cost in the amount of $300,000. On or about March 27, 2006, shares of Cashbox plc began trading on the London Stock Exchange‘s Alternative Investment Market.

Off-Balance Sheet Transactions

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indebtedness

We have lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from prime rate plus 2% to 14%.

Long-term debt including current maturities and debt discount was $0 as of March 31, 2006 and $8,167,988 as of September 30, 2005.

On January 13, 2006, we utilized proceeds from the ATM Business Sale to repay outstanding indebtedness to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180. On January 13, 2006, Laurus converted the remaining outstanding indebtedness of $5,400,000 into 18,000,000 shares of our common stock.

The following table summarizes our contractual cash obligations as of March 31, 2006:

	Payments Due By Fiscal Year
	2006	2007	2008	2009	2010	Thereafter
Operating leases	$18,511	$222,132	$222,132	$222,132	$222,132	203,621

Total	$18,511	$222,132	$222,132	$222,132	$222,132	$203,621

We leased an office and warehouse space, transportation equipment and other equipment under terms of operating leases, which expired in 2005. We entered into a new lease to relocate the Cash Security business on December 1, 2005. The terms of the new lease for the Cash Security business requires an annualized base rent of $222,132 expiring in 2011. Rental expense under these leases for the quarters ended March 31, 2006 and 2005 was $40,623 and $ 127,150, respectively. Our corporate office located in Houston is held on a month to month lease.

Risk Factors

Please see the risk factors contained in our Annual Report on Form 10-K for the year ended September 30, 2005, which are hereby incorporated by reference.

Forward-Looking Statements

In addition to historical information, Management’s Discussion and Analysis of consolidated Financial Condition and consolidated Results of Operations include certain forward-looking statements regarding events and financial trends that may affect our future consolidated operating results and consolidated financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, we were not exposed to changes in interest rates as a result of the debt repayment in January 2006 of the Company’s convertible debt payable to Laurus. If market interest rates had increased 1% in the first half of fiscal 2006, there would have been no material impact on our consolidated results of operations or consolidated financial position.

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

In conducting the evaluation of disclosure controls and procedures and the accounting controls and procedures, it was concluded that the Company had a material weakness in its internal controls and procedures related to the Company’s communication from its principal operating subsidiary, Tidel Engineering, L.P to the corporate office regarding the recognition of revenues as of September 30, 2005. The Company revised its revenue recognition policy in the fiscal year ended September 30, 2005 to recognize revenue at the time products are shipped to customers. Approximately $2.0 million of revenues were recognized from the sales of the Sentinel product in the fourth quarter of the fiscal year ended September 30, 2005 and the majority of the units that related to the revenue had not been shipped as of September 30, 2005. These sales were not communicated to the corporate office, and accordingly our interim Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls and procedures were not effective as of the end of the year ended September 30, 2005. We properly adjusted our 2005 consolidated financial statements included in the Form 10-K for the fiscal year ended September 30, 2005 to be in compliance with our revenue recognition policy.

In order to remedy this material weakness, the Company implemented a new internal control procedure, which requires the principal operating subsidiary to send a monthly billing schedule to the corporate office for review by the Chief Financial Officer. The Chief Financial Officer of the Company is then required to review the monthly billings with our Chief Executive Officer of the principal operating subsidiary to ensure that the monthly revenues recorded are consistent with our revenue recognition policy.

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

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS allege that the Sentinel product sold by Tidel Engineering, L.P. infringed on one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS sought injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. Tidel Engineering, L.P. is vigorously defending this litigation.

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

We have answered the suit denying that the Company's Sentinel products in any way infringe upon the independent claims of CSS’s patent. We also filed a counterclaim against CSS wherein the Company seeks to recover damages resulting from CSS’s violation of a confidential agreement signed by CSS and the Company and from CSS's intentional interference in the sale of the Sentinel product line and related assets. Further, we have filed a Motion for Partial Summary Judgment ("Summary Judgment Motion") and a Motion for Sanctions Pursuant to Rule 11 ("Rule 11 Motion") whereby the Company alleges that CSS and/or its counsel failed to perform the required investigation of the facts before bringing suit. We have requested damages from both CSS and its counsel for failure to properly investigate the validity of the claims by CSS.

Recently, just days before the date by which time the CSS was to file its responses to the Company's Summary Judgment Motion and Rule 11 Motion, CSS instead filed a Motion for Entry of Judgment ("CSS's Motion") claiming that we have destroyed evidence and/or have obstructed the discovery process. We are in the process of preparing a response to CSS’s Motion by which response the Company vigorously disputes CSS's Motion and, as with all claims asserted by CSS, the Company intends to vigorously defend all of CSS's claims.

On April 12, 2006, twenty-seven former employees of the Company filed suit in state district court alleging that they did not receive vacation benefits and/or severance benefits from the Company which they were owed upon transfer of their employment to NCR Corporation. This case has been moved to the Federal court in Dallas County. The Company has not yet answered the suit. However, the Company intends to answer in a manner consistent with its vigorous defense of the damage claims of $88,000 as well as the former employees’ request for a preliminary injunction.

ITEM 1A. RISK FACTORS

Our Principal Stockholder, Laurus, Has Interests In The Cash Security Business Sale Which Are Different From, Or In Addition To, Our Other Stockholders.

Upon the closing of the Cash Security Business Sale, Laurus, which holds 19,251,000, or 49.8%, of our outstanding shares of common stock, will receive from the proceeds of the Cash Security Business Sale payment of the reorganization fee and the redemption price for its shares of common stock under the stock redemption agreement. In addition, we understand that Laurus may provide debt financing to Buyer in order to fund Buyer’s purchase obligations under the Cash Security Asset Purchase Agreement. In such event, Laurus will also receive fees from Buyer as a result of providing such debt financing.

Following the Cash Security Business Sale, the Company will have substantially no operations. It is the present intention of our Board to review the Company’s consolidated financial position at that time and consider all options including, without limitation, to distribute the remaining proceeds to stockholders or to acquire a different business. There can be no assurance that the option chosen will be beneficial to stockholders. Until the closing of the Cash Security Business Sale, the Company’s revenue and profitability will depend on its ability to maintain and generate additional customers and to maintain and grow the Cash Security business. A reduction in demand for the products and services of the Cash Security business would have a material adverse effect on the Company’s business and prospects.

The Cash Security Asset Purchase Agreement May Expose the Company To Contingent Liabilities.

The failure to complete the Cash Security Business Sale may result in a decrease in the market value of the Company’s common stock and may create substantial doubt as to the Company’s ability to grow and implement its current business strategies.

The Cash Security Business Sale is subject to a number of contingencies. As a result, we cannot ensure that the Cash Security Business Sale will be completed. If the Cash Security Business Sale is not completed for any reason, the market price of the Company’s common stock may decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the exercise and conversion agreement we entered into with Laurus dated as of January 12, 2006 and amended as of February 28, 2006, Laurus converted $5,400,000 in aggregate principal amount of our convertible notes into 18,000,000 shares of our common stock.

In addition, we entered into a stock redemption agreement with Laurus, dated January 12, 2006 and amended as of February 28, 2006. See Part I, Item 1, Note 1, Status of Tidel Technologies, Inc. - Sale of the Cash Security Business and Related Agreements with Laurus for more detail.

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

TIDEL TECHNOLOGIES, INC.
(Company)

May 22, 2006	/s/ MARK K. LEVENICK
Mark K. Levenick
Interim Chief Executive Officer

May 22, 2006	/s/ ROBERT D. PELTIER
Robert D. Peltier
Interim Chief Financial Officer