Form 10-Q
period 2006-06-30
TIDEL TECHNOLOGIES INC
filed 2006-08-21
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of the close of business on August 14, 2006 was 38,677,210.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$5,890,257	$1,003,663
Restricted cash	5,400,000	—
Marketable securities - available-for-sale	881,414	—
Trade accounts receivable, net	—	250,000
Notes and other receivables	13,890	12,965
Prepaid expenses and other	41,711	170,231
Assets held for sale, net of accumulated depreciation of $1,327,408 and $5,236,167, respectively (See Note 2)	5,263,786	15,471,113
Total current assets	17,491,058	16,907,972
Property and equipment, at cost	—	55,641
Accumulated depreciation	—	(42,848)
Net property and equipment	—	12,793
Other assets	4,000	615,763
Total assets	$17,495,058	$17,536,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$2,325,000
Accounts payable	312,206	431,876
Accrued interest payable	2,000,000	2,135,852
Shares subject to redemption (See Note 1)	5,400,000	—
Other accrued expenses	300,000	290,871
Liabilities related to assets held for sale (See Note 2)	3,194,091	7,993,154
Total current liabilities	11,206,297	13,176,753
Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30, 2005	—	2,096,457
Total liabilities	11,206,297	15,273,210

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 38,677,210 shares and 20,677,210 shares, respectively	386,772	206,772
Additional paid-in capital	30,782,187	30,962,187
Accumulated deficit	(25,461,612)	(28,905,810)
Accumulated other comprehensive income	581,414	169
Total shareholders’ equity	6,288,761	2,263,318
Total liabilities and shareholders’ equity	$17,495,058	$17,536,528
See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—

Selling, general and administrative	662,730	652,007	2,655,647	1,334,541
Depreciation and amortization	—	1,421	2,678	3,592
Operating (loss)	(662,730)	(653,428)	(2,658,325)	(1,338,133)

Other income (expense):
Gain on investment in 3CI	4,210,577	—	4,210,577	—
Interest income (expense), net	21,960	(1,160,459)	(4,173,612)	(5,399,974)
Gain on collection of receivable	—	—	598,496	—
Gain on CCC bankruptcy settlement	—	—	105,000	—
Other	—	—	(7,455)	—
Total other income (expense)	4,232,537	(1,160,459)	733,006	(5,399,974)
Income (loss) before taxes	3,569,807	(1,813,887)	(1,925,319)	(6,738,107)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	3,569,807	(1,813,887)	(1,925,319)	(6,738,107)

Discontinued operations net of taxes:
Income (loss) discontinued operations	683,119	700,739	1,833,411	3,337,763
Additional costs incurred on sale of ATM business	(76,403)	—	(76,403)	—
Gain (loss) on sale of ATM business	—	—	3,612,509	—
Total income from discontinued operations	606,716	700,739	5,369,517	3,337,763
Net income (loss)	$4,176,523	$(1,113,148)	$3,444,198	$(3,400,344)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.09)	$(0.06)	$(0.33)
Income from discontinued operations	0.02	0.03	0.17	0.17
Net income (loss)	$0.11	$(0.06)	$0.11	$(0.16)

Weighted average basic common shares outstanding	38,677,210	20,677,210	31,754,133	20,163,250

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.09)	$(0.06)	$(0.33)
Income from discontinued operations	0.02	0.03	0.17	0.17
Net income (loss)	$0.11	$(0.06)	$0.11	$(0.16)

Weighted average common and dilutive shares outstanding	38,710,044	20,677,210	31,786,967	20,163,250

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Income (loss)	$4,176,523	$(1,113,148)	$3,444,198	$(3,400,344)
Other comprehensive income (loss):
Unrealized gain on marketable securities available-for-sale	581,414	—	581,414	—
Unrealized gain (loss) on investment in 3CI	—	(139,778)	90,855	42,082
Comprehensive income (loss)	$4,757,937	$(1,252,926)	$4,116,467	$(3,358,262)

See accompanying notes to condensed consolidated financial statements.

TIDEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,444,198	$(3,400,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,678	3,592
Amortization of debt discount and financing costs	4,078,738	2,830,352
Gain on disposal of investment in 3CI pursuant to class-action settlement	(4,210,577)	—
Gain on sale of ATM business	(3,612,509)	—
Other	7,455	—
Changes in assets and liabilities:
Trade accounts receivable, net	250,000	—
Notes and other receivables	(925)	989,552
Prepaid expenses and other assets	128,520	18,041
Accounts payable and accrued liabilities	(246,393)	1,966,289
Net cash flows used in discontinued operations	(1,716,566)	(766,268)
Net cash provided by (used in) operating activities	(1,875,381)	1,641,214
Cash flows from investing activities:
Proceeds from class-action settlement on investment in 3CI	4,489,963	—
Proceeds from sale of ATM business	10,440,000	—
Purchases of property and equipment	—	(11,566)
Net cash provided by (used in) investing activities	14,929,963	(11,566)
Cash flows from financing activities:
Proceeds from borrowings	—	2,100,000
Repayments of notes payable	(2,767,988)	(375,000)
Borrowings on revolver	1,204,391	2,251,203
Payments on revolver	(1,204,391)	(2,251,203)
Increase in restricted cash	(5,400,000)	—
Increase in deferred financing costs	—	(280,567)
Net cash provided by (used in) financing activities	(8,167,988)	1,444,433
Net increase in cash and cash equivalents	4,886,594	3,074,081

Cash and cash equivalents at beginning of period	1,003,663	258,120
Cash and cash equivalents at end of period	$5,890,257	$3,332,201

Supplemental disclosure of cash flow information:
Cash paid for interest	$371,492	$622,082
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt into common stock held for redemption	$5,400,000	$—

Discount on issuance of debt with beneficial conversion premium and detachable warrants	$—	$723,198
Issuance of shares to lender in payment of fees	$—	$638,010
Issuance of shares in connection with settlement of class-action litigation	$—	$1,564,490
Unrealized gain on 3CI investment	$—	$42,082
Unrealized gain on marketable securities available-for-sale	$581,414	$—
Foregiveness of trade receivable in exchange for investment in available-for-sale securities	$300,000	$—

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

The accompanying condensed unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated financial position as of June 30, 2006, the consolidated statements of operations and comprehensive income (loss) for the three months and the nine months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005. Although management believes the unaudited interim disclosures in these condensed consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for any quarterly period or for the entire year ending September 30, 2006. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Status of Tidel Technologies, Inc.

Sale of ATM Business

During the quarter ended December 31, 2004, we committed to a plan to sell our ATM business. On February 19, 2005, the Company and its wholly-owned subsidiary, Tidel Engineering, L.P. (“Engineering”), entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

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

Sale of the Cash Security Business and Related Agreements with Laurus

We entered into an amended and restated asset purchase agreement, dated as of June 9, 2006 (the “Asset Purchase Agreement”), with Sentinel Operating, L.P. (“Buyer”) for the sale of substantially all of the assets of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to a Buyer. The Buyer is controlled by a management buyout group that includes Mark A. Levenick, our Interim Chief Executive Officer and a member of our board of directors, and Raymond P. Laundry, a member of our board of directors. The Asset Purchase Agreement amends and restates the asset purchase agreement originally entered into as of January 12, 2006.

The Asset Purchase Agreement provides for the sale of our cash security business to the Buyer for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968 as provided for in the Asset Purchase Agreement, resulting in a net purchase price of $13,770,032. In addition, the purchase price is subject to a cash adjustment of $2,458,718 payable to the Company by the Buyer on closing.

Pursuant to the Agreement regarding the NCR Transaction and Other Asset Sales, dated November 26, 2004 (the “Sale Agreement”), by and between the Company and Laurus Master Fund Ltd. (“Laurus”), the Company agreed to pay to Laurus a portion of the excess net proceeds from the Cash Security Business Sale.

On June 9, 2006, we and Laurus entered into an agreement (the “Laurus Termination Agreement”) which, among other things, provides for the payment of a sale fee of $8,508,963 to Laurus (the “Sale Fee”) in full satisfaction of all amounts payable to Laurus under the Sale Agreement, including fees payable in respect of ATM Business Sale and the Cash Security Business Sale. The Laurus Termination Agreement further provides that, upon payment of the Sale Fee and performance by the Company of its obligations under the Stock Redemption Agreement described below: (i) all warrants to purchase common stock of the Company held by Laurus will terminate and be of no further force or effect; and (ii) thereafter, neither the Company nor any of its subsidiaries will have any further obligation to Laurus after we exercise our repurchase of the outstanding shares owned by Laurus under the Stock Redemption Agreement. Further, each of the Company and Laurus has granted each other and their respective affiliates and subsidiaries reciprocal releases from and against any claims and causes of action that may exist.

After deducting the Sale Fee, and the cost of redeeming our common shares held by Laurus and the other transactional costs, we estimate that the net proceeds accruing to the Company from the Cash Security Business sale will be approximately $5,100,000. The Company currently has no plans to distribute the proceeds from the Cash Security Business Sale to stockholders.

We and Laurus entered into a stock redemption agreement dated as of January 12, 2006 (the “Stock Redemption Agreement”). Pursuant to the terms of the Stock Redemption Agreement: (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed (a) to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and (b) not to exercise such warrants prior to the earlier to occur of March 31, 2006 (the “Outside Date”) and the date on which the Asset Purchase Agreement is terminated. Pursuant to an amendment to the Stock Redemption Agreement entered into as of February 28, 2006, Laurus agreed to extend the Outside Date from March 31, 2006 to May 31, 2006. On June 9, 2006, we and Laurus entered into a second amendment to Stock Redemption Agreement, pursuant to which Laurus has agreed to further extend the Outside Date to September 30, 2006. The second amendment to the Stock Redemption Agreement is effective as of April 21, 2006.

We and Laurus also entered into an exercise and conversion agreement dated as of January 12, 2006 (the “Exercise and Conversion Agreement”). The Exercise and Conversion Agreement provided, among other things, for Laurus to convert, on or prior to the record date (“Record Date”) set with respect to the special meeting of our stockholders to be held for the purpose of voting on the Cash Security Business Sale (the “Special Meeting”), $5,400,000 of indebtedness outstanding under our Convertible Note (as defined below) into 18,000,000 shares of our common stock. As used herein, the term “Convertible Note” means a certain Convertible Note, dated November 5, 2003, in the original principal amount of $6,450,000 together with an additional $292,987 added thereto on November 26, 2004, made by the Company to Laurus. Pursuant to an Amendment to Exercise and Conversion Agreement dated as of February 28, 2006, Laurus agreed to extend the latest date that we could set as the Record Date from January 13, 2006 to April 21, 2006. Laurus also agreed to extend the latest date by which we could mail proxy materials for the Special Meeting to our stockholders from February 28, 2006 to April 21, 2006 and the latest date by which the Cash Security Business Sale must occur from March 31, 2006 to May 31, 2006. On June 9, 2006, we and Laurus entered into a second amendment to the Exercise and Conversion Agreement pursuant to which Laurus has agreed to further extend the latest date that we can set as the Record Date for the Special Meeting and the latest date by which we can mail proxy materials for the Special Meeting to our stockholders to August 31, 2006 and to further extend the date by which the Cash Security Business Sale must occur to September 30, 2006. The Second Amendment to Exercise and Conversion Agreement is effective as of April 21, 2006. As amended, the Exercise and Conversion Agreement further provides that if the Cash Security Business Sale does not occur by September 30, 2006, we will immediately redeem from Laurus the 18,000,000 shares of our common stock for $.30 per share, or an aggregate of $5.4 million. Therefore, the $5.4 million is classified as shares subject to redemption as a liability on the Consolidated Balance.

On January 12, 2006, we and Laurus entered into a voting agreement (the “Voting Agreement”) with Sentinel Technologies, Inc., an affiliate of Buyer (“STI”), which provides, among other things, for Laurus to vote all of the shares of the Company’s common stock that Laurus owns and any shares over which Laurus exercises voting control in favor of the approval and adoption of the Asset Purchase Agreement, the Cash Security Business Sale and related transactions and against any competing transactions proposed to the Company's stockholders. An amendment to the Voting Agreement was entered into as of February 28, 2006 whereby Laurus agreed to extend the latest date that we could set as the Record Date for the Special Meeting from February 13, 2006 to April 21, 2006 and to extend the date on which Laurus will cease to be bound by its obligations under the Voting Agreement from February 28, 2006 to May 31, 2006. On June 9, 2006, we, Laurus and STI entered into a Second Amendment to Voting Agreement pursuant to which the latest date we can set as the Record Date for the Special Meeting has been further extended from March 31, 2006 to August 31, 2006 and the date on which Laurus will cease to be bound by its obligations under the Voting Agreement was further extended from May 31, 2006 to September 30, 2006. The second amendment to the Voting Agreement is effective as of April 21, 2006.

On June 9, 2006, Engineering entered into an agreement with Mark K. Levenick under which Tidel Engineering, LP agreed to make a payment of $350,000 to Mr. Levenick upon the closing of the Cash Security Business Sale in consideration for Tidel Engineering, LP terminating Mr. Levenick's employment agreement and all rights thereunder (including any rights to vacation pay or other benefits) other than for accrued pay. This payment had previously been approved in December, 2005 by the Company's compensation committee, subject to the review and approval of definitive documentation. This payment would represent a stay bonus in respect of Mr. Levenick continuing his employment with the Company until the closing of the ATM Business Sale and the Cash Security Business Sale. Under the terms of the agreement, Mr. Levenick agrees that all stock options held by him to purchase the Company's common stock, to the extent exercisable and not previously terminated, may be exercised by him at any time prior to 90 days following the closing of the Cash Security Business Sale. In addition, Mr. Levenick and Engineering agreed that in the event the Asset Purchase Agreement is terminated or the Cash Security Business Sale is not consummated, the agreement would have no effect and his employment agreement would continue in accordance with its terms.

The independent members of our Board received an opinion from Capitalink, L.C., that the Cash Security Business Sale was fair from a financial point of view to the Company’s unaffiliated shareholders. On May 24, 2006, a special committee of the board of directors of the Company determined that the Cash Security Business Sale and related transactions are advisable and fair to and in the best interests of the Company and its unaffiliated stockholders and recommended that the Company’s board of directors approve the Asset Purchase Agreement and the Cash Security Business Sale. On June 9, 2006, the Company’s board of directors (with interested directors abstaining) approved the Asset Purchase Agreement and the Cash Security Business Sale.

In the event that the Cash Security Business Sale is approved by the holders of a majority of our outstanding common shares at the Special Meeting and the Cash Security Business Sale occurs, the Company will be left as a non-operating, shell public company whose principal asset will be cash.

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

Sales of Sentinel cash security systems are currently to a small number of customers. The loss of a single customer could have an adverse effect on our sales. During the three months ended June 30, 2006 and 2005, we sold 392 and 471 Sentinel units, respectively. The decrease was primarily a result of significantly lower sales to our largest Sentinel customer compared with the same period last year.

The majority of our sales during the third quarter of fiscal year 2006 were to customers within the United States. Foreign sales accounted for only 8% of the Company’s total sales for the quarters ending June 30, 2006 and 2005, all of which were to one foreign distributor. All sales are transacted in U.S. dollars.

In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement”, the “Facility Agreement” and the “Share Warrant Agreement”, respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor was required to purchase from us not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.

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

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to five percent of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributor balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December 2005, thereby reducing the receivable by $300,000, which resulted in a balance of $833,000 of which $598,496 was reserved at December 31, 2005.

On March 31, 2006, we received approximately $950,000 from the distributor resulting in full payment of the outstanding receivable of $833,000 and interest of $117,000. We recognized income of $598,496, due to reversal of bad debt reserve and $117,000 of interest income during the quarter ended March 31, 2006.

Marketable Securities Available- for- Sale

We own 2,022,000 of the common stock of Cashbox plc pursuant to our exercise of the Share Warrant Agreement in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange (the “Exchange”). Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares as of June 30, 2006 and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value during the three months ended June 30, 2006 was excluded from earnings and recorded net of tax as other comprehensive income.

As of June 30, 2006, our common stock in Cashbox plc was recorded at a fair value of $881,414. Unrealized gains on these shares of common stock are presented as accumulated other comprehensive income as a component of stockholders' equity as of June 30, 2006, were $581,414.

Pursuant to a lock-up agreement with Cashbox plc, we were restricted from selling any shares for the first three months after the shares began trading on the Exchange. As of June 30, 2006 we were restricted from selling any shares until the second anniversary of its admission to the Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

2.	Discontinued Operations

The Company sold its ATM business on January 3, 2006. The remaining Cash Security Business has been classified as a discontinued operation since December 31, 2004.

Net income from discontinued operations for the three and nine months ended June 30, 2006 were $606,716 and $5,369,516, respectively. Net income from discontinued operations for the three and nine months ended June 30, 2005 were $700,739 and $3,337,763, respectively, which includes an approximate $3.5 million gain from the ATM Business Sale.

The following is a summary of the unaudited ATM net assets sold as initially determined at December 31, 2004 and as finally reported on the closing date of January 3, 2006:

	January 3, 2006	September 30, 2005
Assets held for sale:
Trade accounts receivable	$1,857,192	$2,310,262
Inventories	7,126,918	7,323,439
Prepaid expense and other assets	—	392,972
Property and equipment, at cost	79,056	121,525
Other Assets	27,297	27,297
Total assets held for sale	$9,090,463	$10,175,495

Liabilities held for sale:
Accounts payable	1,627,748	1,681,288
Other accrued expenses	636,174	1,814,634
Liabilities held for sale	$2,263,922	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$—	$4,734,044	$3,847,874	$11,833,366
Cost of sales	—	3,650,721	2,592,268	8,550,479
Gross Profit	—	1,083,323	1,255,606	3,282,887
Selling, general and administrative	—	1,367,879	880,941	4,151,213
Depreciation and amortization	—	48,355	46,048	194,281
Operating income (loss)	—	(332,911)	328,617	(1,062,607)
Non-operating (income) expense	—	—	—	—
Net income (loss)	$—	$(332,911)	$328,617	$(1,062,607)

Cash Security Business

Pursuant to the Asset Purchase Agreement, we have agreed to sell substantially all of the assets of our Cash Security business. See Note 1, Status of Tidel Technologies, Inc.; Sale of our Cash Security Business and Related Agreements with Laurus for more detail.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$588,536	$—
Trade accounts receivable, net of allowance of $92,447 and $7,500, respectively	2,508,653	1,856,523
Inventories, net of reserve of $145,000 and $100,558, respectively	1,523,863	3,137,818
Prepaid expenses and other	80,923	198,057
Total current assets	4,701,975	5,192,398
Property and equipment, at cost	1,639,219	1,097,604
Accumulated depreciation	(1,327,408)	(1,020,015)
Net property and equipment	311,811	77,589
Other assets	250,000	25,631
Total assets	$5,263,786	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities of long term debt	$3,929	$1,852
Accounts payable	973,006	1,397,394
Other accrued expenses	2,196,174	3,069,278
Total current liabilities	3,173,109	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$3,194,091	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$4,256,773	$5,310,146	$11,986,516	$16,568,457
Cost of sales	2,464,820	2,993,849	7,292,293	8,984,878
Gross Profit	1,791,953	2,316,297	4,694,223	7,583,579
Selling, general and administrative	1,084,417	1,274,518	3,159,182	3,159,673
Depreciation and amortization	23,972	7,560	28,685	22,308
Operating income	683,564	1,034,219	1,506,356	4,401,598
Non-operating income (expense)	(445)	570	(1,562)	1,227
Net income	$683,119	$1,033,649	$1,504,794	$4,400,371

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

Accounts Receivable

We had significant investments in billed receivables as of June 30, 2006 and September 30, 2005. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.

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

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $239,642 and $174,000 for the quarters ended June 30, 2006 and 2005, respectively.

Shipping and Handling Cost

Shipping and handling costs billed to customers totaled $107,070 and $79,789 for the quarters ended June 30, 2006 and 2005, respectively. We incurred shipping and handling costs of $118,324 and $85,786 for the quarters ended June 30, 2006 and 2005, respectively. The net expense of $11,254 and $5,997 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the quarters ended June 30, 2006 and 2005, respectively.

4.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income(loss) from Continuing operations	$3,569,807	$(1,813,887)	$(1,925,319)	$(6,738,107)
Net income from Discontinued operations	606,716	700,739	5,369,517	3,337,763
Net income(loss)	4,176,523	(1,113,148)	3,444,198	(3,400,344)
Weighted average common shares outstanding denominator for basic earnings (loss) per share	38,677,210	20,677,210	31,754,133	20,163,250
Dilutive shares outstanding	32,834		32,834
Weighted average common and dilutive shares outstanding	38,710,044	20,677,210	31,786,967	20,163,250
Basic earnings (loss) per share :
From continuing operations	$0.09	$(0.09)	$(0.06)	$(0.33)
>From discontinued operations	$0.02	$0.03	$0.17	$0.17
Diluted earnings (loss) per share:
>From continuing operations	$0.09	$(0.09)	$(0.06)	$(0.33)
From discontinued operations	$0.02	$0.03	$(0.17)	$0.17

Earnings (loss) per share data for all periods presented have been computed pursuant to SFAS No. 128; “Earnings Per Share” that requires a presentation of basic earnings (loss) per share (basic EPS) and diluted earnings (loss) per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2006, we had outstanding options covering an aggregate of 648,150 shares of common stock, of which 424,000 shares of stocks were exercisable. We also had outstanding warrants covering an aggregate of 5,890,000 shares of common stock. Included in the computation of diluted EPS for the three months ended June 30, 2006 are options to purchase 199,150 shares of common stock at a weighted average of $.25 per share and excluded from the computation are 449,000 options to purchase our common stock as they would be anti-dilutive. Also excluded from the computation of diluted EPS for the three months ended June 30, 2006 are warrants covering an aggregate of 5,890,000 shares of common stock with a remaining exercise price ranging from $.30 to $.40 as they would be anti-dilutive. Excluded from the computation of diluted EPS for the nine months ended June 30, 2006 are options to purchase199,150 shares of common stock at a weighted average of $.25 per share and outstanding warrants covering an aggregate of 5,890,000 shares of common stock with a remaining exercise price ranging from $.30 to $.40 as they would be anti-dilutive. Excluded from computation of diluted EPS for the three and nine months ended June 30, 2005 are options to purchase 1,100,560 shares of common stock at a weighted average price of $1.22 per share and 6,079,473 warrants, with a remaining exercise price ranging from $.30 to $.40, as they would also be anti-dilutive.

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

In addition, we entered into a Stock Redemption Agreement with Laurus, dated January 12, 2006, See Note 1, Status of Tidel Technologies, Inc. - Sale of the Cash Security Business and Related Agreements with Laurus.

6.	Long-Term Debt and Convertible Debentures

Long-term debt related to continued operations consisted of the following:

	June 30, 2006	September 30, 2005
Convertible notes issued to Laurus, net of debt discount of $3,746,531 at September 30, 2005	$—	$4,421,457
Total long-term debt	—	4,421,457
Less: current maturities	—	(2,325,000)
Long-term debt, less current maturities	$—	$2,096,457

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

General

Our liquidity has historically been negatively impacted by our inability to collect outstanding receivables and claims as a result of the bankruptcy of JRA222, Inc. d/b/a Credit Card Center (“CCC”), the inability to collect outstanding receivables from certain other customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 3, 2006, the Company completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding loans to Laurus. On January 13, 2006, we utilized proceeds from the ATM Business Sale held in the collateral account to repay outstanding convertible debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, we paid a prepayment penalty to Laurus in the amount of $59,180. On January 13, 2006, Laurus converted the remaining outstanding indebtedness of $5,400,000 into 18,000,000 shares of our common stock.

We entered into an amended and restated asset purchase agreement, dated as of June 9, 2006 (the “Asset Purchase Agreement”), with Sentinel Operating, L.P. (“Buyer”) for the sale of substantially all of the assets of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Buyer. The buyer is controlled by a management buyout group that includes Mark A. Levenick, our Interim Chief Executive Officer and a member of our board of directors, and Raymond P. Laundry, a member of our board of directors. The Asset Purchase Agreement amends and restates the asset purchase agreement originally entered into as of January 12, 2006.

The Asset Purchase Agreement provides for the sale of our Cash Security business to Buyer for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968 as provided for in the Asset Purchase Agreement, resulting in a net purchase price of $13,770,032. In addition, the purchase price is subject to a cash adjustment of $2,458,718 payable to the Company by the Buyer on closing. The independent members of our Board received an opinion from Capitalink, L.C., as to the fairness from a financial point of view of the Cash Security Business Sale to the Company’s unaffiliated shareholders. On May 24, 2006, a special committee of the board of directors of the Company determined that the Cash Security Business Sale and related transactions are advisable and fair to and in the best interests of the Company and its unaffiliated stockholders and recommended that the Company’s board of directors approve the Asset Purchase Agreement and the Cash Security Business Sale. On June 9, 2006, the Company’s board of directors (with interested directors abstaining) approved the Asset Purchase Agreement and the Cash Security Business Sale. In the event that the Cash Security Business Sale is approved by the holders of a majority of our outstanding shares at the Special Meeting and the Cash Security Business Sale occurs, Tidel will be left as a non-operating, shell public company whose principal asset will be cash.

Pursuant to the Agreement Regarding the NCR Transaction and Other Asset Sales, dated November 26, 2004 (the “Sale Agreement”), by and between the Company and Laurus Master Fund Ltd. (“Laurus”), the Company agreed to pay to Laurus a portion of the excess net proceeds from the Cash Security Business Sale.

On June 9, 2006, we and Laurus entered into an agreement (the “Laurus Termination Agreement”) which, among other things, provides for the payment of a sale fee of $8,508,963 to Laurus (the “Sale Fee”) in full satisfaction of all amounts payable to Laurus under the Sale Agreement, including fees payable in respect of the sale of our ATM business division and the Cash Security Business Sale. The Laurus Termination Agreement further provides that, upon payment of the Sale Fee and performance by the Company of its obligations under the Stock Redemption Agreement described below: (i) all warrants to purchase common stock of the Company held by Laurus will terminate and be of no further force or effect; and (ii) thereafter, neither the Company nor any of its subsidiaries will have any further obligation to Laurus after we exercise our repurchase of the outstanding shares owned by Laurus under the Stock Redemption Agreement. Further, each of the Company and Laurus has granted each other and their respective affiliates and subsidiaries reciprocal releases from and against any claims and causes of action that may exist.

After deducting the $8,508,963 sale fee payable to Laurus, under an agreement we entered into with Laurus on June 9, 2006, and the cost of redeeming our shares held by Laurus and the other transactional costs, we estimate that the net proceeds accruing to Tidel from the Asset sale will be approximately $5,100,000. Proceeds from the Asset Sale will not be distributed to stockholders.

We and Laurus initially entered the Stock Redemption Agreement on January 12, 2006. Pursuant to the terms of the Stock Redemption Agreement: (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed (a) to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and (b) not to exercise such warrants prior to the earlier to occur of March 31, 2006 (the “Outside Date”) and the date on which the Asset Purchase Agreement is terminated. Pursuant to an Amendment to the Stock Redemption Agreement entered into as of February 28, 2006, Laurus agreed to extend the Outside Date from March 31, 2006 to May 31, 2006. On June 9, 2006, we and Laurus entered into a Second Amendment to Stock Redemption Agreement, pursuant to which Laurus has agreed to further extend the Outside Date to September 30, 2006. The Second Amendment to Stock Redemption Agreement is effective as of April 21, 2006.

We and Laurus also entered into the Exercise and Conversion Agreement on January 12, 2006. The Exercise and Conversion Agreement provided, among other things, for Laurus to convert, on or prior to the record date (the “Record Date”) set with respect to the special meeting of our stockholders to be held for the purpose of voting on the Cash Security Business Sale (the “Special Meeting”), $5,400,000 of indebtedness outstanding under our Convertible Note (as defined below) into 18,000,000 shares of our common stock. As used herein, the term “Convertible Note” means a certain Convertible Note, dated November 5, 2003, in the original principal amount of $6,450,000 together with an additional $292,987 added thereto on November 26, 2004, made by the Company to Laurus. Pursuant to an Amendment to Exercise and Conversion Agreement dated as of February 28, 2006, Laurus agreed to extend the latest date that we could set as the Record Date from January 13, 2006 to April 21, 2006. Laurus also agreed to extend the latest date by which we could mail proxy materials for the Special Meeting to our stockholders from February 28, 2006 to April 21, 2006 and the latest date by which the Cash Security Business Sale must occur from March 31, 2006 to May 31, 2006. On June 9, 2006, we and Laurus entered into a Second Amendment to Exercise and Conversion Agreement pursuant to which Laurus has agreed to further extend the latest date that we can set as the Record Date for the Special Meeting and the latest date by which we can mail proxy materials for the Special Meeting to our stockholders to August 31, 2006 and to further extend the date by which the Cash Security Business Sale must occur to September 30, 2006. The Second Amendment to Exercise and Conversion Agreement is effective as of April 21, 2006. As amended, the Exercise and Conversion Agreement further provides that if the Cash Security Business Sale does not occur by September 30, 2006, we will immediately redeem from Laurus the 18,000,000 shares of our common stock for $.30 per share, or an aggregate of $5.4 million.

On January 12, 2006, we and Laurus entered into the Voting Agreement with Sentinel Technologies, Inc. which provides, among other things, for Laurus to vote all of the shares of Company common stock that Laurus owns and any shares over which Laurus exercises voting control in favor of the approval and adoption of the Asset Purchase Agreement, the Cash Security Business Sale and related transactions and against any competing transactions proposed to the Company's stockholders. An Amendment to Voting Agreement was entered into as of February 28, 2006 whereby Laurus agreed to extend the latest date that we could set as the Record Date for the Special Meeting from February 13, 2006 to April 21, 2006 and to extend the date on which Laurus will cease to be bound by its obligations under the Voting Agreement from February 28, 2006 to May 31, 2006. On June 9, 2006, we, Laurus and STI entered into a Second Amendment to Voting Agreement pursuant to which the latest date we can set as the Record Date for the Special Meeting has been further extended from March 31, 2006 to August 31, 2006 and the date on which Laurus will cease to be bound by its obligations under the Voting Agreement was further extended from May 31, 2006 to September 30, 2006. The Second Amendment to Voting Agreement is effective as of April 21, 2006.

On June 9, 2006, Engineering entered into an agreement with Mark K. Levenick under which Engineering agreed to make a payment of $350,000 to Mr. Levenick upon the closing of the Cash Security Business Sale in consideration for Engineering terminating Mr. Levenick's employment agreement and all rights thereunder (including any rights to vacation pay or other benefits) other than for accrued pay. This payment had previously been approved in December 2005 by the Company's compensation committee, subject to the review and approval of definitive documentation. This payment would represent a stay bonus in respect of Mr. Levenick continuing his employment with the Company until the closing of the sale of the Company's ATM business division and the Cash Security Business Sale. Under the terms of the agreement, Mr. Levenick agrees that all stock options held by him to purchase the Company's common stock, to the extent exercisable and not previously terminated, may be exercised by him at any time prior to 90 days following the closing of the Cash Security Business Sale. In addition, Mr. Levenick and Engineering agreed that in the event the Asset Purchase Agreement is terminated or the Cash Security Business Sale is not consummated, the agreement would have no effect and his employment agreement would continue in accordance with its terms.

On May 30, 2006, the Company received a settlement payment of $4,489,963.58 arising out of the Company’s ownership of 698,889 shares of the common stock of 3CI Complete Compliance Corporation (“3CI”) under a class action settlement paid out to minority shareholders of 3CI. Under the terms of the settlement and in order to participate in the settlement, the Company tendered all 698,889 shares to Stericycle, Inc., the majority shareholder of 3CI and the defendant under the class action, and accordingly the Company no longer holds any ownership interest in 3CI. Although the Company has been advised that it may receive further disbursements as part of the settlement, it believes that the May 30, 2006 disbursement represents the principal portion of the amounts that will be paid to the Company under the settlement and there can be no assurance that the Company will in fact receive further settlement disbursements. As a result, we recognized a gain of $4,210,577 on the disposal of these shares during the quarter ended June 30, 2006, which represented the difference between the settlement payment amount and our carrying amount.

Following board approval on July 7, 2006, the Company made a payment of $100,000 to each of our three non-employee directors, Raymond P. Landry, Stephen P. Griggs, and Jerrell G. Clay, in recognition of the extraordinary efforts of, and time spent by, such directors over the past two years in connection with Tidel business matters, including without limitation, the ATM Business Sale and exploring strategic alternatives regarding our Cash Security business, and helping guide the Company following the serious illness and subsequent death of our former Chief Executive Officer.

Critical Accounting Policies

This discussion and analysis of our consolidated financial condition and consolidated results of operations is based upon our condensed consolidated unaudited financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2005 Annual Report on Form 10-K.

Available-for-Sale Securities

Our short term investment consist of an equity investment in Cashbox plc classified as available-for-sale, which is stated at estimated fair value. Unrealized gains and losses, net of related tax effect, if any, are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity until realized. The estimated fair market values of investments are based on quoted market prices as of the end of the reporting period.

Results of Operations

Operating Segments

We conduct business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
ATM Business	$—	$4,734,044	$3,847,874	$11,833,366
Cash Security Business:
TACC	1,204,971	1,237,807	3,085,663	3,777,892
Sentinel	2,755,547	3,595,237	7,759,810	11,398,656
Parts & Other	296,255	477,102	1,141,043	1,391,909
Total Cash Security Business	$4,256,773	$5,310,146	$11,986,516	$16,568,457

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the requirement to classify our only one remaining product line as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,890,257	$1,003,663
Restricted cash	5,400,000	—
Marketable securities available-for-sale	881,414	—
Trade accounts receivable, net of allowances of $0	—	250,000
Notes and other receivables	13,890	12,965
Prepaid expenses and other	41,711	170,231
Total current assets	12,227,272	1,436,859

Property and equipment, at cost	—	55,641
Accumulated depreciation	—	(42,848)
Net property and equipment	—	12,793

Investment in subsidiaries	(2,854,229)	—
Due from (to) subsidiaries	(40,957)	—
Other assets	4,000	615,763
Total assets	$9,336,086	$2,065,415
LIABILITIES
Current Liabilities:
Current maturities of long term debt	$—	$2,325,000
Accounts payable	312,206	431,876
Accrued interest payable	2,000,000	2,135,852
Shares subject to redemption	5,400,000	—
Other accrued expenses	300,000	290,871
Total current liabilities	8,012,206	5,183,599

Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30, 2005	—	2,096,457
Total liabilities	$8,012,206	$7,280,056

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$—
Selling, general and administrative	662,730	652,007	2,655,647	1,334,541
Depreciation and amortization	—	1,421	2,678	3,592
Operating loss	(662,730)	(653,428)	(2,658,325)	(1,338,133)

Other income (expense):
Interest income (expense), net	21,960	(1,160,459)	(4,173,612)	(5,399,974)
Gain on investment in 3CI	4,210,577	—	4,210,577	—
Gain on collection of receivable	—	—	598,496	—
Gain on CCC bankruptcy settlement	—	—	105,000	—
Other	—	—	(7,455)	—
Total other income (expense)	4,232,537	(1,160,459)	733,006	(5,399,974)
Income (loss) before taxes	3,569,807	(1,813,887)	(1,925,319)	(6,738,107)
Income tax expense	—	—	—	—
Income (loss) from continuing operations	$3,569,807	$(1,813,887)	$(1,925,319)	$(6,738,107)

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

Selling, general and administrative expense for the quarter ended June 30, 2006 was $662,730 compared with $652,007 for the quarter ended June 30, 2005. The increase is primarily related to the costs associated with preparation for the sale of the Cash Security business.

Interest income (expense) was approximately $21,960 for the quarter ended June 30, 2006 compared to approximately (1.16) million for the same quarter of the previous year. The decrease was primarily related to the repayment of all monetary obligations payable to Laurus on January 3, 2006 in connection with the ATM Business Sale.

Income tax expense. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded net income from continuing operations of $3,569,807 and a net loss of $(1,813,887) for the quarters ended June 30, 2006 and 2005, respectively. The change was primarily related to the gain on disposal of investment in 3CI of approximately $4.2 million.

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Selling, general and administrative expense for the nine months ended June 30, 2006 were approximately $2.7 million compared with approximately $1.3 million for the nine months ended June 30, 2005. This increase is primarily related to accounting and legal costs associated with the ATM Business Sale, the accrual of bonuses to non-employee directors, certain employee termination costs related to the closure of the Houston office, and costs associated with the preparation for the sale of the Cash Security business.

Interest expense, net was approximately $4.2 million for the nine months ended June 30, 2006 and $5.4 million for the nine months ended June 30, 2005. The decrease was primarily related to the repayment of all indebtedness to Laurus on January 3, 2006 from the proceeds received in connection with the ATM Business Sale.

Income tax expense. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of approximately $(1.9) million and $(6.7) million for the nine months ended June 30, 2006 and 2005, respectively. The primary decrease was related to a gain of $4.2 million from the disposal of our investment in 3CI and the gain of approximately $600,000 recorded due to the collection of receivables related to the supply and credit facility agreement with a foreign distributor.

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

The following is a summary of the net assets sold as initially determined at December 31, 2004 and as finally reported on the closing date of January 3, 2006:

	January 3, 2006	September 30, 2005
Assets held for sale:
Trade accounts receivable (net of allowances for bad debt)	$1,857,192	$2,310,262
Inventories (net of reserve or obsolescence)	7,126,918	7,323,439
Prepaid expense and other assets	—	392,972
Property, plant and equipment, at cost net of depreciation	79,056	121,525
Other Assets	27,297	27,297
Total assets held for sale	$9,090,463	$10,175,495

Liabilities held for sale:
Accounts payable	1,627,748	1,681,288
Other accrued expenses	636,174	1,814,634
Liabilities held for sale	$2,263,922	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$—	$4,734,044	$3,847,874	$11,833,366
Cost of sales	—	3,650,721	2,592,268	8,550,479
Gross Profit	—	1,083,323	1,255,606	3,282,887
Selling, general and administrative	—	1,367,879	880,941	4,151,213
Depreciation and amortization	—	48,355	46,048	194,281
Operating income (loss)	—	(332,911)	328,617	(1,062,607)
Non-operating (income) expense	—	—	—	—
Net income (loss)	$—	$(332,911)	$328,617	$(1,062,607)

Discontinued Operations (Cash Security Business)

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$588,536	$—
Trade accounts receivable, net of allowance of approximately $92,447 and $7,500, respectively	2,508,653	1,856,523
Inventories	1,523,863	3,137,818
Prepaid expenses and other	80,923	198,057
Total current assets	4,701,975	5,192,398
Property and equipment, at cost	1,639,219	1,097,604
Accumulated depreciation	(1,327,408)	(1,020,015)
Net property and equipment	311,811	77,589
Other assets	250,000	25,631
Total assets	$5,263,786	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities	$3,929	$1,852
Accounts payable	973,006	1,397,394
Other accrued expenses	2,196,174	3,069,278
Total current liabilities	3,173,109	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$3,194,091	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$4,256,773	$5,310,146	$11,986,516	$16,568,457
Cost of sales	2,464,820	2,993,849	7,292,291	8,984,878
Gross Profit	1,791,953	2,316,297	4,694,225	7,583,579
Selling, general and administrative	1,084,417	1,274,518	3,159,185	3,159,673
Depreciation and amortization	23,972	7,560	28,685	22,308
Operating income (loss)	683,564	1,034,219	1,506,355	4,401,598
Non-operating income (expense)	(445)	570	(1,561)	1,227
Net income (loss)	$683,119	$1,033,649	$1,504,794	$4,400,371

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005 - Cash Security Business

Net Sales from the Cash Security business were approximately $4.3 million for the quarter ended June 30, 2006 compared with net sales of approximately $5.3 million for the quarter ended June 30, 2005. During the third quarter of fiscal year 2006, we sold 398 Sentinel units compared with sales of 473 units during the same period last year. The decrease was primarily a result of significantly lower sales to our largest Sentinel customer compared with the same period last year.

Gross profit for the quarter ended June 30, 2006 was approximately $1.8 million, or 42% as a percentage of sales, compared with gross profit of $2.3 million, or 44% as a percentage of sales, for the quarter ended June 30, 2005. The decrease is primarily a result of a change in product mix and competitive pricing.

Selling, general and administrative expense for the quarter ended June 30, 2006 was approximately $1.1 million compared with $1.3 million for the same period last year. This decrease is primarily related to smaller bonus incentives.

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Our net sales generated from the Cash Security business were approximately $12.0 million for the nine months ended June 30, 2006 compared with net sales of approximately $16.6 million in the same period of the prior year. The decrease was primarily a result of significantly lower sales to our largest Sentinel customer. During the nine months ended June 30, 2006, we sold 1,071 Sentinel units compared with sales of 1,467 units during the same period last year.

Gross profit on product sales for the nine months ended June 30, 2006 decreased approximately $2.9 million compared with the same period of the prior year. The decrease in the overall gross profit is primarily a result of lower sales and product mix.

Selling, general and administrative expenses for the nine months ended June 30, 2006 were essentially unchanged from the same period a year ago.

Liquidity and Capital Resources

General

Our liquidity was negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain other customers, under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we have incurred a substantial amount of debt. On January 3, 2006, the Company completed the ATM Business Sale.

Cash Flows

Cash used in operations was $1.9 million for the nine months ended June 30, 2006 compared with cash provided by operations of $1.6 million for the same period last year. The change during the nine months of fiscal 2006 was primarily attributable to the increase in cash used in the discontinued operations.

Working Capital

As of June 30, 2006, we had working capital of approximately $6.3 million compared with working capital of $3.7 million at September 30, 2005. The increase in working capital was primarily a result of the proceeds from the ATM Business Sale and the proceeds from disposal of 3CI shares due to the class action settlement.

Indebtedness

The Laurus Financings

On November 25, 2003, we completed a financing of a $6,850,000 financing transaction with Laurus pursuant to the 2003 SPA. The financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bore interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we were to record additional interest charges totaling $6,850,000 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the financing. Proceeds from the financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to the two holders thereof in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and convertible debentures held by the holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004.

In connection with the closing of the above financing, all outstanding litigation was dismissed, and the prior revolving credit facility was repaid through the release of the restricted cash used as collateral for such facility.

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

On November 26, 2004, we completed an additional financing, a $3,350,000 financing transaction with Laurus pursuant to the securities agreement. The additional financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Tidel Engineering, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Tidel Engineering, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of the 2003 Fee Shares, which consisted of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the additional financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the additional financing. The obligations pursuant to the additional financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the additional financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the additional financing.

On January 13, 2006, the proceeds from the ATM Business Sale to NCR were applied to the repayment of approximately $2.6 million of indebtedness to Laurus and Laurus’ remaining indebtedness of $5.4 million was converted into 18,000,000 shares of our common stock.

The Supply, Facility and Share Warrant Agreements

In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement”, the “Facility Agreement” and the “Share Warrant Agreement”, respectively) with a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor is required to purchase from us not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.

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

On March 31, 2006, we received $950,00 from the distributor resulting in full payment of the outstanding receivable of $833,000 and interest of $117,000. We recognized income of approximately $598,496 from the reversal of the bad debt reserve and $117,000 of interest income during the nine months ended June 30, 2006 from the proceeds.

The Development Agreement

In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2005, we had credited back approximately $122,100 to the retailer resulting in an accrued liability of $529,400 for the benefit of the Retailer. As of June 30 2006 the accrued liability was $529,400.

Investment in 3CI Complete Compliance Corporation

We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”), a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. At September 30, 2005, we continued to own 698,889 shares of the common stock of 3CI and the value of our investment was marked to the market value of $279,556, or $.40 per share.

On May 30, 2006, we received a settlement payment of $4,489,963 arising out of our ownership of the 3CI shares under a class action settlement paid out to minority shareholders of 3CI. Under the terms of the settlement and in order to participate in the settlement, we tendered all 698,889 shares that we owned to Stericycle, Inc., the current majority shareholder of 3CI and the defendant under the class action, and accordingly we no longer hold any ownership interest in 3CI. Although we have been advised that we may receive further disbursements as part of the settlement, we believe that the May 30, 2006 disbursement represents the principal portion of the amounts that will be paid to us under the settlement and there can be no assurance that we will in fact receive further settlement disbursements. As a result, we recognized a gain of $4,210,577 on the disposal of these shares during the quarter ended June 30, 2006, which represented the difference between the settlement payment amount and our carrying amount.

Marketable Securities Available- for- Sale

We own 2,022,000 of the common stock of Cashbox plc pursuant to our exercise of the Share Warrant Agreement in August 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange. Our investment in Cashbox is held for an indefinite period and thus is classified as available-for-sale and recorded at fair value in marketable securities on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

As of June 30, 2006, our common stock in Cashbox plc was recorded at a fair value of $881,414. Unrealized gains on these shares of Common Stock are presented as accumulated other comprehensive income as a component of stockholders' equity as of June 30, 2006, were $581,414.

Pursuant to a lock-up agreement with Cashbox plc, we were restricted from selling any shares for the first three months after its admission to the AIM Market. Thereafter, we are restricted from selling any shares until the second anniversary of its admission to the AIM Market unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

Off-Balance Sheet Transactions

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indebtedness

We have lease payment obligations under one operating lease for a company vehicle at a rate of 8% per annum.

Long-term debt including current maturities and debt discount was $0 as of June 30, 2006 and $8,167,988 as of September 30, 2005.

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

The following table summarizes our contractual cash obligations as of June 30, 2006:

	Payments Due By Fiscal Year
	2006	2007	2008	2009	2010	Thereafter
Operating leases	$37,022	$222,132	$222,132	$222,132	$222,132	$185,110

Total	$37,022	$222,132	$222,132	$222,132	$222,132	$185,110

We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases, which expired in 2005. We entered into a new lease to relocate the Cash Security business on December 1, 2005. The terms of the new lease for the Cash Security business requires an annualized base rent of $222,132 expiring in 2011. Rental expense under these leases for the quarters ended June 30, 2006 and 2005 was $26,543 and $133,104, respectively. We closed the corporate office and terminated our month to month lease for the corporate office located in Houston.

Risk Factors

Please see the risk factors contained in our Annual Report on Form 10-K for the year ended September 30, 2005, which are hereby incorporated by reference, and the risk factors set forth in Part II, Item 1A hereof.

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

These and other uncertainties related to the business are described in detail under the headings of “Risk Factors” and “Forward-Looking Statements” in Part I, Item 1A and Part II, 7A of our 2005 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, we were not exposed to changes in interest rates as a result of the debt repayment in January 2006 of the Company’s convertible debt payable to Laurus. If market interest rates had increased 1% in the first nine months of fiscal 2006, there would have been no material impact on our consolidated results of operations or consolidated financial position.

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

Our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Tidel Technologies, Inc. and Tidel Engineering, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleged that the Sentinel product sold by Tidel Engineering, L.P. infringed on one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS sought injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Tidel Technologies, Inc. was released from this lawsuit, but Tidel Engineering, L.P. remains a defendant. Tidel Engineering, L.P. is vigorously defending this litigation.

Subsequently we filed a motion to dismiss the case CSS filed in Illinois, and Tidel Engineering, L.P. filed a motion to transfer the Illinois case to the Eastern District of Texas. On August 15, 2005, the Court ordered the transfer of this case to the Northern District of Texas. We also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things that we have not infringed on CSS's 281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business.

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

Recently, and just days before the date by which time CSS was to file its responses to the Company’s Summary Judgment Motion and Rule 11 Motion, CSS instead filed a Motion for Entry of Judgment (the “Judgment Motion”) claming that we have destroyed evidence and/or have obstructed the discovery process. We filed our response contesting each of the Judgment Motion’s contentions.

On May 16, 2006, the court issued an order directing the parties to submit a joint claims construction chart, after which the court would conduct a Markman hearing. The purpose of a Markman hearing is to narrow the patent claims issues to be submitted to the jury; However, CSS failed to do so. Consequently, the Court ordered a telephone hearing to address the then-pending Judgment Motion for additional time within which to attend to the claims construction issues. During the hearing, the Court admonished CSS’s counsel for failing to comply with the order, clarified for CSS’s counsel what the Court expected and directed the parties to file the joint claims construction report on or before August 30, 2006. The court also directed CSS’s counsel to have CSS undertake a meaningful inspection of the Sentinel safe that had been made available by us, which invitation CSS had not yet acted upon.

It is anticipated that once the joint claims construction is filed by the parties, the Court will enter a scheduling order setting the Markman hearing sometime this fall. The parties continue to address discovery issues, including the inspection of the CSS safe and the production of additional versions of our source code for the Sentinel safes. We intend to vigorously defend all of CSS's claims.

On April 12, 2006, twenty-seven of our former employees filed suit in state district court alleging that they did not receive vacation benefits and/or severance benefits from us which they were owed upon transfer of their employment to NCR Corporation. This case was moved to the Federal court in Dallas County. We settled this matter out-of-court and the case was dismissed with prejudice on June 27, 2006.

ITEM 1A. RISK FACTORS

Our Principal Stockholder, Laurus, Has Interests In The Cash Security Business Sale Which Are Different From, Or In Addition To, Our Other Stockholders.

Upon the closing of the Cash Security Business Sale, Laurus, which holds 19,251,000, or 49.8%, of our outstanding shares of common stock, will receive from the proceeds of the Cash Security Business Sale payment of the $8,508,963 Sale Fee and the redemption price for its shares of common stock under the stock redemption agreement. In addition, we understand that Laurus may provide debt financing to Buyer in order to fund Buyer’s purchase obligations under the Asset Purchase Agreement. In such event, we understand that Laurus will also receive fees from Buyer as a result of providing such debt financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the exercise and conversion agreement we entered into with Laurus dated as of January 12, 2006 and amended as of February 28, 2006 and as of June 9, 2006, Laurus converted $5,400,000 in aggregate principal amount of our convertible notes into 18,000,000 shares of our common stock.

In addition, we entered into a stock redemption agreement with Laurus, dated January 12, 2006 and amended as of February 28, 2006 and as of June 9, 2006. See Part I, Item 1, Note 1, Status of Tidel Technologies, Inc. for more detail.

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

TIDEL TECHNOLOGIES, INC.
(Company)

August 21, 2006	/s/ MARK K. LEVENICK
Mark K. Levenick
Interim Chief Executive Officer

August 21, 2006	/s/ ROBERT D. PELTIER
Robert D. Peltier
Interim Chief Financial Officer