Form 10-K
period 2006-09-30
SECURE ALLIANCE HOLDINGS CORP
filed 2007-01-16
CIK 842695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file Number 000-17288
SECURE ALLIANCE HOLDINGS CORPORATION
(formerly known as Tidel Technologies, Inc.)

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Wilcrest Drive, Suite 105	77042
Houston, Texas	(Zip Code)
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
Yes  * No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒ No  *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  *

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  * No  ☒

The aggregate market value of the 18,793,605 shares of common stock held by non-affiliates of the registrant based on the closing sale price on December 15, 2006 of $0.44 was $8,269,186. The number of shares of common stock outstanding as of the close of business on December 15, 2006 was 19,426,210.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SECURE ALLIANCE HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

Secure Alliance Holdings Corporation (formerly known as Tidel Technologies, Inc. and hereinafter referred to as the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly owned subsidiaries, developed, manufactured, sold and supported automated teller machine (“ATM”) products and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products).

We completed the sale of our ATM business on January 3, 2006 and the sale of our Cash Security business on October 2, 2006 as described more fully below. On October 2, 2006, we became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity; and we have had substantially no operations since that time.

On September 25, 2006, the holders of a majority of shares of our outstanding stock also approved a proposal that the Company amend its certificate of incorporation and change its name from "Tidel Technologies, Inc." to "Secure Alliance Holdings Corporation." On October 3, 2006, the Company filed an amendment to its certificate of incorporation with the office of the Secretary of State of Delaware to effect this change of name. In addition, the Company's subsidiaries effected the following name changes at or about the same time: Tidel Engineering, L.P. changed its name to Secure Alliance, L.P., Tidel Cash Systems, Inc. changed its name to Secure Alliance Cash Systems, Inc. and Tidel Services, Inc. changed its name to Secure Alliance Services, Inc.

The Company was primarily engaged in the development, manufacturing, sale and support of ATM products and the Cash Security products which were designed for the management of cash within various specialty retail markets.

Sale of Cash Security Business

On January 12, 2006, we entered into an asset purchase agreement with Sentinel Operating, L.P., a purchaser led by a management buyout group that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry, pursuant to which we agreed to sell (the "Cash Security Business Sale") our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing. We and Sentinel Operating, L.P. amended and restated the asset purchase agreement as of June 9, 2006 (as amended, the “Cash Security Asset Purchase Agreement”). The two members of our Board who were unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to our unaffiliated shareholders. On June 9, 2006, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the Cash Security Business Sale. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for Sentinel Operating, L.P. assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.

Sale of ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Secure Alliance, L.P. (formerly known as Tidel Engineering, L.P.), entered into an asset purchase agreement (the “NCR Asset Purchase Agreement”) with NCR EasyPoint LLC f/k/a NCR Texas LLC (“NCR EasyPoint”), a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business (the “ATM Business Sale”).

On December 28, 2005, the holders of a majority of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The ATM Business Sale purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post-closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This transaction resulted in a book gain of approximately $3.5 million.

(b)	Financial Information about Operating Segments

We conducted business within one operating segment, principally in the United States. Since October 3, 2006, we have had substantially no operations.

(c)	Description of Business

We developed, manufactured, sold and supported ATM and Cash Security products. Sales of ATM and Cash Security products were generally made on a wholesale basis to more than 200 distributors and manufacturers’ representatives. Sentinel products were often sold directly to end-users as well as distributors. We completed the sale of our ATM business on January 3, 2006 and the sale of our Cash Security business on October 2, 2006.

The ATM products were low-cost, cash-dispensing automated teller machines that were primarily designed for the off-premise, or non-bank, markets. We offered a wide variety of options and enhancements to the ATM products, including custom configurations that dispense cash-value products, such as coupons, tickets and stored-value cards; accept currency; and perform other functions, such as check-cashing.

The TACC products were essentially stand-alone safes that dispensed cash to an operator in preset amounts. As a deterrent to robbers, $50 or less in cash was kept in a register at any given time. When a customer required change in denominations of $5, $10 and $20 bills, the clerk pressed a button on the TACC for the appropriate denomination and the cash was dispensed in a plastic tube. The time and frequency to dispense the cash is pre-determined and adjustable so that in high-risk times of operations, transaction times can be slowed to act as a deterrent against robberies. When excess cash is collected, the clerk simply placed individual bills back into the plastic tubes and loads them into the TACC for safe storage. Other available features included envelope drop boxes for excess cash, dollar scanners, state lottery interfaces, touch pads requiring user PINs for increased transaction accuracy and an audit trail and reporting capabilities.

The Sentinel products were introduced in 2002. The Sentinel product had all the functionality of the TACC, but had also been designed to also reduce the risk of internal theft and increase in-store management efficiencies through its state-of-the-art integration with a store’s point-of-sale (“POS”) and accounting systems. Our engineering, sales and service departments worked closely with distributors and their customers to continually analyze and fulfill their needs, enhance existing products and develop new products. Sales of our ATM and Cash Security products accounted for approximately 92%, 86% and 86% of revenue in the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

The principal materials and components used by us were pre-fabricated steel cabinets, custom molded plastic and various electronic parts and components, all of which were readily available. We assembled our products by configuring parts and components received from a number of major suppliers with our proprietary hardware and software.

We maintained patents and trademarks on processes and brands associated with our product lines; however, we do not believe that patents and trademarks, in general, serve as barriers to entry into the ATM or the cash security system industry. Our overall success depended upon proprietary technology and other intellectual property rights.

Our operating results and the amount and timing of revenue were affected by numerous factors including production schedules, customer priorities, sales volume and sales mix. We ordinarily filled and shipped customer orders within 45 days of receipt; therefore, we historically had no significant backlog.

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

In September 2001, we recovered inventory from CCC in the approximate amount of $3.0 million. In October 2005, a court order for summary judgment was entered, which confirmed that Fleet Bank had a first lien on all of the assets of CCC followed by the liens of Tidel and NCR, respectively. In December 2005, we entered into a settlement agreement in the matter of Fleet v. Tidel Engineering L.P., et al, whereby we received a cash payment of $430,000 in exchange for an assignment of our claims to NCR Corporation and a waiver of our rights to any future payments from such claims.

Our liquidity was negatively impacted by our inability to collect the outstanding receivables and claims from CCC; therefore, we were required to seek additional financing, resulting in a substantial increase in our debt, as discussed below.

On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus Master Fund, Ltd. (“Laurus”) pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus dated as of November 25, 2003 (the “2003 SPA”). The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bore interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we recorded additional interest charges totaling $3,092,911 during the fiscal year ended September 30, 2006 related to these discounts.

Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to two investors (the “Holders”) in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and Convertible Debentures held by the Holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to this Financing. In March 2004, the $400,000 note to Laurus was repaid in full.

In connection with the closing of the Financing, all outstanding litigation was dismissed, and a revolving credit facility with a bank (the “Revolving Credit Facility”) was repaid through the release of the restricted cash used as collateral for the Revolving Credit Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the fiscal years ended September 30, 2003 and 2004.

In August 2004, Laurus notified us that an event of default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’ waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. The reduction in conversion price resulted in an additional discount against the carrying value of the notes.

In November, 2004, we completed a $3,350,000 financing transaction (the “Additional Financing”) with Laurus pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus, dated as of November 26, 2004 (the “2004 SPA”). The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bore interest at a rate of 14% and was convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible note in the amount of $600,000 which bore interest at a rate of 10% and was convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Secure Alliance, L.P., in the amount of $1,250,000, which was a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Secure Alliance, L.P., (the “Purchase Order Note”), which bore interest at a rate of 14% and was convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the then total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010 based on the market value of our common stock on November 26, 2004. We also increased the principal balance of the original note by $292,987 for unpaid accrued interest as of August 1, 2004 which included $226,312 of interest at the default rate of 18%. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing were secured by all of our assets and were guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’ $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing. We indefeasibly repaid all indebtedness to Laurus, excluding the Reorganization Fee (defined below), on January 13, 2006.

On February 4, 2005, we received a letter from the Securities and Exchange Commission stating that the Division of Corporate Finance of the SEC would not object to the Company filing a comprehensive annual report on Form 10-K which covered all of the periods during which we had been a delinquent filer, together with us filing all Forms 10-Q which were due for quarters subsequent to the latest fiscal year included in that comprehensive annual report. However, the SEC Letter also stated that, upon filing such a comprehensive Form 10-K, we would not be considered “current” for purposes of Regulation S, Rule 144 or filing on Forms S-8, and that the Company would not be eligible to use Forms S-2 or S-3 until a sufficient history of making timely filings is established. Laurus consented to the filing of such a comprehensive annual report in satisfaction of the Filing Requirements mandated on or before July 31, 2005. Laurus also consented to a modification of the requirement that a Registration Statement be filed within 20 days of satisfaction of the Filing Requirements to instead require that the Registration Statement be required to be filed by September 20, 2006.

Agreements with Laurus

On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein. Such Reorganization Fee was secured by all of our assets, and was guaranteed by our subsidiaries. The Asset Sales Agreement provided, among other things, that (i) the net proceeds of the ATM Business Sale be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement would be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount would be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee. The Reorganization Fee was to be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus had not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we were obliged to pay any remaining balance due on the Reorganization Fee to Laurus. We recorded a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.

We and Laurus entered a Stock Redemption Agreement on January 12, 2006 and as subsequently amended (as amended, the “Stock Redemption Agreement”). Pursuant to the terms of the Stock Redemption Agreement: (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it held to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and

We and Laurus also entered into an Exercise and Conversion Agreement on January 12, 2006 and as subsequently amended (as amended, the “Exercise and Conversion Agreement”). The Exercise and Conversion Agreement provided, among other things, for Laurus to convert, on or prior to the record date set with respect to the special meeting of our stockholders to be held for the purpose of voting on the Cash Security Business Sale, $5,400,000 of indebtedness outstanding under our Convertible Note dated November 25, 2003 in the original principal amount of $6,450,000 together with an additional $292,987 added thereto on November 26, 2004, made by the Company to Laurus into 18,000,000 shares of our common stock.

On June 9, 2006, we and Laurus entered into an agreement (the “Laurus Termination Agreement”) which, among other things, provided for the payment of a sale fee of $8,508,963 to Laurus (the “Sale Fee”) in full satisfaction of all amounts payable to Laurus under the Asset Sales Agreement, including fees payable in respect of the sale of our ATM business and the Cash Security Business Sale Upon closing of the Cash Security Business Sale, we paid the Sale Fee to Laurus.

The Laurus Termination Agreement further provided that, upon payment of the Sale Fee and performance by the Company of its obligations owing to Laurus, including the repurchase from Laurus, upon the closing of the Cash Security Business Sale, of all shares of our common stock held by Laurus: (i) all warrants to purchase common stock of the Company held by Laurus would terminate and be of no further force or effect; and (ii) thereafter, neither the Company nor any of its subsidiaries would have any further obligation to Laurus. Further, each of the Company and Laurus granted each other and their respective affiliates and subsidiaries reciprocal releases from and against any claims and causes of action that may have existed.

Customers

We currently have no operations or customers. Only one customer accounted for more than 10% of net sales for the fiscal years ended 2006, 2005 and 2003. No one customer accounted for more than 10% of net sales for the fiscal year ended 2004.

Our compliance with federal, state and local environmental protection laws during 2006, 2005 and 2004 had no material effect upon our capital expenditures, earnings or competitive position. As of September 30, 2006, it was not expected that compliance with such laws would have a material effect upon our capital expenditures, earnings or the competitive position in future years.

Employees

Following the closing of the Cash Security Asset Sale on October 2, 2006, we have no employees. At September 30, 2006, we had 57 employees, which consisted of employees of the Cash Security business. At September 30, 2005 and 2004, we employed approximately 107 people. On January 3, 2006, 56 employees associated with our ATM Business became employees of NCR EasyPoint following the closing of the ATM Business Sale.

Company Information

In February 2006, we did not renew the lease of our premises located in Houston, Texas, and we closed our corporate office located in Houston, Texas on March 31, 2006.

The manufacturing, engineering and warehouse operations of the ATM Business were located in two nearby facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in February 2006 with an option to extend for three years. This lease was assumed by NCR EasyPoint pursuant to the NCR Asset Purchase Agreement, discussed further in Part I, Item 1 of this Annual Report on Form 10-K. After the ATM Business Sale, the Cash Security Business was relocated to a warehouse facility occupying approximately 50,000 square feet under a new lease. The address of the facility is 2025 W. Beltline Road, Suite 114 Carrollton, Texas 75006.

(e)	Financial Information about Geographic Areas

The vast majority of our sales in fiscal 2006 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 7%, 14% and 16%, in the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Substantially all of our assets were located within the United States during fiscal years 2006, 2005 and 2004.

ITEM 1A.	RISK FACTORS

There are several risks inherent in our business including, but not limited to, the following:

Following the Cash Security Business Sale, the Company has no operations.

Following the consummation of the ATM Business Sale on January 3, 2006 and the closing of the Cash Security Business Sale on October 2, 2006, we have substantially no operations and no employees.

We may be unable to sell debt or equity securities in the event we need additional funds for operations.

We may need to sell equity or debt securities in the future to provide working capital for our operations or to provide funds in the event of future operating losses. We cannot predict whether we will be successful in raising additional funds. We have no commitments, agreements or understandings regarding additional financings at this time, and we may be unable to obtain additional financing on satisfactory terms or at all. If we were to raise additional funds through the issuance of equity or convertible debt securities, our current shareholders could be substantially diluted and those additional securities could have preferences and privileges that current shareholders do not have.

We have limited management and other resources.

Our ability to manage any future operations effectively will require us to hire new employees, to integrate new management and employees into any future operations, financial and management systems, controls and facilities. Our failure to handle the issues we face effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our company, results of operations and financial condition.

ITEM 2.	PROPERTIES

In February 2006, we did not renew the lease of our premises located in Houston, Texas, and we closed our corporate office located in Houston, Texas on March 31, 2006.

The manufacturing, engineering and warehouse operations of the ATM Business were located in two facilities occupying approximately 110,000 square feet in Carrollton, Texas, under leases expiring in February 2006 with an option to extend for three years. This lease was assumed by NCR EasyPoint pursuant to the NCR Asset Purchase Agreement, discussed further in Part I, Item 1 of this Annual Report. After the ATM Business Sale, the Cash Security business was relocated to a warehouse facility occupying approximately 50,000 square feet under a new lease. The address of the facility is 2025 W. Beltline Road, Suite 114 Carrollton, Texas 75006.

At September 30, 2006, 2005 and 2004, we owned tangible property and equipment with a cost basis of approximately $1.4 million, $5.5 million and $5.4 million, respectively, which included assets held for sale from discontinued operations.

ITEM 3.	LEGAL PROCEEDINGS

CCC Bankruptcy

In September 2001, we recovered inventory from CCC in the approximate amount of $3.0 million; however, in view of the uncertainty of the ultimate outcome of the CCC bankruptcy proceedings, we increased our reserves to $24.1 million, which represented the total remaining balances of the trade accounts and note receivable due from CCC. In addition, we provided additional reserves of $500,000 due to uncertainties regarding the full recovery of our escrow deposits. At September 30, 2003, our remaining receivable from the escrow deposits was reduced to $250,000. In October 2005, an order for summary judgment was entered by the court, which confirmed that Fleet Bank had a first lien on all of the assets of CCC followed by the liens of Tidel and NCR Corporation , respectively. In December 2005, we entered into a settlement agreement in the matter of Fleet v. Tidel Engineering L.P., et al, whereby we received a cash payment of $430,000 in exchange for an assignment of our claims to NCR Corporation and a waiver of our rights to any future payments from such claims.

CSS Litigation

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Secure Alliance Holdings Corporation and Secure Alliance, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Secure Alliance, L.P. infringes on one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Secure Alliance Holdings Corporation was released from this lawsuit, but Secure Alliance, L.P. remained a defendant.

Subsequently we filed a motion to dismiss the case CSS filed in Illinois, and Secure Alliance, L.P. filed a motion to transfer the Illinois case to the Eastern District of Texas. On August 15, 2005, The Court ordered the transfer of this case to the Northern District of Texas. We also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, we are asking the Eastern District of Texas to find, among other things that we have not infringed on CSS's `281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for our cash security business. We have vigorously pursued this declaratory judgment action.

We answered the suit denying that the Company's Sentinel products in any way infringe upon the independent claims of CSS’s patent. We also filed a counterclaim against CSS wherein the Company seeks to recover damages resulting from CSS’s violation of a confidential agreement signed by CSS and the Company and from CSS's intentional interference in the sale of the Sentinel product line and related assets. Further, we filed a Motion for Partial Summary Judgment ("Summary Judgment Motion") and a Motion for Sanctions Pursuant to Rule 11 ("Rule 11 Motion") whereby the Company alleges that CSS and/or its counsel failed to perform the required investigation of the facts before bringing suit. We requested damages from both CSS and its counsel for failure to properly investigate the validity of the claims by CSS.

Prior to the date by which CSS was to file its responses to the Company's Summary Judgment Motion and Rule 11 Motion, CSS instead filed a Motion for Entry of Judgment ("CSS's Motion") claiming that we have destroyed evidence and/or have obstructed the discovery process. We are in the process of preparing a response to CSS’s Motion by which response the Company vigorously disputes CSS's Motion and, as with all claims asserted by CSS, the Company intends to vigorously defend all of CSS's claims.

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

As part of the Cash Security Business Sale, the buyer of the Cash Security business, Sentinel Operating, L.P., agreed to undertake and have the sole right to direct on behalf of itself and us, the defense of the CSS litigation, with counsel of its choice, provided that in the event we incur any adverse consequences in connection with the litigation subsequent to the Cash Security Business Sale, then Sentinel Operating, L.P. will indemnify us from and against the entirety of any such adverse consequences to the extent they are incurred as a result of the breach of the Cash Security Asset Purchase Agreement or our negligent action or inaction.

Employment Suit

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

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2006, at a special meeting of the Company’s stockholder’s duly called and held, the holders of 27,682,767, or approximately 72%, of the shares of our outstanding common stock approved the proposal to consummate Cash Security Business Sale. The holders of 1,260,933 shares voted against this proposal and the holders of 40,036 shares abstained from voting on this proposal. There were 6,919,551 non-votes on this proposal.

In addition, at this special meeting of the Company’s stockholders on September 25, 2006, the holders of 34,654,340, or approximately 90%, of the shares of our outstanding common stock approved the proposal to file a certificate of amendment to our certificate of incorporation to change our name from “Tidel Technologies, Inc.” to “Secure Alliance Holdings Corporation. The holders of 1,217,514 shares voted against this proposal and the holders of 31,433 shares abstained from voting on this proposal.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

Our common stock is currently traded over-the-counter on the Pink Sheets under the symbol “ATMS.PK.” From March 26, 2002 through March 26, 2003, our common stock traded on the NASDAQ SmallCap Market. From August 16, 2000 through March 25, 2002, our common stock traded on the NASDAQ National Market. The following table sets forth the quarterly high and low bid information for our common stock for the three-year period ended September 30, 2006. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2006		2005		2004
Fiscal Quarter Ended:	High	Low	High	Low	High	Low
December 31,	$.40	$.22	$.72	$.45	$.78	$.33
March 31,	.37	.23	.47	.14	.75	.47
June 30,	.35	.27	.36	.12	.96	.65
September 30,	.42	.31	.50	.27	.80	.59
Fiscal Year	.42	.22	.72	.12	.96	.33

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

As of November 30, 2006, there were approximately 991 holders of record of our common stock.

(c)	Dividends

We have not paid any dividends in the past, and do not anticipate paying dividends in the foreseeable future. From September 30, 2002 until November 25, 2003, our wholly-owned subsidiary, Secure Alliance, L.P., was restricted from paying dividends to us pursuant to the subsidiary’s revolving credit agreement with a bank in effect at that time. We were restricted from paying dividends pursuant to financing arrangements with Laurus which were terminated on October 2, 2006. For additional information about our arrangements with Laurus, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We adopted the Tidel Technologies, Inc. 1997 Long-Term Incentive Plan (the “1997 Plan”) effective July 15, 1997. The 1997 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees or directors or our subsidiaries. Under the 1997 Plan, up to 2,000,000 shares of common stock may be awarded. The number of shares issued or reserved pursuant to the 1997 Plan (or pursuant to outstanding awards) are subject to adjustment on account of mergers, consolidations, reorganization, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate, or lapse, will again be available for grant under the 1997 Plan. As a result of the termination of the employment of all our then employees in connection with the Cash Security Business Sale, all stock option grants expired if they had not been exercised on or before December 29, 2006.

The following table provides information regarding common stock authorized for issuance under our compensation plans as of September 30, 2006.

Equity Compensation Plan Information

As of September 30, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	648,150	$1.24	1,310,800
Equity compensation plans not approved by security holders	—	—	—
Total	648,150	$1.24	1,310,800

(e)	Recent Sales of Unregistered Securities

At September 30, 2006, we had outstanding warrants to purchase 5,790,000 shares of common stock that expire at various dates through November 2010. The warrants had exercise prices ranging from $0.30 to $0.68 per share and, if exercised, would generate proceeds to us of approximately $1,990,500. On October 2, 2006, pursuant to the terms of the Stock Redemption Agreement we cancelled warrants issued in favor of Laurus to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share.

The following sales of unregistered securities were sold by the Company during the 2003 and 2005 fiscal years in reliance on the exemptions from registration contained in Section 4(2) and Regulation D promulgated under the Securities Act of 1933:

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

In November 2003, we issued warrants in connection with the Laurus Financing discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report. The financing comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. As a result, we recorded additional interest charges totaling $7,437,195 over the term of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures. See further discussion in Note 10, “Laurus Financing” in Part IV, “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’ waiver of the event of default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. As a result of the reduction of the conversion price, we recorded additional interest charges totaling $1,905,488 over the terms of the notes related to the discounts.

In November of 2004, we issued additional securities in connection with the Additional Financing with Laurus, discussed further in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Form 10-K, which is comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bore interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible in the amount of $600,000 which bore interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Secure Alliance, L.P., in the amount of $1,250,000, which was a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Secure Alliance, L.P., (the “Purchase Order Note”), which bore interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, (the “2003 Fee Shares”) in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. We recorded additional interest expense totaling $638,010 related to the 2003 Fee Shares based on the fair value of the stock price on the date issued.

In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we recorded additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing were secured by all of our assets and were guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’ $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

As previously described above, on October 2, 2006, pursuant to the terms of the Stock Redemption Agreement (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it held to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and its notes and with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

The Consolidated Financial Statements for 2002 were audited by KPMG LLP. The Consolidated Financial Statements for 2003 through 2006 were audited by Hein & Associates LLP.

	Years Ended September 30,
SELECTED STATEMENT OF OPERATIONS DATA:(1)	2006	2005	2004	2003	2002
Net income (loss) (2)	$4,862	$(3,286)	$11,318	$(9,237)	$(14,078)
Net income (loss) per share:
Basic	0.15	(0.16)	0.65	(0.53)	(0.81)
Diluted	0.15	(0.16)	0.37	(0.53)	(0.81)

	As of September 30,
SELECTED BALANCE SHEET DATA: (1)	2006	2005	2004	2003	2002
Current assets	$19,081	$16,908	$10,129	$11,773	$17,263
Current liabilities	11,408	13,177	8,190	32,109	28,487
Working capital (deficit)	7,673	3,731	1,939	(20,336)	(11,224)
Total assets	19,085	17,537	10,778	14,430	19,907
Total short-term notes payable and long-term debt, net of debt discount	—	4,421	175	2,279	20,000
Shareholders’ equity (deficit)	7,677	2,263	2,588	(17,679)	(8,580)

(1)	All amounts are in thousands, except per share dollar amounts.
(2)	Income tax expense (benefit) was $88,584, $0, $(81,229), $0, and $(293,982), for the years ended September 30, 2006, 2005, 2004, 2003 and 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	General

Our liquidity was negatively impacted by our inability to collect outstanding receivables and claims as a result of CCC’s bankruptcy, the inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we incurred a substantial amount of debt. On January 3, 2006, we completed the ATM Business Sale. The total purchase price was $10.4 million of which $8.2 million was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding obligations due Laurus. See “Liquidity and Capital Resources” under this item for a detailed discussion of these financing transactions with Laurus.

On October 2, 2006 we completed the Cash Security Business Sale. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the buyer, Sentinel Operating, L.P. assuming certain potential liability in connection with ongoing litigation and less a working capital deficit adjustment of $1,629,968, which resulted in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to us at closing. We applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,798.72) from the ATM Business Sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by us of 19,251,000 shares of our common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, we received $6,781,245 in net proceeds from the Cash Security Business Sale.

Upon closing of the Cash Security Business Sale, we had cash, cash equivalents and marketable securities held-to-maturity of approximately $12.9 million, or approximately $0.66 per share based upon 19,426,210 shares outstanding.

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

Since October 2, 2006, we have had substantially no operations.

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

 Securities held to maturity and securities available for sale

  Securities held to maturity are carried at amortized cost. Securities are designated as held to maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with the resulting unrealized gains or losses recorded in equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values. At September 30, 2006, our reserve was $45,000, which related to the inventory of the Cash Security business. As a condition of the ATM Business Sale, NCR paid full value for all inventory related to the ATM business. During the fiscal year ended 2005, we reduced our reserve by $1,799,442 and we increased our reserve by $614,611 and $615,000 in 2004 and in 2003, respectively. Our reserve generally fluctuated based on the level of production and the introduction of new models.

Warranties

Certain products are sold under warranty against defects in materials and workmanship for a period of one to three years. A provision for estimated warranty costs is included in accrued liabilities and is charged to operations at the time of sale.

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

Accounts Receivable

We had significant investments in billed receivables as of September 30, 2006 and 2005. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of September 30, 2006, 2005 and 2004, the allowance for doubtful contract receivables was approximately $45,000, $1,100,000, and $1,000,000, respectively.

(b)	Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes . FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2008.

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

We adopted SFAS No. 123(R) on October 1, 2006, using the modified prospective method. This change in accounting has not materially impacted our financial position. We applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $9,801 in 2006, $19,433 in 2005, a decrease to net income of approximately $1,392 in 2004, and an increase to our net loss of $15,363. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1 of the Notes to Consolidated Financial Statements.

We recognize expense related to stock options and other types of equity-based compensation beginning in fiscal year 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, we may be required to change our method for determining the fair value of stock options.

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

Effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), changed the criteria for determining when the disposal or sale of certain assets meets the definition of “discontinued operations.” At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the February 19, 2005 Asset Purchase Agreement of the ATM business with NCR. For additional discussion, see Note 2, “Liquidity” in Part IV, “Notes to Consolidated Financial Statements” for more information. We reported the ATM assets and the Cash Security assets as discontinued operations net of any applicable income taxes for the fiscal year 2005. We reported only the Cash Security assets as discontinued operations net of any applicable income taxes for the fiscal year 2006.

(c)	Results of Operations

Operating Segments

We conducted business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	(dollars in thousands)
	2006	2005	2004
ATM Business	$3,848	$15,498	$15,047
Cash Security Business:
TACC	4,219	5,269	5,631
Sentinel	10,342	12,468	972
Parts & Other	1,519	1,696	864
Total Cash Security Business	16,080	19,433	7,467
Total	$19,928	$34,931	$22,514

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the requirement to classify our only two product lines as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,264,463	$1,003,663
Restricted cash	5,400,000	—
Marketable securities held-to-maturity	4,899,249	—
Marketable securities available-for-sale	851,939	—
Trade account receivable	—	250,000
Notes and other receivables	220,689	12,965
Inventories	—	—
Prepaid expenses and other	132,036	170,231
Total current assets	12,768,376	1,436,859

Property, plant and equipment, at cost	—	55,641
Accumulated depreciation	—	(42,848)
Net property, plant and equipment	—	12,793
Other assets	4,000	615,763
Total assets	$12,772,376	$2,065,415
LIABILITIES
Current Liabilities:
Current maturities of long-term debt, net of discount of $0 and $0, respectively	$—	$2,325,000
Accounts payable	221,295	431,876
Accrued interest payable	2,000,000	2,135,852
Shares to be redeemed	5,400,000	—
Other accrued liabilities	150,194	290,871
Total current liabilities	7,771,489	5,183,599
Long-term debt, net of current maturities	—	2,096,457
Total liabilities	$7,771,489	$7,280,056

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2006	2005	2004
Revenues	$—	$—	$—
Selling, general and administrative	3,065,064	1,805,484	2,011,257
Depreciation and amortization	2,678	4,977	4,146
Operating loss	(3,067,742)	(1,810,461)	(2,015,403)

Other income (expense):
Gain on investment in 3CI	5,380,121	—	—
Gain on collection of account receivable	598,496	—	—
Gain on extinguishment of debt	—	—	18,823,000
Gain on sale of securities	—	—	1,918,012
Loss on disposal of fixed assets	(7,455)	—	—
Recovery from CCC bankruptcy	105,000	—	—
Amortization of debt discount and deferred financing costs	(4,078,738)	(3,816,178)	(2,529,864)
Interest income	392,564
Interest expense	(235,765)	(2,732,891)	(1,670,804)
Total other income expense	2,154,223	(6,549,069)	16,540,344
Loss before income tax expense (benefit)	(913,519)	(8,359,530)	14,524,941
Income tax expense (benefit)	159,546	—	(81,229)
Net income (loss) from continuing operations	(1,073,065)	(8,359,530)	14,606,170
Gain on sale of ATM business	3,536,105	—	—
Net income (loss)	$2,463,040	$(8,359,530)	$14,606,170

Year Ended September 30, 2006 Compared with the Year Ended September 30, 2005

Selling, general and administrative expenses for the year ended September 30, 2006 were $3,065,064, which is an increase of approximately 70% from the year ended September 30, 2005. The increase primarily related to increased legal and consulting fees and employee bonuses.

Depreciation and amortization for the year ended September 30, 2006 and 2005 was $2,678 and $4,977, respectively.

Interest expense was $4,314,503 for the year ended September 30, 2006 compared with $6,549,069 for the year ended September 30, 2005. The decrease is a result of the payoff of Laurus debt with the proceeds from the sale of the ATM Business.

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

We recorded a net loss from continuing operations of $(1,073,065) and $(8,359,530) for the years ended September 30, 2006 and 2005, respectively.

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

Discontinued Operations (ATM Business)

We committed to a plan to sell the ATM Business during the first quarter ended December 31, 2004. On February 19, 2005, the Company and its wholly-owned subsidiary, Secure Alliance, L.P., entered into the NCR Asset Purchase Agreement with NCR EasyPoint, a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business. We classified our ATM Business as Assets Held for Sale as of September 30, 2005. On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

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

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $0 and $1,125,000, respectively	—	2,310,262
Inventories	—	7,323,439
Prepaid expenses and other	—	392,972
Total current assets	—	10,026,673
Property, plant and equipment, at cost	—	4,337,677
Accumulated depreciation	—	(4,216,152)
Net property, plant and equipment	—	121,525
Other assets	—	27,297
Total assets	$—	$10,175,495
LIABILITIES
Current Liabilities:
Accounts payable	$—	$1,681,288
Other accrued expenses	—	1,814,634
Total liabilities	$—	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2006	2005	2004
Net sales	$3,847,874	$15,497,834	$15,047,292
Cost of sales	2,592,268	9,508,120	11,762,082
Gross profit	1,255,606	5,989,714	3,285,210
Selling, general and administrative	880,941	4,768,880	4,709,478
Depreciation and amortization	46,048	255,967	292,543
Operating income (loss)	328,617	964,867	(1,716,811)
Non-operating expense	—	—	16,456
Net income (loss)	$328,617	$964,867	$(1,733,267)

Year ended September 30, 2006 Compared with Year Ended September 30, 2005

Net Sales from the ATM Business were $3.8 million for the year ended September 30, 2006, representing a decrease of 75% from net sales of $15.5 million for the year ended September 30, 2005. The decrease was a result of the sale of the ATM Business completed on January 3, 2006.

Gross profit on net sales for the year ended September 30, 2006 decreased by approximately $4.7 million from a year ago. Gross profit as a percentage of sales was 33% and 39% for the year ended September 30, 2006 and 2005, respectively. The decrease in gross profit is primarily related to the sale of the ATM Business completed on January 3, 2006.

Selling, general and administrative expenses for the year ended September 30, 2006 decreased 82% compared with the year ended September 30, 2005. The decrease is primarily related to the sale of the ATM Business completed on January 3, 2006.

Depreciation and amortization for the year ended September 30, 2006 and 2005 was $46,048 and $255,967, respectively.

The ATM Business recorded a net income of $328,617 and $964,867 for the year ended September 30, 2006 and 2005, respectively.

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

Discontinued Operations (Cash Security Business)

We completed the Cash Security Business Sale on October 2, 3006. We classified the Cash Security Business as Assets Held for Sale as of September 30, 2006. An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,048,275	$—
Trade accounts receivable, net of allowance of approximately $45,000 and $7,500, respectively	1,591,522	1,856,523
Inventories	2,051,764	3,137,818
Prepaid expenses and other	73,089	198,057
Total current assets	5,764,650	5,192,398
Property, plant and equipment, at cost	316,608	1,097,604
Accumulated depreciation	(18,595)	(1,020,015)
Net property, plant and equipment	298,013	77,589
Other assets	250,000	25,631
Total assets	$6,312,663	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities	1,981	1,852
Accounts payable	1,514,731	1,397,394
Other accrued expenses	2,098,675	3,069,278
Total current liabilities	3,615,387	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$3,636,369	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2006	2005	2004
Net sales	$16,080,069	$19,435,222	$7,467,194
Cost of sales	9,476,386	10,870,947	5,350,108
Gross profit	6,603,683	8,564,275	2,117,086
Selling, general and administrative	4,541,774	4,449,550	3,550,491
Depreciation and amortization	—	29,868	84,008
Operating income (loss)	2,061,907	4,084,857	(1,517,413)
Non-operating expense	(8,529)	(23,884)	(37,918)
Net income (loss)	$2,070,436	$4,108,741	$(1,555,331)

Year ended September 30, 2006 Compared with Year Ended September 30, 2005

Net Sales from the Cash Security business were $16.1 million for the year ended September 30, 2006, representing a decrease of $3.4 million from net sales of $19.4 million for the year ended September 30, 2005. This decrease was primarily a result of decreased sales to a major convenient store.

Gross profit on product sales for the year ended September 30, 2006 decreased approximately $2.0 million from the year ended September 30, 2005. Gross profit as a percentage of sales was 41% for the year ended September 30, 2006, compared to 44% for the year ended September 30, 2005. The decline is directly related to a decrease in the volume of Sentinel units produced during the fiscal year ended September 30, 2006.

Selling, general and administrative expenses for the year ended September 30, 2006 decreased $92,225 or 2% from the year ended September 30, 2005.

Depreciation and amortization for the years ended September 30, 2006 and 2005 was $0 and $29,868, respectively.

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

Selling, general and administrative expenses for the year ended September 30, 2005 increased $899,059 or 25% from the year ended September 30, 2004. This is primarily related to costs associated with our marketing efforts related to the Sentinel products.

Depreciation and amortization for the years ended September 30, 2005 and 2004 was $29,868 and $84,008, respectively.

(d)	Liquidity and Capital Resources

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

We completed the Cash Security Business Sale on October 2, 3006 pursuant to the Cash Security Asset Purchase Agreement. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Sentinel Operating, L.P., as buyer, assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, the buyer paid a cash adjustment of $2,458,718 to the Company at closing. The Company applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,798 from the ATM Business Sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by the Company of 19,251,000 shares of Company common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, the Company received $6,781,245.72 in net proceeds from the Cash Security Business Sale.

On October 2, 2006, we became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity; or approximately $0.66 per share based upon 19,426,210 shares outstanding.

Following the foregoing payments to Laurus pursuant to the terms of the Laurus Termination Agreement and the Stock Redemption Agreement, no further fees remain payable by the Company to Laurus and, to our knowledge, Laurus does not own any shares of the Company.

On January 13, 2006, we repaid all of our remaining outstanding debt to Laurus in the principal amount of $2,617,988 plus accrued but unpaid interest in the amount of $113,333. In connection therewith, the Company paid a prepayment penalty to Laurus in the amount of $59,180. On October 2, 2006, we became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity; or approximately $0.66 per share based upon 19,426,210 shares outstanding.

	(dollars in 000’s)
	2006	2005	2004
Cash	$6,164	$1,004	$258
Restricted cash	5,400	—	—
Working capital	7,762	3,731	1,939
Total assets	19,085	17,537	10,778
Shareholders’ equity	7,677	2,263	2,588

Cash Flows

Cash used in operations was $(2,771,470) for 2006 compared with cash used in operations of $(462,324) for 2005, and cash used in operations of $(2,825,316) for 2004. The cash used in operations during fiscal 2006 and fiscal 2005 was primarily attributable to operating losses, the increase in trade accounts receivable and the delays in collection of these receivables.

Working Capital
As of September 30, 2006, we had a working capital of $7,673,181, compared with a working capital of $3,731,219 at September 30, 2005. The increase is primarily related to the ATM Business Sale.

Indebtedness

The Laurus Financings

On November 25, 2003, we completed a $6,850,000 financing transaction (the “Financing”) with Laurus pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus dated as of November 25, 2003 (the “2003 SPA”). The Financing was comprised of a three-year convertible note in the amount of $6,450,000 and a one-year convertible note in the amount of $400,000, both of which bear interest at a rate of prime plus 2% and were convertible into our common stock at a conversion price of $0.40 per share. In addition, Laurus received warrants to purchase 4,250,000 shares of our common stock at an exercise price of $0.40 per share. The proceeds of the Financing were allocated to the notes and the related warrants based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the notes result in a beneficial conversion feature, further discounting the carrying value of the notes.

As a result, we recorded additional interest charges totaling $7,437,195 over the terms of the notes related to these discounts. Laurus was also granted registration rights in connection with the shares of common stock issuable in connection with the Financing. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to two investors (the “Holders”) in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and Convertible Debentures held by the Holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to this Financing. In March 2004, the $400,000 note was repaid in full.

In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. As a result of the reduction of the conversion price, we recorded additional interest charges totaling $1,905,488 over the terms of the notes related to the discounts.

On November 26, 2004, we completed the Additional Financing, a $3,350,000 financing transaction with Laurus pursuant to the 2004 SPA. The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and was convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible in the amount of $600,000 which bears interest at a rate of 10% and was convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Secure Alliance, L.P., in the amount of $1,250,000, which was a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Secure Alliance, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of the 2003 Fee Shares, which consisted of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we would have to record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

Pursuant to the Agreement Regarding the NCR Transaction and Other Asset Sales, dated November 26, 2004 (the “Asset Sales Agreement”), by and between the Company and Laurus, the Company agreed to pay to Laurus a portion of the excess net proceeds from the ATM Business Sale and the Cash Security Business Sale.

On June 9, 2006, we and Laurus entered into the Laurus Termination Agreement which, among other things, provided for the payment of a sale fee of $8,508,963 to Laurus (the “Sale Fee”) in full satisfaction of all amounts payable to Laurus under the Asset Sales Agreement, including fees payable in respect of the ATM Business Sale and the Cash Security Business Sale. The Laurus Termination Agreement further provided that, upon payment of the Sale Fee and performance by the Company of its obligations under the Stock Redemption Agreement described below, neither the Company nor any of its subsidiaries will have any further obligation to Laurus. Further, each of the Company and Laurus have granted each other and their respective affiliates and subsidiaries reciprocal releases from and against any claims and causes of action that may exist.

We and Laurus entered a Stock Redemption Agreement on January 12, 2006 and as subsequently amended. Pursuant to the terms of the Stock Redemption Agreement: (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and

We and Laurus also entered into an Exercise and Conversion Agreement on January 12, 2006 and as subsequently amended. The Exercise and Conversion Agreement provided, among other things, for Laurus to convert, on or prior to the record date set with respect to the special meeting of our stockholders to be held for the purpose of voting on the Cash Security Business Sale, $5,400,000 of indebtedness outstanding under our Convertible Note dated November 5, 2003 in the original principal amount of $6,450,000 together with an additional $292,987 added thereto on November 26, 2004, made by the Company to Laurus. into 18,000,000 shares of our common stock.

On January 13, 2006, the proceeds from the ATM Business Sale to NCR Corporation were applied to the repayment of approximately $2,600,000 of indebtedness to Laurus and Laurus’ remaining indebtedness of $5,400,000 was converted into 18,000,000 shares of our common stock.

Following the Cash Security Business Sale, on October 2, 2006, the Company applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,798.72) from the ATM Business Sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by the Company of 19,251,000 shares of Company common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, the Company received $6,781,246 in net proceeds from the Cash Security Business Sale.

The Supply, Facility and Share Warrant Agreements

In September 2004, our subsidiary entered into separate supply and credit facility agreements (the “Supply Agreement”, the “Facility Agreement” and the “Share Warrant Agreement” respectively) with Cashbox plc, a foreign distributor related to our ATM products. The Supply Agreement required the distributor, during the initial term of the agreement, to purchase ATMs only from us, effectively making us its sole supplier of ATMs. During each of the subsequent terms, the distributor was required to purchase from us not less than 85% of all ATMs purchased by the distributor. The initial term of the agreement was set as of the earlier of: (i) the expiration or termination of the debenture, (ii) a termination for default, (iii) the mutual agreement of the parties, and (iv) August 15, 2009.

The Facility Agreement provided a credit facility in an aggregate amount not to exceed $2,280,000 to the distributor with respect to outstanding invoices already issued to the distributor and with respect to invoices which may be issued in the future related to the purchase of our ATM products. Repayment of the credit facility was set by schedule for the last day of each month beginning November 2004 and continuing through August 2005. The distributor fell into default due to non-payment during February 2005. As of September 30, 2004, we had an outstanding balance of approximately $720,000 related to this facility, and we recorded a reserve in the amount of approximately $185,000 during the quarter ended September 30, 2004 due to the payment delinquency of the invoices related to 2004 billings. During 2005, we increased the reserve to approximately $830,000 due to the payment delinquency of the majority of the invoices issued in the fiscal year 2005. In July of 2005, we collected a partial payment of approximately $350,000 related to the 2004 billings. This collection reduced the outstanding balance on this facility to approximately $1,700,000, of which we reserved a total of $830,000 as of July 31, 2005. We received a commitment commencing August 5, 2005 from the distributor to submit at least approximately $35,000 per week until the balance is paid in full. We received approximately $560,000 consisting of 16 weekly payments reducing the accounts receivable balance. The balance at December 31, 2005 was $833,000, of which we had provided a reserve in the amount of $598,496.

On March 31, 2006, we received $950,000 from the distributor resulting in full payment of the outstanding receivable of $833,000 and interest of $117,000. We recognized income of approximately $598,000 from the reversal of the bad debt reserve and $117,000 of interest income during the year ended September 30, 2006 from the proceeds.

The Share Warrant Agreement provided for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricted the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. The exercise price of the warrant was payable either in cash or by reducing the distributors balance outstanding under the Facility Agreement by $300,000. We exercised this option during September 2005 by reducing the distributors balance outstanding under the Facility Agreement by $300,000. As of September 30, 2006, we continued to own these shares. See “Marketable Securities Available-for-Sale” below.

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

As of September 30, 2006, our common stock in Cashbox plc was recorded at a fair value of $851,939. Unrealized gains on these shares of common stock, which were added to stockholders' equity as of September 30, 2006, were $551,939.

As of September 30, 2006 we were restricted from selling any shares until the second anniversary of its admission to the London Stock Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

The Development Agreement

In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2004, we had credited back approximately $122,100 to the retailer resulting in an accrued liability of $529,400 for the benefit of the Retailer. As of September 30, 2006, the accrued balance was $529,400.

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

On May 30, 2006, we received a settlement payment of $4,489,963 and on September 6, 2006, the Company received an additional settlement payment in the amount of $1,169,544 arising out of our ownership of the 3CI shares under a class action settlement paid out to minority shareholders of 3CI. Under the terms of the settlement and in order to participate in the settlement, we tendered all 698,889 shares that we owned to Stericycle, Inc., the current majority shareholder of 3CI and the defendant under the class action, and accordingly we no longer hold any ownership interest in 3CI. As a result, we recognized a gain of $5,659,507 on the disposal of these shares during the year ended September 30, 2006, which represented the difference between the settlement payment amount and our carrying amount.

The Company estimates additional federal income tax of approximately $400,000 due to this additional settlement payment resulting in an estimated federal income tax expense of approximately $250,000 for the fiscal year ended September 30, 2006. The Company does not expect to receive any further significant payments in this matter.

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

The following table summarizes our contractual cash obligations:

PAYMENTS DUE BY PERIOD

	2006	2007	2008	2009	2010	Thereafter
Long-term debt, including current portion (1)	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

(1)	Long-term debt including current maturities and debt discount was $0, $8,167,988, $5,942,729 as of September 30, 2006, 2005 and 2004, respectively.

Research and Development Expenditures

Our research and development expenditures for fiscal 2006, 2005 and 2004 were approximately $1,229,617, $2,060,071 and $2,613,000, respectively. The majority of these expenditures were applicable to enhancements of existing product lines and the development of new technology to facilitate the dispensing of cash and cash-value products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006 and September 30, 2005, we were exposed to changes in interest rates as a result of significant financing through our issuance of variable-rate and fixed-rate debt. However, with the retirement of convertible debentures subsequent to September 30, 2002, and the associated overall reduction in outstanding debt balances, our exposure to interest rate risks has significantly decreased. If market interest rates had increased up to 1% in fiscal 2005 or 2006, there would have been no material impact on our consolidated results of operations or financial position.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty (including without limitation, our future gross profit, selling, general and administrative expense, our financial position, working capital, as well as general market conditions). Though we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, notes thereto and supplementary data appear on pages 45 through 72 in this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2005, we engaged Hein & Associates LLP (“Hein”) to serve as our independent registered public accounting firm and dismissed KPMG LLP (“KPMG”). The change in independent registered public accounting firms was approved by the Audit Committee of our Board of Directors and reported on a Current Report on Form 8-K, dated March 24, 2005. KPMG audited our financial statements for the fiscal year ended September 30, 2002 and for all the prior years, and Hein audited our financial statements as of and for the fiscal years ended September 30, 2006, 2005, 2004 and 2003.

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

(a)	Evaluation of Disclosure Controls and Procedures

Mark K. Levenick, our former Interim Chief Executive Officer and Robert D. Peltier, our Acting Chief Financial Officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). James T. Rash was Chief Executive and Chief Financial Officer during the fiscal years ended 2002, 2003 and 2004. Mr. Rash died on December 19, 2004. Mr. Levenick was appointed Interim Chief Executive Officer on December 22, 2004. During fiscal years 2002, 2003 and 2004, Mr. Levenick served as Chief Operating Officer and Director of the Company, and President and Chief Executive Officer of Secure Alliance, L.P., the Company's principal operating subsidiary. In February 2005, Mr. Robert D. Peltier joined the Company as Interim Chief Financial Officer and later as Acting Chief Financial Officer. Mr. Peltier began his assessment of disclosure controls and internal controls without having ever been in a position of active management or knowledge over transactions during fiscal years 2002, 2003 or 2004. Mr. Levenick resigned his position with the Company effective September 30, 2006, in connection with the Cash Security Business Sale.

In conducting the evaluation of disclosure controls and procedures and the accounting controls and procedures, it was concluded that for the fiscal year ended September 30, 2005, the Company had a material weakness in its internal controls and procedures related to the company’s communication from its principal operating subsidiary, Secure Alliance, L.P. (formerly Tidel Engineering, L.P.) to the corporate office regarding the recognition of revenues. The Company revised its revenue recognition policy in the fiscal year ended September 30, 2000 to recognize revenue at the time products are shipped to customers. Approximately $2.0 million of revenues were recognized from the sales of the Sentinel product in the fourth quarter of the fiscal year ended September 30, 2005 and the majority of the units that related to the revenue had not been shipped as of September 30, 2005. These sales were not communicated to the corporate office, and accordingly our former Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal controls and procedures were not effective as of the end of the year ended September 30, 2005. We properly adjusted our 2005 consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to be in compliance with our revenue recognition policy.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of September 30, 2006

(b)	Changes in Internal Controls

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. Following the evaluations discussed above, the Company took the actions and implemented the procedures described above. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to date of the evaluation.

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

Name	Age	The Company’s Officers	Director Since
Mark K. Levenick (1)	47	Interim Chief Executive Officer, President and Chief Executive Officer of Secure Alliance, L.P., and Director	1995
Jerrell G. Clay (2)	65	Director	1990
Raymond P. Landry (3)	68	Director	2001
Stephen P. Griggs (4)	49	Director	2002
Robert D. Peltier	43	Acting Chief Financial Officer	2005

(1)	Mark K. Levenick resigned from our Board and all positions with the Company and its subsidiaries effective September 30, 2006.
(2)	Jerrell G. Clay was appointed Chief Executive Officer of the Company effective October 3, 2006.
(3)	Raymond P. Landry resigned from our Board effective September 30, 2006.
(4)	Stephen P. Griggs was appointed President and Chief Operating Officer of the Company effective October 3, 2006.

(a)	Business Background

The following is a summary of the business background and experience of each of the persons named above:

MARK K. LEVENICK served as our Interim Chief Executive Officer from December 2004 to September 30, 2006 and served as Chief Executive Officer of our principal operating subsidiary, Secure Alliance, L.P., for in excess of five years. Mr. Levenick has been a Director from May 1995 until his resignation effective September 30, 2006. He holds a Bachelor of Science degree from the University of Wisconsin at Whitewater. Mr. Levenick also had previously acted as our Interim Chief Executive Officer from February 2002 to August 2002, during James T. Rash’s medical leave of absence.

JERRELL G. CLAY has served as a Director since December 1990, and as Chief Executive Officer since October 3, 2006. Mr. Clay is also the Chief Executive Officer of 3 Mark Financial, Inc., an independent life insurance marketing organization, and has served as president of one of its predecessors for in excess of five years. Mr. Clay also serves as a member of the Independent Marketing Organization’s Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama.

RAYMOND P. LANDRY served as a Director from February 2001 to September 30, 2006 and has been engaged in private business consulting to various companies, including some other entities in the ATM industry, for in excess of five years. He has served as a senior executive or financial officer with three publicly traded companies and several private concerns over the last 30 years. Prior to that time, he was employed by the consulting group of Arthur Andersen & Co. (now known as Accenture) for 10 years. Mr. Landry holds a Bachelor of Science degree in Business Administration from Louisiana State University.

STEPHEN P. GRIGGS has served as a Director since June 2002, and as President and Chief Operating Officer since October 3, 2006. Mr. Griggs has been primarily engaged in managing his personal investments since 2000. From 1988 to 2000, Mr. Griggs held various positions, including President and Chief Operating Officer, with RoTech Medical Corporation, a NASDAQ-traded company. He holds a Bachelor of Science degree in Business Management from East Tennessee State University and a Bachelor of Science degree in Accounting from the University of Central Florida. Mr. Griggs was appointed to the Board of Directors during 2002 to fill the vacancy created by the mid-term resignation of a former director.

ROBERT D. PELTIER has served as Acting Chief Financial Officer since February 2005, and has over fourteen years of experience in various accounting and financial positions. Since 1997, he served in several financial capacities with Horizon Offshore Contractors, Inc., including Vice President of Finance. He has more than eight years experience in the preparation and filing of periodic reports with the SEC. Mr. Peltier holds a Bachelor of Science Degree in Accounting from the University of North Texas. Mr. Peltier is the nephew of Mr. Landry, one of our directors that resigned effective September 30, 2006.

The Company had a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, and the financial reporting processes. On September 30, 2005 the Audit Committee consisted of Messrs, Griggs, and Clay. The Audit Committee held no meetings during the last fiscal years 2004 and 2003, respectively. During the fiscal year 2006 and 2005, the Audit committee held three and six meetings. Except as identified in the following paragraph, each member of the Audit Committee was an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. (“NASD”) as of September 30, 2005. Effective August 26, 2005, Mr. Landry resigned from the Audit Committee and Mr. Griggs was appointed as Chairman of the Audit Committee, and the Board of Directors determined that Mr. Griggs is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Subsequent to the death of Jim Rash, our former Chairman, CEO and CFO, a meeting of the Board of Directors was held to address the immediate needs of corporate governance. At this meeting, Ray Landry was requested by the Board to provide the Company with guidance in the areas of financial management and oversight in the negotiations with NCR and the sale of the Cash Security division. On December 28, 2004, Mr. Landry entered into a consulting arrangement with the Company to provide such services. From December 28, 2004 until his resignation, effective September 30, 2006, Mr. Landry performed financial oversight and financial and transactional consultation for the Company, and was paid on an hourly basis.

The Compensation Committee is responsible for reviewing the performance and development of management in achieving corporate goals and objectives and ensuring that the Company’s senior executives are compensated effectively in a manner consistent with the Company’s strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Compensation Committee oversees all of the Company’s compensation, equity and employee benefit plans and payments. The Compensation Committee held one meeting each year during the last fiscal years 2006 and 2005, respectively. Each of the members of the Compensation Committee was an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASD, and an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Conduct and Ethics was filed as an exhibit to the our Annual Report on Form 10-K for the 2005 fiscal year. Our Code of Conduct and Ethics addresses conflicts of interest, usurpation of corporate opportunities, the protection and proper use of company assets, confidentiality, compliance with laws, rules, and regulations, prompt reporting of any illegal or improper activity to an officer, supervisor, manager, or other appropriate personnel of the Company. A copy of the Code of Conduct and Ethics is available in print, free of charge, to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct and Ethics to: Secure Alliance Holdings Corporation, 2900 Wilcrest, Suite 105, Houston, Texas 77042, Attention: Corporate Secretary.

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

The following table sets forth the amount of all cash and other compensation we have paid for services rendered during the fiscal years ended September 30, 2006, 2005 and 2004 to James T. Rash, the former Chairman of the Board and Chief Executive and Financial Officer, and to Mark K. Levenick, our former Interim Chief Executive Officer, and our four most highly compensated Executive Officers (as such term is defined in Item 402 of Regulation S-K) other than the CEO.

Summary Compensation Table

					Long-term Compensation Awards
			Annual Compensation		Securities
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation (*)	Underlying Options	All Other Compensation ($)
James T. Rash (1)	2006	$—	$—	*	$—	$—
Former Chief Executive	2005	74,328	—	*	—	19,688
and Financial Officer	2004	236,250	—	*	—	12,430

Mark K. Levenick (1)	2006	$281,683	$288,750	*	—	$6,172
Interim Chief Executive Officer	2005	262,500	315,000	*	—	6,172
	2004	262,500	—	*	—	6,172

Michael F. Hudson (2)	2006	$55,125	$235,750	*	—	$1,248
Executive Vice President	2005	205,000	20,500	*	—	1,248
	2004	204,750	10,250	*	—	1,248

M. Flynt Moreland (3)	2006	$187,789	$147,000	*	—	$—
Senior Vice President —	2005	175,000	156,700	*	—	—
Research & Development	2004	168,269	—	*	—	—

Troy D. Richard (3)	2006	$139,500	$94,380	*	—	$—
Senior Vice President —	2005	130,000	107,380	*	—	—
Operations of Secure Alliance, L.P.	2004	130,000	—	17,342	—	—

Matthew C. Johnson (4)	2006	$—	$—	*	—	$—
Vice President —	2005	133,600	66,000	*	—	—
Marketing of Secure Alliance, L.P.	2004	127,392	—	*	—	—

—
We routinely give certain of our officers benefits, the amounts of which are customary in the industry. The aggregate dollar value of such benefits paid to any named executive officer did not exceed the lesser of $50,000, or 10%, of the total annual salary and bonus during each of the fiscal years ended September 30, 2005, 2004 and 2003.

(1)
Mr. Rash died December 19, 2004. Mr. Levenick was appointed Interim Chief Executive Officer on December 22, 2004. Mr. Levenick resigned as our Interim Chief Executive Officer effective September 30, 2006.

(2)	Mr. Hudson’s employment was terminated effective December 31, 2005 in connection with the ATM Business Sale.
(3)	Messrs. Moreland’s and Richard’s respective employment was terminated effective September 30, 2006 in connection with the Cash Security Business Sale.
(4)	Mr. Johnson’s employment was terminated effective August 11, 2006.

Option/SAR Grants in Last Fiscal Year

We granted 225,380 stock options to our executive officers during the fiscal year ended September 30, 2005. No stock options were granted during the fiscal year ended September 30, 2006.

Option Grants in Last Fiscal Year

No stock options were granted to our executives during the last fiscal year

Aggregated Option Exercises in Last Fiscal Year and Option Values at Fiscal Year End

The following tables provide (i) the number of options exercisable by the respective optionees, and (ii) the respective valuations at September 30, 2006 and September 30, 2005.

	Shares acquired on exercise	Value realized	Number of Securities Underlying Unexercised Options at September 30, 2006 (Shares)		Value of Unexercised In-the-Money Options at September 30, 2006 ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark K. Levenick	—	—	275,000	100,000	$—	$10,000
Michael F. Hudson (1)	—	—	—	—	—	—
M. Flynt Moreland	—	—	77,400	25,000	—	2,500
Troy D. Richard	—	—	25,000	7,500	—	750
Matthew C. Johnson	—	—	7,880	5,380	—	538

(1)	Mr. Hudson’s employment agreement was terminated related to a settlement agreement due to the ATM Business Sale.
(2)	Based on the closing price of our common stock of $0.35 per share on September 30, 2006.

	Shares acquired on exercise	Value realized	Number of Securities Underlying Unexercised Options at September 30, 2005 (Shares)		Value of Unexercised In-the-Money Options at September 30, 2005 ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Rash(1)	—	—	175,000	—	$—	$—
Mark K. Levenick	—	—	275,000	100,000	—	6,000
Michael F. Hudson	—	—	—	75,000	—	4,500
M. Flynt Moreland	—	—	52,400	25,000	—	1,500
Troy D. Richard	—	—	25,000	7,500	—	1,350
Matthew C. Johnson	—	—	2,500	5,380	—	173

(1)	Mr. Rash died December 19, 2004. The 175,000 options exercisable as of September 30, 2004 expired on December 19, 2005.
(2)	Based on the closing price of our common stock of $0.31 per share on September 30, 2005.

Long-Term Incentive Plans — Awards in Last Fiscal Year

We did not grant any awards to any of our executive officers under any long-term incentive plans during the fiscal years ended September 30, 2006 and 2005.

Director Compensation

During fiscal year ended September 30, 2006, each outside Director earned compensation in the amount of $3,000 per quarter, with no additional compensation for committee representation. During fiscal year ended September 30, 2004, each outside Director earned compensation in the amount of $3,000 per quarter, which was subsequently paid in fiscal year 2005, with no additional compensation for committee representation.

Following board approval in July 2006, we made a payment of $100,000 to each of our three non-employee directors, Raymond P. Landry, Stephen P. Griggs, and Jerrell G. Clay, in recognition of the extraordinary efforts of, and time spent by, such directors over the past two years in connection with Tidel business matters, including without limitation, the sale of our ATM business division to NCR Corporation and exploring strategic alternatives regarding our Cash Security business, and helping guide the Company following the serious illness and subsequent death of our former Chief Executive Officer.

Employment Contracts, Termination of Employment and Change of Control Arrangements

On June 9, 2006, we agreed to make the following payments to four executives who will remain with the Cash Security business following the Cash Security Business Sale: $350,000 to Mark K. Levenick, $50,000 to M. Flynt Moreland, $50,000 to Troy D. Richard and $20,000 to Robert M. Gutierrez, in connection with the termination of each such person's employment with the Company and upon the closing of the Cash Security Business Sale. Under the agreement with each executive, we agreed to make the termination payment upon the closing of the Cash Security Business Sale in consideration for terminating such executive's employment agreement and all rights thereunder (including any rights to vacation pay or other benefits) other than for accrued pay. Each payment had previously been approved by the Company's compensation committee, prior to the Cash Security Business Sale being proposed, as a stay bonus in respect of such executive continuing his employment with the Company until the ATM Business Sale and the Cash Security Business Sale. Under the terms of each agreement, each executive agreed that all stock options held by him to purchase the Company's common stock, to the extent exercisable and not previously terminated, may be exercised by him at any time prior to 90 days following the closing of the Cash Security Business Sale. Each such person’s respective employment with the Company was terminated effective September 30, 2006 in connection with the Cash Security Business Sale.

On June 22, 2005, we entered into two agreements with Mr. Hudson. The first was a new employment agreement that terminated his prior employment agreement and provided for his continued employment with the Company until the earlier of December 31, 2005 or the closing of the NCR Asset Purchase Agreement. Mr. Hudson and the Company also entered into a settlement agreement, which provided for the settlement of outstanding amounts owed by Mr. Hudson to the Company. In satisfaction of Mr. Hudson’s obligations to the Company, he agreed to (i) the delivery of certain shares of the Company’s common stock held by him for cancellation by the Company; (ii) cancellation by the Company of the majority of the options to purchase common stock held by him; (iii) application of certain bonuses (otherwise payable to him) to the payment of his outstanding obligations to the Company; and (iv) release by Mr. Hudson of any and all claims against the Company. Mr. Hudson’s employment with the Company was terminated effective December 31, 2005 in connection with the ATM Business Sale.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 15, 2006, the number of shares of common stock beneficially owned by (i) the beneficial owners of more than 5% of our voting securities, (ii) each of our directors and executive officers of the Company individually and (iii) all of our directors and the executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in our records or upon public filings made by such persons with the SEC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Common stock	Kellogg Capital Group LLC 55 Broadway, 4th Floor New York, New York 10006	2,261,623		11.6%

Common stock	Alliance Developments One Yorkdale Rd., Suite 510 North York, Ontario M6A 3A1 Canada	1,030,362	(2)	5.5%

Common stock	Mark K. Levenick 2025 Beltline Rd., Ste. 114 Carrollton, Texas 75006	390,000	(3)	2.0%

Common stock	Jerrell G. Clay 1600 Highway 6, Suite 400 Sugarland, Texas 77478	181,405		*

Common stock	Raymond P. Landry 2900 Wilcrest, Suite 105 Houston, Texas 77042	38,500	(4)	*

Common stock	Michael F. Hudson 2900 Wilcrest, Suite 105 Houston, Texas 77042	22,700	(5)	*

Common stock	Stephen P. Griggs 2900 Wilcrest, Suite 105 Houston, Texas 77042	—		—

Common stock	Directors and Executive Officers as a group (6 persons)	632,605	(6)	3.2%

*	Less than one percent.

(1)	Based upon 19,426,210 shares outstanding as of December 15, 2006.
(2)	Includes 50,000 shares which could be acquired within 60 days upon exercise of outstanding warrants at an exercise price of $0.45 per share.
(3)
Includes 275,000 shares which could be acquired within 60 days upon exercise of outstanding options at exercise prices of (i) $1.25 per share as to 100,000 shares, (ii) $1.875 per share as to 75,000 shares and (iii) $2.50 per share as to 100,000 shares. Mr. Levenick resigned from our Board and from all positions with the Company and its subsidiaries effective September 30, 2006 in connection with the Cash Security Business Sale.

(4)	Mr. Landry resigned from our Board effective September 30, 2006 in connection with the Cash Security Business Sale.
(5)	Mr. Hudson’s employment was terminated effective December 31, 2005 in connection with the ATM Business Sale.

(6)	Includes the 275,000 shares referred to in Note (3) above which could be acquired within 60 days upon exercise of outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Raymond P. Landry, a former member of our Board, provided certain financial consulting services to the Company totaling $72,440 during the fiscal year 2006.

Robert D. Peltier, our Acting Chief Financial Officer, is the nephew of Raymond P. Landry, one of our former directors. We have used the services of a consulting and printing company in which Mr. Peltier has an interest. We believe that the fees paid to the consulting and printing company are comparable to fees that would be paid similar companies for comparable services rendered in arms-length transactions. Amounts paid to this Company totaled approximately $ 357,000 for consulting services and $62,000 for financial printing services for fiscal 2006.

On January 12, 2006, we entered into the Cash Security Asset Purchase Agreement with Sentinel Operating, L.P., a purchaser led by a management buyout group that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry, pursuant to which we agreed to sell the Cash Security Business for a cash purchase price of $15,500,000, less $100,000 as consideration for Sentinel Operating, L.P. assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.

On June 9, 2006, we agreed to make the following payments to four executives who will remain with the Cash Security business following the Cash Security Business Sale: $350,000 to Mark K. Levenick, $50,000 to M. Flynt Moreland, $50,000 to Troy D. Richard and $20,000 to Robert M. Gutierrez, in connection with the termination of each such person's employment with the Company and upon the closing of the Cash Security Business Sale. Under the agreement with each executive, we agreed to make the termination payment upon the closing of the Cash Security Business Sale in consideration for terminating such executive's employment agreement and all rights thereunder (including any rights to vacation pay or other benefits) other than for accrued pay. Each payment had previously been approved by the Company's compensation committee, prior to the Cash Security Business Sale being proposed, as a stay bonus in respect of such executive continuing his employment with the Company until the ATM Business Sale and the Cash Security Business Sale.

On October 3, 2006, the Company approved the payment to each of Messrs. Clay and Griggs of a $100,000 per annum consulting fee on account of each such persons duties and responsibilities as officers and directors of the Company, with the first scheduled payment commencing as of October 1, 2006. The Company has not entered into any written agreement with Messrs. Clay and Griggs in respect of the foregoing consulting services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for (i) the audit of our annual financial statements set forth in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and fiscal year ended September 30, 2005, and (ii) the reviews of interim financial statements included in the Quarterly Reports on Form 10-Q for the quarter ended December 31, 2005 and quarters ended March 31, 2006 and June 30, 2006, were approximately $243,000 for the fiscal year ended September 30, 2006 and $225,000 for the fiscal year ended September 30, 2005.

(b)	Other Audit-Related Fees

There were no other audit-related fees incurred during the fiscal year ended September 30, 2006 and 2005.

(c)	Tax Fees

The aggregate fees billed by Hein & Associates LLP for tax services for the fiscal year ended September 30, 2006 were $107,000 consisting of $12,000 related to an IRS Audit for the year 2005, $65,000 related to other tax services, and approximately $30,000 related to tax consulting. Aggregate fees were $75,000 for the fiscal year ended September 30, 2005 for tax services.

(d)	All Other Fees

There were no fees for other professional services rendered during the fiscal years ended September 30, 2006 and 2005.

Our Audit Committee has advised us that it has determined that the non-audit services rendered by Hein & Associates LLP during the most recent fiscal year are compatible with maintaining the independence of such auditors.

Our policy is to pre-approve all professional fees associated with audit, tax and audit-related services as they are proposed to us by Hein & Associates LLP and other professional service firms. The Audit Committee approved of 100% of the services described in each of sections A—D above pursuant to 17 CFR 210.2-01(C)(7)(i)(C).

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

Consolidated Financial Statements of Secure Alliance Holdings Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — September 30, 2006 and 2005

Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Secure Alliance Holdings Corporation:

We have audited the consolidated 2006, 2005 and 2004 financial statements of Secure Alliance Holdings Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Alliance Holdings Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As further discussed in note #22 to the consolidated financial statements, the Company disposed of its remaining operating assets and liabilities in October 2006, liquidated its liabilities and currently has no operations.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas
December 8, 2006

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,264,463	$1,003,663
Restricted cash	5,400,000	—
Marketable securities held-to-maturity	4,899,249	—
Marketable securities available-for-sale	851,939	—
Trade account receivable	—	250,000
Other receivables	220,689	12,965
Prepaid expenses and other	132,036	170,231
Assets held for sale, net of accumulated depreciation of $1,352,463 and $5,236,167, respectively (See Note 2)	6,312,663	15,471,113
Total current assets	19,081,039	16,907,972

Property, plant and equipment, at cost	—	55,641
Accumulated depreciation	—	(42,848)
Net property, plant and equipment	—	12,793
Other assets	4,000	615,763
Total assets	$19,085,039	$17,536,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities	$—	$2,325,000
Accounts payable	221,295	431,876
Accrued interest payable	2,000,000	2,135,852
Shares subject to redemption	5,400,000	—
Other accrued liabilities	150,194	290,871
Liabilities held for sale (See Note 2)	3,636,369	7,993,154
Total current liabilities	11,407,858	13,176,753

Long-term debt, net of current maturities and debt discount of $3,746,531 at September 30, 2005	—	2,096,457
Total liabilities	11,407,858	15,273,210

Commentments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 38,677,210 shares and 20,677,210 shares, respectively	386,772	206,772
Additional paid-in capital	30,782,187	30,962,187
Accumulated deficit	(24,043,717)	(28,905,810)
Accumulated other comprehensive income	551,939	169
Total shareholders’ equity	7,677,181	2,263,318
Total liabilities and shareholders’ equity	$19,085,039	$17,536,528

See accompanying Notes to Consolidated Financial Statements

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2006	2005	2004
Revenues	$—	$—	$—

Selling, general and administrative	3,065,064	1,805,484	2,011,257
Depreciation and amortization	2,678	4,977	4,146
Operating loss	(3,067,742)	(1,810,461)	(2,015,403)

Other income (expense):
Gain on disposal of investment in 3CI
Pursuant to class-action settlement	5,380,121	—	—
Amortization of debt discount and deferred financing costs	(4,078,738)	(3,816,178)	(2,529,864)
Interest Income	392,564	(2,732,891)	(1,670,804)
Interest Expense	(235,765)
Gain on extinguishment of debt	—	—	18,823,000
Gain on sale of securities	—	—	1,918,012
Gain on collection of receivable	598,496	—	—
Gain on CCC bankruptcy settlement	105,000	—	—
Other expense	(7,455)	—	—
Total other income (expense)	2,154,223	(6,549,069)	16,540,344
Income (loss) before taxes	(913,519)	(8,359,530)	14,524,941

Income tax expense (benefit) from continuing operations	159,546	—	(81,229)
Income (loss) from continuing operations	(1,073,065)	(8,359,530)	14,606,170

Discontinued operations:
Income (loss) from discontinued operations	2,399,053	5,073,608	(3,288,598)
Gain on sale of ATM business	3,536,105	—	—
Total discontinued operations	5,935,158	5,073,608	(3,288,598)
Net income (loss)	$4,862,093	$(3,285,922)	$11,317,572

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.41)	$0.84
Income (loss) from discontinued operations	0.18	0.25	(0.19)
Net income (loss)	$0.15	$(0.16)	$0.65

Basic weighted average common shares
Outstanding	33,499,128	20,292,796	17,426,210

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$(0.41)	$0.42
Income (loss) from discontinuing operations	0.18	0.25	(0.09)
Net income (loss)	$0.15	$(0.16)	$0.33

Diluted weighted average common and
Dilutive shares outstanding	33,499,128	20,292,796	38,576,763

See accompanying Notes to Consolidated Financial Statements

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2006	2005	2004
Net income (loss)	$4,862,093	$(3,285,922)	$11,317,572
Other comprehensive income:
Unrealized gain on marketable securities available-for-sale	551,939	—	—
Unrealized gain on investment in 3CI	—	35,093	34,923
Comprehensive income (loss)	$5,414,032	$(3,250,829)	$11,352,495

See accompanying Notes to Consolidated Financial Statements

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

	Shares Issued and Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other	Total Shareholders Equity (Deficit)
Balances, September 30, 2003	$17,426,210	$174,262	$19,296,005	$(36,937,460)	$(211,410)	$(17,678,603)

Net income	—	—	—	11,317,572	—	11,317,572
Receivable from officer	—	—	—	—	(31,675)	(31,675)
Settlement of Hudson stock subscription receivable	—	—	—	—	141,563	141,563
Unrealized gain on investment in 3CI	—	—	—	—	34,923	34,923
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	8,804,669	—	—	8,804,669

Balances, September 30, 2004	17,426,210	174,262	28,100,674	(25,619,888)	(66,599)	2,588,449

Net loss	—	—	—	(3,285,922)	—	(3,285,922)
Issuance of shares to Laurus in payment of fees	1,251,000	12,510	625,500	—	—	638,010
Issuance of shares in connection with settlement of class-action litigation	2,000,000	20,000	1,544,490	—	—	1,564,490
Shares received from officer in connection with settlement	—	—	(31,675)	—	31,675	—
Unrealized gain on investment in 3CI	—	—	—	—	35,093	35,093
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	723,198	—	—	723,198

Balances, September 30, 2005	20,677,210	206,772	30,962,187	(28,905,810)	169	2,263,318

Net income	—	—	—	4,862,093	—	4,862,093
Issuance of shares subject to redemption	18,000,000	180,000	(180,000)	—	—	—
Unrealized gain on marketable securities available-for-sale	—	—	—	—	551,939	551,939
Disposal of investment in 3CI pursuant to class-action settlement	—	—	—	—	(169)	(169)

Balances, September 30, 2006	38,677,210	$386,772	$30,782,187	$(24,043,717)	$551,939	$7,677,181

See accompanying Notes to Consolidated Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,862,093	$(3,285,922)	$11,317,572
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization	2,678	4,977	4,146
Amortization of debt discount and financing costs	4,078,738	3,816,178	2,529,864
Gain on disposal of investment in 3CI pursuant to class-action settlement	(5,380.121)	—	—
Gain on extinguishment of convertible debentures	—	—	(18,823,000)
Gain on sale of securities	—	—	(1,918,012)
Loss from disposal of fixed assets	7,455	—	—
Changes in assets and liabilities:
Trade accounts receivable, net	250,000	—	—
Notes and other receivables	(207,724)	1,022,433	490,620
Prepaid expenses and other assets	38,196	(131,140)	(12,633)
Accounts payable and accrued liabilities	(487,110)	2,013,106	1,739,582
Net cash flows used in discontinued operations	(5,935,675)	(3,901,956)	1,846,545
Net cash used in operating activities	(2,771,470)	(462,324)	(2,825,316)

Cash flows from continuing investing activities:
Proceeds from class-action settlement on investment in 3CI	5,659,507	—	—
Increase in marketable securities held-to-maturity	(4,899,249)	—	—
Proceeds from sale of securities	—	—	2,451,444
Purchases of property, plant and equipment, net	—	(11,566)	—
Net cash provided by discontinued investing activities	10,440,000	—	—
Net cash provided by (used in) investing activities	11,200,258	(11,566)	2,451,444

Cash flows from financing activities:
Proceeds from borrowings	—	2,100,000	7,409,921
Repayments of notes payable	(2,767,988)	(600,000)	(3,297,261)
Borrowing on revolver	1,204,391	2,251,203	—
Payments of revolver	(1,204,391)	(2,251,203)	—
Repayments of convertible debentures	—	—	(6,000,000)
(Increase) decrease in restricted cash	(5,400,00)	—	2,200,000
Increase in deferred financing costs	—	(280,567)	(595,765)
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	(8,167,988)	1,219,433	(283,105)

Net increase (decrease) in cash and cash equivalents	260,800	745,543	(656,977)
Cash and cash equivalents at beginning of year	1,003,663	258,120	915,097
Cash and cash equivalents at end of year	$1,264,463	$1,003,663	$258,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$314,314	$755,808	$209,957
Cash paid (refunded) for taxes	$70,962	$—	$(81,229)

Supplemental disclosure of non-cash financing activities:
Conversion of debt into common stock subject to redemption	$5,400,000	$—	$—
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$—	$723,198	$8,804,669
Issuance of shares to lender in payment of fees	$—	$638,010	$—
Issuance of shares in connection with settlement of class-action litigation	$—	$1,564,490	$—
Warrants issued for deferred financing cost	$—	$—	$229,180
Conversion of interest payable to loan principal	$—	$—	$229,988
Unrealized gain on 3CI investment	$—	$35,093	$—
Unrealized gain on marketable securities available-for-sale	$551,939	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006, 2005 AND 2004

(1)	Summary of Significant Accounting Policies for Continued Operations

Description of Business

Secure Alliance Holdings Corporation (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly-owned subsidiaries, developed, manufactured, sold and supported automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which were designed for the management of cash within various specialty retail markets, primarily in the United States.

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

Investment Securities

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), we classify our investment in 3CI Complete Compliance Corporation (“3CI”) as available-for-sale, with unrealized gains and losses excluded from earnings and recorded as a component of other comprehensive income. The investment in 3CI was $279,556 and was classified as other assets totaling $615,763 in 2005 in the accompanying consolidated balance sheets. Declines in fair value below the amortized cost basis of the investments that are determined to be other than a temporary decline are charged to earnings.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all non-equity holder changes in shareholders’ equity. As of
September 30, 2006 and 2005, our only component of accumulated other comprehensive loss relates to unrealized gains and losses on our investment in 3CI.

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

We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting has not materially impacted our financial position. We applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $9,801 in 2006, $19,433 in 2005, a decrease to net income of approximately $1,392 in 2004, and an increase to our net loss of $15,363. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1 of the Notes to Consolidated Financial Statements.

We recognize expense related to stock options and other types of equity-based compensation beginning in fiscal year 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

	2006	2005	2004

Net income (loss) as reported	$4,862,093	$(3,285,922)	$11,317,572
Deduct:
Total stock-based employee compensation expense determined under SFAS 123, net of taxes	(9,801)	(19,433)	(1,392)
Net income (loss), pro forma	$4,852,292	$(3,305,355)	$11,316,180
Basic earnings (loss) per share:
As reported	0.15	(0.16)	0.65
Pro forma	0.15	(0.16)	0.65
Diluted earnings (loss) per share:
As reported	0.15	(0.16)	0.33
Pro forma	0.15	(0.16)	0.37

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2007.

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

Effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), changed the criteria for determining when the disposal or sale of certain assets meets the definition of “discontinued operations.” At the November 2004 EITF meeting, the final consensus was reached on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). This Issue is effective prospectively for disposal transactions entered into after January 1, 2005, and provides a model to assist in evaluating (i) which cash flows should be considered in the determination of whether cash flows of the disposal component have been, or will be, eliminated from the ongoing operations of the entity and (ii) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. The Company considered the model outlined in EITF Issue No. 03-13 in its evaluation of the February 19, 2005 asset purchase agreement of the ATM business with NCR (see Note 2 below for more information). We have concluded that we are required to report the ATM assets of this sale as discontinued operations net of any applicable income taxes for all periods presented.

(2)	Discontinued Operations

ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Secure Alliance, L.P., entered into NCR Asset Purchase Agreement with NCR EasyPoint, a wholly owned subsidiary of NCR Corporation, for the sale of our ATM Business.

On December 28, 2005, the holders of 62.2% of our shares of outstanding common stock approved the NCR Asset Purchase Agreement.

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was approximately $10.4 million of which $8.2 million was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus, $0.5 million was paid into an escrow account pending a post closing net asset value adjustment, and the remaining $1.7 million was paid to the Company to be used for necessary working capital. This transaction resulted in a book gain of approximately $3.5 million.

We classified the ATM business as Assets Held for Sale as of September 30, 2005.

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net of allowance of approximately $0 and $1,125,000, respectively	—	2,310,262
Inventories	—	7,323,439
Prepaid expenses and other	—	392,972
Total current assets	—	10,026,673
Property, plant and equipment, at cost	—	4,337,677
Accumulated depreciation	—	(4,216,152)
Net property, plant and equipment	—	121,525
Other assets	—	27,297
Total assets	$—	$10,175,495
LIABILITIES	—
Current Liabilities:	—
Accounts payable	$—	$1,681,288
Other accrued expenses	—	1,814,634
Total liabilities	$—	$3,495,922

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2006	2005	2004
Net sales	$3,847,874	$15,497,834	$15,047,292
Cost of sales	2,592,268	9,508,120	11,762,082
Gross profit	1,255,606	5,989,714	3,285,210
Selling, general and administrative	880,941	4,768,880	4,709,478
Depreciation and amortization	46,048	255,967	292,543
Operating loss	328,617	964,867	(1,716,811)
Non-operating (income) expense	—	—	16,456
Net income (loss)	$328,617	$964,867	$(1,733,267)

Cash Security Business

On January 12, 2006, we entered into an asset purchase agreement with Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry, pursuant to which we agreed to sell (the "Cash Security Business Sale") our electronic cash security business , consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing. We and Sentinel Operating, L.P. amended and restated the asset purchase agreement as of June 9, 2006 (as amended, the “Cash Security Asset Purchase Agreement”). The two members of our Board who were unaffiliated with the management buyout of the Cash Security business negotiated the terms of the Cash Security Asset Purchase Agreement with the management buyout group.

The independent members of our Board received an opinion from an investment advisory firm, Capitalink, L.C., as to the fairness of the Cash Security Business Sale from a financial point of view to the unaffiliated shareholders. On June 9, 2006, our Board, with Messrs. Levenick and Landry abstaining, voted to approve the Cash Security Asset Purchase Agreement and the Cash Security Business Sale.

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the Cash Security Business Sale. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.

We classified the Cash Security business as a discontinued operation for the years ended September 30, 2006 and 2005. We classified the Cash Security business as Assets Held for Sale as of September 30, 2005 and 2006.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,048,275	$—
Trade accounts receivable, net of allowance of approximately $45,000 and $7,500, respectively	1,591,522	1,856,523
Inventories	2,051,764	3,137,818
Prepaid expenses and other	73,089	198,057
Total current assets	5,764,650	5,192,398
Property, plant and equipment, at cost	316,608	1,097,604
Accumulated depreciation	(18,595)	(1,020,015)
Net property, plant and equipment	298,013	77,589
Other assets	250,000	25,631
Total assets	$6,312,663	$5,295,618
LIABILITIES
Current Liabilities:
Current maturities	$1,981	$1,852
Accounts payable	1,514,731	1,397,394
Other accrued expenses	2,098,675	3,069,278
Total current liabilities	3,615,387	4,468,524
Long-term debt, net of current maturities	20,982	28,708
Total liabilities	$3,636,369	$4,497,232

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2006	2005	2004
Net sales	$16,080,069	$19,435,222	$7,467,194
Cost of sales	9,476,386	10,870,947	5,350,108
Gross profit	6,603,683	8,564,275	2,117,086
Selling, general and administrative	4,541,774	4,449,550	3,550,491
Depreciation and amortization	—	29,868	84,008
Operating income (loss)	2,061,907	4,084,857	(1,517,413)
Non-operating expense	(8,529)	(23,884)	(37,918)
Net income (loss)	$2,070,436	$4,108,741	$(1,555,331)

(3)	Notes to Discontinued Operations which are Classified as Assets Held For Sale

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method and includes materials, labor and production overhead which approximates an average cost method. Reserves are provided to adjust any slow moving materials or goods to net realizable values.

Warranties

Certain products are sold under warranty against defects in materials and workmanship for a period of one to three years. A provision for estimated warranty costs is included in accrued liabilities and is charged to operations at the time of sale.

Accounts Receivable

We have significant investments in billed receivables as of September 30, 2006 and 2005. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of September 30, 2006 and 2005, the allowance for doubtful contract receivables was $45,000 and $1,132,000, respectively.

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

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $1,229,617, $2,060,071, and 2,613,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Shipping and Handling Cost

Shipping and handling costs billed to customers totaled $429,881, $781,442 and $647,459, for the years ended September 30, 2006, 2005, and 2004, respectively. We incurred shipping and handling costs of $458,633, $978,957 and $738,340 for the years ended September 30, 2006, 2005 and 2004 respectively. The net expense of $28,752 and $197,515 and $90,881 is included in selling expenses in the accompanying statement of operations for the years ended September 30, 2006, 2005, and 2004, respectively.

(4)	Major Customers and Credit Risks

We generally retain a security interest in the underlying equipment that is sold to customers until it receives payment in full. We would incur an accounting loss equal to the carrying value of the accounts receivable, less any amounts recovered from liquidation of collateral, if a customer failed to perform according to the terms of the credit arrangements.

Only one customer accounted for more than 10% of net sales for the fiscal years 2006, 2005 and 2004. Two customers accounted for more than 10% of our total outstanding trade receivable as of September 30, 2006 and 2005.

The vast majority of our sales in fiscal 2006, 2005 and 2004 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 6.8%, 14% and 16%, in the fiscal years ended September 30, 2006, 2005 and 2004, respectively. Most of our foreign sales were to one customer.

(5)	Notes Receivable — Officers

The current and long-term portion of notes and other receivables related to continuing operations consisted of the following at September 30, 2006 and 2005:

	2006	2005
Notes receivable — Officers	$—	$—
Other accounts receivable	220,689	12,965
	220,689	12,965
Allowance for notes receivable	—	—
Less: Current portion	(220,689)	(12,965)
Long-term portion	$—	$—

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

(6)	Inventories

Inventories related to discontinued operations consisted of the following at September 30, 2006 and 2005:

	2006	2005
Raw materials	$1,953,305	$7,594,510
Work in process	—	114,365
Finished goods	143,459	2,714,331
Other	—	138,609
	2,096,764	10,561,815
Inventory reserve	(45,000)	(100,558)
Total, classified as assets held for sale	$2,051,764	$10,461,257

(7)	Investment in CashWorks

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

(8)	Investment in 3CI

We formerly owned 100% of 3CI Complete Compliance Corporation, a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. At September 30, 2005, we continued to own 698,889 shares of the common stock of 3CI and the value of our investment was marked to the market value of $279,556, or $.40 per share.

On May 30, 2006, we received a settlement payment of $4,489,963 and on September 6, 2006, the Company received an additional settlement payment in the amount of $1,169,544 arising out of our ownership of the 3CI shares under a class action settlement paid out to minority shareholders of 3CI. Under the terms of the settlement and in order to participate in the settlement, we tendered all 698,889 shares that we owned to Stericycle, Inc., the current majority shareholder of 3CI and the defendant under the class action, and accordingly we no longer hold any ownership interest in 3CI. As a result, we recognized a gain of $5,659,507 on the disposal of these shares during the year ended September 30, 2006, which represented the difference between the settlement payment amount and our carrying amount.

The Company estimates additional federal income tax of approximately $400,000 due to this additional settlement payment resulting in an estimated federal income tax expense of approximately $250,000 for the fiscal year ended September 30, 2006. The Company does not expect to receive any further significant payments in this matter.

(9)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2006 and 2005:

	2006	2005	Useful Life
Machinery and equipment	$544,498	$3,452,061	2 - 10 years
Computer equipment and systems	605,712	950,349	2 - 7 years
Furniture, fixtures and other improvements	500,267	1,032,871	3 - 5 years
	1,650,476	5,435,281
Less classified as discontinued	(1,650,476)	(5,422,488)
Total property, plant and equipment for continued operations	$—	$12,793

Depreciation expense was $99,789, $285,835 and $509,693, for the years ended September 30, 2006, 2005 and 2004, respectively. Repairs and maintenance expense was $64,420 , $86,043 and $83,532 for the years ended September 30, 2006, 2005 and 2004 respectively. All such amounts are classified in discontinued operations.

(10)	Other Assets

Other assets consisted of the following at September 30, 2006 and 2005:

	2006	2005
Deferred financing costs	$—	$714,261
Investment in 3CI	—	279,556
Other	4,000	4,000
Accumulated amortization	—	(382,054)
	4,000	615,763
Less: Discontinued Operations	—	—
Total Other Assets for Continued Operations	$4,000	$615,763

(11)	Long-Term Debt and Convertible Debentures

Long-Term Debt

Long-term debt related to continued operations consisted of the following at September 30, 2006 and 2005:

	2006	2005
Laurus financing, net of debt of $0 and $3,746,531, respectively	$—	$4,392,749
Other- five-year note	—	28,708
Total short-term and long-term debt	—	4,421,457
Less: current maturities	—	(2,325,000)
Long-term debt, less current maturities	$—	$2,096,457

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

As a result, we recorded additional interest charges totaling $7,437,195 over the terms of the notes related to these discounts. Proceeds from the Financing in the amount of $6,000,000 were used to fully retire the $18,000,000 in Convertible Debentures issued to two investors (the “Holders”) in September 2000, together with all accrued interest, penalties and fees associated therewith. All of the warrants and Convertible Debentures held by the Holders were terminated and we recorded a gain from extinguishment of debt of $18,823,000 (including accrued interest through the date of extinguishment) in fiscal year 2004 related to this Financing. In March 2004, the $400,000 note was repaid in full.

In August 2004, Laurus notified us that an Event of Default had occurred and had continued beyond any applicable grace period as a result of our non-payment of interest and principal on the $6,450,000 convertible note as required under the terms of the Financing, as well as noncompliance with certain other covenants of the Financing documents. In exchange for Laurus’s waiver of the Event of Default until September 17, 2004, we agreed, among other things, to lower the conversion price on the $6,450,000 convertible note and the exercise price of the warrants from $0.40 per share to $0.30 per share. As a result of the reduction of the conversion price, we recorded additional interest charges totaling $1,905,488 over the terms of the notes related to the discounts.

On November 26, 2004, we completed the Additional Financing, a $3,350,000 financing transaction with Laurus pursuant to that certain Securities Purchase Agreement by and between the Company and Laurus dated as of November 26, 2004 (the “2004 SPA”). The Additional Financing was comprised of (i) a three-year convertible note issued to Laurus in the amount of $1,500,000, which bears interest at a rate of 14% and is convertible into our common stock at a conversion price of $3.00 per share (the “$1,500,000 Note”), (ii) a one-year convertible in the amount of $600,000 which bears interest at a rate of 10% and is convertible into our common stock at a conversion price of $0.30 per share (the “$600,000 Note”), (iii) a one-year convertible note of our subsidiary, Secure Alliance, L.P., in the amount of $1,250,000, which is a revolving working capital facility for the purpose of financing purchase orders of our subsidiary, Secure Alliance, L.P., (the “Purchase Order Note”), which bears interest at a rate of 14% and is convertible into our common stock at a price of $3.00 per share and (iv) our issuance to Laurus of the 2003 Fee Shares, which consisted of 1,251,000 shares of common stock, or approximately 7% of the total shares outstanding, in satisfaction of fees totaling $375,300 incurred in connection with the convertible term notes issued in the Financing discussed above. As a result of the issuance of the 2003 Fee Shares, we recorded an additional charge in fiscal 2004 of $638,010. We also increased the principal balance of the original note by $292,987, of which $226,312 bears interest at the default rate of 18%. This amount represents interest accrued but not paid to Laurus as of August 1, 2004. In addition, Laurus received warrants to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share. The proceeds of the Additional Financing were allocated to the notes based on the relative fair value of the notes and the warrants, with the value of the warrants resulting in a discount against the notes. In addition, the conversion terms of the $600,000 Note resulted in a beneficial conversion feature, further discounting the carrying value of the notes. As a result, we will record additional interest charges related to these discounts totaling $840,000 over the terms of the notes. Laurus was also granted registration rights in connection with the 2003 Fee Shares and other shares issuable pursuant to the Additional Financing. The obligations pursuant to the Additional Financing are secured by all of our assets and are guaranteed by our subsidiaries. Net proceeds from the Additional Financing in the amount of $3,232,750 were primarily used for (i) general working capital payments made directly to vendors, (ii) past due interest on Laurus’s $6,450,000 convertible note due pursuant to the Financing and (iii) the establishment of an escrow for future principal and interest payments due pursuant to the Additional Financing.

Agreements with Laurus

On November 26, 2004, in connection with the Additional Financing, we entered into an agreement with Laurus (the “Asset Sales Agreement”) whereby we agreed to pay a fee in the amount of at least $2,000,000 (the “Reorganization Fee”) to Laurus upon the occurrence of certain events as specified below and therein. Such Reorganization Fee was secured by all of our assets, and was guaranteed by our subsidiaries. The Asset Sales Agreement provided, among other things, that (i) the net proceeds of the ATM Business Sale be applied to our obligations to Laurus under the Financing and the Additional Financing, as described above (collectively, the “Obligations”), but not to the Reorganization Fee; and (iii) the proceeds of any of our subsequent sales of equity interests or assets or of our subsidiaries consummated on or before the fifth anniversary of the Asset Sales Agreement (each, a “Company Sale”) shall be applied first to any remaining obligations, then paid to Laurus pursuant to an increasing percentage of at least 55.5% set forth therein, which amount shall be applied to the Reorganization Fee. Under this formula, the existing shareholders could receive less than 45% of the proceeds of any sale of our assets or equity interests, after payment of the Additional Financing and Reorganization Fee as defined. The Reorganization Fee was to be $2,000,000 at a minimum, but could equal a higher amount based upon a percentage of the proceeds of any company sale, as such term is defined in the Asset Sales Agreement. In the event that Laurus had not received the full amount of the Reorganization Fee on or before the fifth anniversary of the date of the Asset Sales Agreement, then we were obliged to pay any remaining balance due on the Reorganization Fee to Laurus. We recorded a $2,000,000 charge in the first quarter of fiscal 2005 to interest expense.

We and Laurus entered a Stock Redemption Agreement on January 12, 2006 and as subsequently amended. Pursuant to the terms of the Stock Redemption Agreement: (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and (ii) not to exercise such warrants prior to the earlier to occur of September 30, 2006 and the date on which the Asset Purchase Agreement is terminated.

We and Laurus also entered into an Exercise and Conversion Agreement on January 12, 2006 and as subsequently amended. The Exercise and Conversion Agreement provided, among other things, for Laurus to convert, on or prior to the record date set with respect to the special meeting of our stockholders to be held for the purpose of voting on the Cash Security Business Sale, $5,400,000 of indebtedness outstanding under our Convertible Note dated November 25, 2003 in the original principal amount of $6,450,000 together with an additional $292,987 added thereto on November 26, 2004, made by the Company to Laurus into 18,000,000 shares of our common stock.

On June 9, 2006, we and Laurus entered into an agreement (the “Laurus Termination Agreement”) which, among other things, provided for the payment of a sale fee of $8,508,963 to Laurus (the “Sale Fee”) in full satisfaction of all amounts payable to Laurus under the Asset Sales Agreement, including fees payable in respect of the sale of our ATM business and the Cash Security Business Sale Upon closing of the Cash Security Business Sale, we paid the Sale Fee to Laurus.

The Termination Agreement further provided that, upon payment of the Sale Fee and performance by the Company of its obligations owing to Laurus, including the repurchase from Laurus, upon the closing of the Cash Security Business Sale, of all shares of our common stock held by Laurus: (i) all warrants to purchase common stock of the Company held by Laurus will terminate and be of no further force or effect; and (ii) thereafter, neither the Company nor any of its subsidiaries will have any further obligation to Laurus. Further, each of the Company and Laurus granted each other and their respective affiliates and subsidiaries reciprocal releases from and against any claims and causes of action that may exist.

(12)	Accrued Expenses

Other accrued expenses consisted of the following at September 30, 2006 and 2005:

	2006	2005
Reserve for warranty charges	$826,152	$1,143,643
Taxes:	—
Sales and use	11,049	656,177
Ad valorem	44,000	76,389
Wages and related benefits	662,348	1,456,818
Other	555,126	1,550,885
Other accrued expenses related to continuing operations	150,194	290,871
Total accrued expenses	$2,248,869	$5,174,783
Less: discontinued liabilities	(2,098,675)	(4,883,912)
Total accrued expenses related to continuing operations	$150,194	$290,871

(13)	Warrants

At September 30, 2006, we had outstanding warrants to purchase 5,790,000 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.45 to $0.30 per share and, if exercised, would generate proceeds to us of approximately $1,990,500.

Common Stock Purchase Warrants:

	Warrants	Expiration Date	Exercise Price	Relative Fair Value(1)
Alliance Developments (1)	50,000	11/24/2010	0.45	13,450
Laurus Master Fund (2)	4,250,000	11/24/2010	0.30	1,918,451
Other parties in connection with Laurus financing (2)	350,000	11/24/2010	0.40	226,749
AIG/National Union Fire Insurance Co. (3)	500,000	11/01/2007	0.67	224,490
Laurus Master Fund (4)	500,000	11/26/2010	0.30	226,751
Bridge Loan (5)	40,000	10/6/2006	0.45	8,186
Bridge Loan (6)	30,000	10/21/2006	0.45	7,132
Bridge Loan (7)	70,000	11/20/2006	0.45	35,845
Outstanding warrants as of September 30, 2006	5,790,000			$2,661,054

Value calculated using Black-Scholes:

		Stock Price At Issuance	Expected Term	Volatility	Risk Free Rate
(1)	Variables	$0.41	3 years	111.00%	2.06%
(2)	Variables	$0.72	7 years	111.00%	3.72%
(3)	Variables	$0.67	3 years	108.00%	3.85%
(4)	Variables	$0.51	7 years	97.000%	3.98%
(5)	Variables	$0.33	3 years	111.00%	1.96%
(6)	Variables	$0.37	3 years	111.00%	2.41%
(7)	Variables	$0.69	3 years	111.00%	2.35%

(14)	Employee Stock Option Plans

We adopted a Long-Term Incentive Plan in 1997 (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of our common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. Under the 1997 Plan, there were 648,150 options outstanding and 1,310,800 shares available for grant at September 30, 2006. There were 1,099,810 options outstanding and 855,890 shares available and 736,000 options outstanding and 1,219,700 shares available for grant at September 30, 2005 and 2004, respectively. There were 363,810 stock options granted during the fiscal year ended 2005 and no stock options granted during the fiscal year ended 2006.

At September 30, 2006, the range of exercise prices was $2.50 to $0.25 per share under the 1997 Plan with a weighted average remaining contractual life of 4.56 years. At September 30, 2005 and 2004, the weighted-average remaining contractual life of the outstanding options was 5.32 years and 4.0 years, respectively.

Combined stock option and directors’ warrant activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2003	1,281,000	1.93
Granted	—	—
Exercised	—	—
Canceled	(495,000)	2.35
Balance at September 30, 2004	786,000	1.67
Granted	363,810	0.25
Exercised	—	—
Canceled	(50,000)	1.16
Balance at September 30, 2005	1,099,810	1.22
Granted	—	—
Exercised	—	—
Canceled	(451,660)	1.19
Balance at September 30, 2006	648,150	1.24

The above table includes warrants issued for directors’ remuneration that are also included in outstanding warrants at September 30, 2004. The number of options exercisable was 683,500 and 731,000, respectively, at weighted average prices of $1.80 per share and $1.76 per share, respectively. Included in the 495,000 shares canceled during 2004 were 300,000 warrants issued to directors.

(15)	Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following for the years ended  September 30, 2006, 2005 and 2004:

	2006	2005	2004
Federal current tax Expense (Benefit)	$88,584	$—	$(81,229)
Federal deferred tax benefit	—	—	—
State tax	—	—	—
	$88,584	$—	$(81,229)

In addition to the Income tax expense of $88,854 above, we paid $70,962 in 2006 for a Federal Tax liability incurred in 2005. The total of $159,546 is recorded as our income tax provision in the accompanying consolidated financial statements for the year ended September 30, 2006. The income tax differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to income (loss) before taxes as a result of the following:

	2006	2005	2004
Computed “expected” tax expense (benefit)	$1,707,357	$(1,117,213)	$3,847,974
Change in valuation allowances	(4,156,100)	1,638,969	(5,278,972)
State taxes, net of benefit	—	—	—
Nondeductible items and permanent differences	1,499,031	(521,756)	1,376,064
Other	1,038,296	—	(26,295)
	$88,584	$(0)	$(81,229)

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2006 and 2005:

	2006	2005
Deferred tax assets:
Fixed assets	$286,643	$379,000
Intangible assets	—	—
Accounts receivable	15,151	383,000
Inventories	268,704	808,000
Investment in 3CI	—	438,000
Accrued expenses	511,398	490,000
Other	39,332	39,000
Minimum tax credit	—	—
Net operating losses	931,673	3,672,000
Total gross deferred tax assets	2,052,900	6,209,000
Less: valuation allowance	(2,052,900)	(6,209,000)
Net deferred tax assets	—	—
Other deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

In assessing the realizability of deferred assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

As of September 30, 2006, the Company had remaining net operating losses of approximately $2,740,214 which will begin to expire in 2024.

(16)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2006, 2005 and 2004:
	2006	2005	2004
Net Income (loss) (numerator for basic earnings per share)	$4,862,093	$(3,285,922)	$11,317,572
Interest expense attributable to convertible note (including non-cash)			2,898,225
Adjusted net income (loss) (numerator for diluted earnings per share)	$4,862,093	$(3,285,922)	$14,215,797
Weighted average common shares outstanding (denominator for basic earnings per share)	33,499,128	20,292,796	17,426,210
Dilutive shares outstanding	—	—	21,150,553
Weighted average common and dilutive shares outstanding	33,499,128	20,292,796	38,576,763
Basic earnings per share	$0.15	$(0.16)	$0.65
Diluted earnings per share	$0.15	$(0.16)	$0.33

Common stock equivalents consisting of warrants, options and convertible debt of $5,874,687 and $29,717,185 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the years ended September 30, 2006 and 2005, respectively.

(17)	Commitments and Contingencies

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

The Share Warrant Agreement provides for the issuance to our subsidiary of a warrant to purchase up to 5% of the issued and outstanding Share Capital of the distributor. The warrant restricts the distributor from (i) creating or issuing a new class of stock or allotting additional shares, (ii) consolidating or altering the shares, (iii) issuing a dividend, (iv) issuing additional warrants and (v) amending articles of incorporation. Upon our exercise of the warrant, the distributors balance outstanding under the Facility Agreement would be reduced by $300,000. We exercised this option during December of 2005, therefore, reducing the receivable by an additional $300,000 resulting in a balance of $833,000 at January 5, 2006, of which $598,496 was reserved at December 31, 2005.

On March 31, 2006, we received $950,000 from the distributor resulting in full payment of the outstanding receivable of $833,000 and interest of $117,000. We recognized income of approximately $598,000 from the reversal of the bad debt reserve and $117,000 of interest income during the year ended September 30, 2006 from the proceeds.

(18)	Marketable Securities Available- for- Sale

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

As of September 30, 2006, our common stock in Cashbox plc was recorded at a fair value of $851,939. Unrealized gains on these shares of common stock, which were added to stockholders' equity as of September 30, 2006, were $551,939.

As of September 30, 2006 we were restricted from selling any shares until the second anniversary of its admission to the Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

The Development Agreement

In August 2001, we entered into a Development Agreement (the “Development Agreement”) with a national petroleum retailer and convenience store operator (the “Retailer”) for the joint development of a new generation of “intelligent” TACCs, now known as the Sentinel product. The Development Agreement provided for four phases of development with the first three phases to be funded by the Retailer at an estimated cost of $800,000. In February 2002, we agreed to provide the Retailer a rebate on each unit of the Sentinel product for the first 1,500 units sold, provided the product successfully entered production, until the Retailer had earned amounts equal to the development costs paid by the Retailer. The development of the product was completed and production commenced. The aggregate development costs for the Sentinel product paid for by the Retailer totaled $651,500. As of September 30, 2004, we had credited back approximately $87,629 to the retailer resulting in an accrued liability of $564,231 for the benefit of the Retailer. As of September 30, 2005 and 2006, the accrued balance was $529,400.

Other Matters

We and our subsidiaries are each subject to certain other litigation and claims arising in the ordinary course of business. In our management’s opinion, the amounts ultimately payable, if any, resulting from such litigation and claims will not have a materially adverse effect on our financial position.

We lease office and warehouse space, transportation equipment and other equipment under terms of operating leases which expire through 2006. Rental expense under these leases for the years ended September 30, 2006, 2005 and 2004, was approximately $210,820, $453,000 and $479,000, respectively.

(19)	Subsequent Events

Completion of Cash Security Business Sale and Related Agreements with Laurus

On October 2, 2006, we completed the Cash Security Business Sale and became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity; or approximately $0.66 per share based upon 19,426,210 shares outstanding.

On October 2, 2006, we paid a sale fee of $8,508,963 to Laurus pursuant to the Laurus Termination Agreement, and we paid $6,545,340 to Laurus for the purchase of 19,251,000 shares of our common stock from Laurus at a price of $.34 per share pursuant to the Stock Redemption Agreement,

On October 2, 2006, following the foregoing payments to Laurus pursuant to the terms of the Laurus Termination Agreement and the Stock Redemption Agreement, no further fees remain payable by the Company to Laurus and, to our knowledge, Laurus does not own any shares of the Company.

(20)	Related Party Transactions

Raymond P. Landry, a member of our Board, provided certain financial consulting services to the Company totaling $72,440 during the fiscal year 2006.

Robert D. Peltier, our Acting Chief Financial Officer, is the nephew of Raymond P. Landry, one of our former directors. We have used the services of a consulting and printing company in which Mr. Peltier has an interest. We believe that the fees paid to the consulting and printing company are comparable to fees that would be paid similar companies for comparable services rendered in arms-length transactions. Amounts paid to this company totaled approximately $421,549 for fiscal 2006.

On January 12, 2006, we entered into an asset purchase agreement with Sentinel Operating, L.P., a purchaser led by a management buyout group that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry, pursuant to which we agreed to sell the Cash Security business for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.

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

On June 22, 2005, we entered into two agreements with Mr. Hudson. The first was a settlement agreement with Mr. Hudson, which provided for the settlement of outstanding amounts owed by Mr. Hudson to the Company. In satisfaction of Mr. Hudson’s obligations to the Company, he agreed to (a) the delivery of certain shares of the Company’s common stock held by him for cancellation by the Company; (b) cancellation by the Company of the majority of the options to purchase common stock held by him; (c) application of certain bonuses (otherwise payable to him) to the payment of his outstanding obligations to the Company; and (d) release by Mr. Hudson of any and all claims against the Company. Mr. Hudson also resigned from the Board of Directors of the Company.

We also entered into a new employment agreement with Mr., Hudson that terminated his prior employment agreement and provided for his continued employment with the Company until the earlier of December 31, 2005 or the closing of the ATM Business Sale. Under the new employment agreement, Mr. Hudson’s duties and compensation continued as under his prior employment agreement. Mr. Hudson’s employment terminated effective December 31, 2005 in connection with the closing of the ATM Business Sale.

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

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Secure Alliance Holdings Corporation and Secure Alliance, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division. CSS alleges that the Sentinel product sold by Secure Alliance, L.P. infringes one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Secure Alliance Holdings Corporation was released from this lawsuit, but Secure Alliance, L.P. remains a defendant. Secure Alliance, L.P. is vigorously defending this litigation.

The Company has filed a motion to dismiss the case CSS filed in Illinois, and Secure Alliance, L.P. has filed a motion to transfer the Illinois case to the Eastern District of Texas. The Company and Secure Alliance, L.P. has also filed a declaratory judgment action pending in the Eastern District of Texas. In that action, both the Tidel entities are asking the Eastern District of Texas to find, among other things, that neither the Company nor Tidel Engineering have infringed on CSS’s ‘281 patent. Both companies have also requested that an injunction be issued by the Eastern District of Texas against CSS for intentional interference with the sale or bid process for Tidel Engineering L.P.’s cash security business. The Company is vigorously pursuing this declaratory judgment action.

We answered the suit denying that the Company's Sentinel products in any way infringe upon the independent claims of CSS’s patent. We also filed a counterclaim against CSS wherein the Company seeks to recover damages resulting from CSS’s violation of a confidential agreement signed by CSS and the Company and from CSS's intentional interference in the sale of the Sentinel product line and related assets. Further, we filed a Motion for Partial Summary Judgment ("Summary Judgment Motion") and a Motion for Sanctions Pursuant to Rule 11 ("Rule 11 Motion") whereby the Company alleges that CSS and/or its counsel failed to perform the required investigation of the facts before bringing suit. We requested damages from both CSS and its counsel for failure to properly investigate the validity of the claims by CSS.

Prior to the date by which CSS was to file its responses to the Company's Summary Judgment Motion and Rule 11 Motion, CSS instead filed a Motion for Entry of Judgment ("CSS's Motion") claiming that we have destroyed evidence and/or have obstructed the discovery process. We are in the process of preparing a response to CSS’s Motion by which response the Company vigorously disputes CSS's Motion and, as with all claims asserted by CSS, the Company intends to vigorously defend all of CSS's claims.

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

As part of the Cash Security Business Sale, the buyer of the Cash Security business agreed to undertake and have the sole right to direct on behalf of itself and us, the defense of the CSS litigation, with counsel of its choice, provided that in the event we incur any adverse consequences in connection with the litigation subsequent to the Cash Security Business Sale, then the buyer will indemnify the Company from and against the entirety of any such adverse consequences to the extent they are incurred as a result of the breach of the Cash Security Asset Purchase Agreement or our negligent action or inaction.

(22)	Status of Company

On October 2, 2006, we completed the Cash Security Business Sale and became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity; or approximately $0.66 per share based on 19,426,210 shares outstanding.

It is the present intention of the Company to review its financial position and consider all available alternatives including without limitation the acquisition of a new business or alternatively, the possible dissolution of the Company and liquidation of its assets, the discharge of any remaining liabilities, and the eventual distribution of the remaining assets to stockholders. Although management currently does not expect to liquidate the Company, if it later determines that liquidation is in the best interest of stockholders, such action will require the approval of the holders of a majority of the Company’s then outstanding shares of common stock. If liquidation does occur there can be no assurances as to the amount of liquidation proceeds that might eventually be distributed to stockholders.

SCHEDULE II
SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended September 30, 2006:
Allowance for doubtful accounts and notes receivable	$1,132,382	$—	—	1,087,439	$44,943
Inventory reserve	100,558	—	—	55,558	45,000
	$1,232,940	$—	—	$1,142,997	$89,943
For the year ended September 30, 2005:
Allowance for doubtful accounts and notes receivable	$1,076,055	$56,327	—	—	$1,132,382
Reserve for settlement of class action litigation	1,564,490	—	—	1,564,490	—
Inventory reserve	1,900,000	—	—	1,799,442	100,558
	$4,540,545	$56,327	—	$3,363,932	$1,232,940
For the year ended September 30, 2004:
Allowance for doubtful accounts and notes receivable	$847,815	$228,240	$—	$—	$1,076,055
Reserve for settlement of class action litigation	1,564,490	—	—	—	1,564,490
Inventory reserve	1,285,389	614,611	—	—	1,900,000
	$3,697,694	$842,851	$—	$—	$4,540,545

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

January 16, 2007	/s/ Jerrell G. Clay
Jerrell G. Clay
Chief Executive Officer

January 16, 2007	/s/ Robert D. Peltier
Robert D. Peltier
Acting Chief Financial Officer

POWER OF ATTORNEY

Secure Alliance Holdings Corporation and each of the undersigned do hereby appoint Jerrell G. Clay its or his true and lawful attorney to execute on behalf of Secure Alliance Holdings Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	Date

/s/ Jerrell G. Clay	Director and Chief Executive Officer	January 16, 2007
Jerrell G. Clay

/s/ Stephen P. Griggs	Director, President and Chief Operating Officer	January 16, 2007
Stephen P. Griggs

/s/ Robert D. Peltier	Acting Chief Financial Officer	January 16, 2007
Robert D. Peltier

INDEX TO EXHIBITS

Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report:

Exhibit Number	Description
2.01.
Asset Purchase Agreement dated February 19, 2005 by and among Tidel Engineering, L.P., NCR Texas LLC and us (incorporated by reference to Exhibit 2.01 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

2.02.
Asset Purchase Agreement, dated as of January 12, 2006, by and among Sentinel Operating, L.P., Tidel Technologies, Inc., and Tidel Engineering, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 19, 2006).

2.03.
Amended and Restated Asset Purchase Agreement, dated as of June 9, 2006, by and among Sentinel Operating, L.P., Tidel Technologies, Inc. and Tidel Engineering, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 14, 2006).

3.01.
Certificate of Incorporation of American Medical Technologies, Inc. (filed as Articles of Domestication with the Secretary of State, State of Delaware on November 6, 1987 and incorporated by reference to Exhibit 2 of our Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989).

3.02.	Amendment to Certificate of Incorporation dated July 16, 1997 (incorporated by reference to Exhibit 3 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

3.03	Our By-Laws (incorporated by reference to Exhibit 3 of our Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989).

3.04*.	Certificate of Amendment of Certificate of Incorporation, filed with the State of Delaware Secretary of State on October 3, 2006.

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

9.01
Voting Agreement, dated as of January 12, 2006, by and between Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and the individuals named therein (incorporated by reference to Exhibit 10.6 of Form 8-K/A filed on January 31, 2006).

9.02
Voting Agreement, dated as of January 12, 2006, by and between Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 of Form 8-K/A filed on January 31, 2006).

9.03
Amendment to Voting Agreement, dated as of February 28, 2006, by and among Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 7, 2006).

9.04
Second Amendment to Voting Agreement, dated as of June 9, 2006, by and among Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 of Form 8-K filed on June 14, 2006).

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

(1) 10.23.	Tidel/Peltier Agreement dated February 23, 2005 (incorporated by reference to Exhibit 99.1 to this Annual Report on Form 8-K dated February 23, 2005).

(1) 10.24.	Settlement Agreement by and between Tidel Engineering, L.P., Michael F. Hudson and us, dated June 22, 2005.

10.25
Exercise and Conversion Agreement, dated as of January 12, 2006, by and among Sentinel Technologies, Inc., Sentinel Operating, L.P., Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 19, 2006).

10.26
Cash Collateral Deposit Letter, dated as of January 12, 2006, by and between Laurus Master Fund, Ltd., Tidel Technologies, Inc., Tidel Engineering, L.P., Tidel Cash Systems, Inc., Tidel Services, Inc. and AnyCard International, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 19, 2006).

10.27
Stock Redemption Agreement, dated as of January 12, 2006, by and among Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 19, 2006).

10.28
Reaffirmation, Ratification and Confirmation Agreement, dated as of January 12, 2006, by and between Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 of Form 8-K filed on January 19, 2006).

10.29
Amendment to Exercise and Conversion Agreement, dated as of February 28, 2006, by and among Sentinel Technologies, Inc., Sentinel Operating, L.P., Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 7, 2006).

10.30
Amendment to Stock Redemption Agreement, dated as of February 28, 2006, by and between Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 7, 2006).

10.31	Agreement, dated as of June 9, 2006, by and between Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 14, 2006).

10.32
Second Amendment to Stock Redemption Agreement, dated as of June 9, 2006, by and among Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 14, 2006).

10.33
Second Amendment to Exercise and Conversion Agreement, dated as of June 9, 2006, by and among Sentinel Technologies, Inc., Sentinel Operating, L.P., Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 14, 2006).

(1) 10.34	Agreement, dated as of June 9, 2006, between Tidel Engineering, L.P. and Mark K. Levenick. (incorporated by reference to Exhibit 10.6 of Form 8-K filed on June 14, 2006).

14.01.	Code of Conduct and Ethics of Tidel Technologies, Inc (incorporated by reference to Exhibit 2.01 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

21.01.	Subsidiaries.

*31.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Certification of Interim Chief Executive Officer, Mark K. Levenick, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Certification of Interim Chief Financial Officer, Robert D. Peltier, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

(1)	Indicates management contract or compensatory plan or arrangement.