Form 10-Q
period 2006-12-31
SECURE ALLIANCE HOLDINGS CORP
filed 2007-02-14
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of Common Stock outstanding as of the close of business on February 14, 2007 was 19,510,285.

SECURE ALLIANCE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONDENSED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,708,935	$1,264,463
Certificate of deposit	7,000,000	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	3,724,575	4,899,249
Marketable securities available-for-sale	1,059,648	851,939
Other receivables	73,357	220,689
Prepaid expenses and other	146,911	132,036
Assets held for sale, net of accumulated depreciation of $0 and $1,352,463, respectively	—	6,312,663
Total current assets	13,713,426	19,081,039

Other assets	4,000	4,000
Total assets	$13,717,426	$19,085,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,952	$221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Other accrued liabilities	52,610	61,610
Income tax payable	271,340	88,584
Liabilities held for sale	—	3,636,369
Total current liabilities	389,902	11,407,858

Commitments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,510,285 shares and 38,677,210 shares, respectively	195,103	386,772
Additional paid-in capital	29,857,829	30,782,187
Accumulated deficit	(17,479,056)	(24,043,717)
Accumulated other comprehensive income	759,648	551,939
Total shareholders’ equity	13,333,524	7,677,181
Total liabilities and shareholders’ equity	$13,717,426	$19,085,039

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Revenues	$—		$—
Selling, general and administrative	376,071		1,374,024
Depreciation and amortization	—		1,366
Operating loss	(376,071)		(1,375,390)

Other income (expense):
Reorganization fee paid to Laurus	(6,508,963)		—
Amortization of debt discount and deferred debt issuance costs	—		(985,827)
Interest income	168,579		—
Gain from CCC bankruptcy settlement	—		180,000
Interest expense, net	—		(176,584)
Total other expense	(6,340,384)		(982,411)
Loss from continuing operations	(6,716,455)		(2,357,801)

Income from discontinued operations	—		1,189,006
Gain on sale of Cash Security business, net of $271,340 income tax	13,281,116		—
Total discontinued operations, net of $271,340 income tax	13,281,116		1,189,006
Net income (loss)	$6,564,661	$	$(1,168,795)
Basic earnings (loss) per share:
Loss from continuing operations	$(0.34)		$(0.11)
Income from discontinued operations	0.67		0.06
Net income (loss)	$0.33		$(0.05)

Weighted average common shares outstanding	19,847,452		20,677,210

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.34)		$(0.11)
Income from discontinued operations	0.67		0.06
Net income (loss)	$0.33		$(0.05)

Weighted average common and dilutive shares outstanding	20,017,456		20,677,210

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Net income (loss)	$6,564,661	$(1,168,795)
Other comprehensive income:
Unrealized gain on marketable securities available-for-sale	207,709	—
Unrealized gain on investment in 3CI	—	139,778
Comprehensive income (loss)	$6,772,370	$(1,029,017)

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,564,661	$(1,168,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	—	1,366
Amortization of debt discount and financing costs	—	985,827
Changes in assets and liabilities:
Trade accounts receivable, net	—	15,542
Notes and other receivables	147,332	(396)
Prepaid expenses and other assets	(14,875)	39,946
Income Tax Payable	271,340
Accounts payable and accrued expenses	(2,258,927)	830,817
Net cash flows provided by (used in) discontinued operations	(13,552,456)	1,247,078
Net cash provided by (used in) operating activities	(8,842,925)	1,951,385

Cash flows from investing activities:
Increase in time deposits	(7,000,000)	—
Decrease in marketable securities held-to-maturity	1,174,674	—
Net cash flows provided by discontinued investing activities	16,228,750	—
Net cash provided by investing activities	10,403,424	—

Cash flows from financing activities:
Redemption of shares held by Laurus	(6,545,340)	—
Proceeds from exercise of warrants and options	29,313	—
Repayments of notes payable	—	(150,000)
Decrease in restricted cash	5,400,000	—
Net cash (used in) financing activities	(1,116,027)	(150,000)
Net increase in cash and cash equivalents	444,472	1,801,385

Cash and cash equivalents at beginning of period	1,264,463	1,003,663
Cash and cash equivalents at end of period	$1,708,935	$2,805,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$140,455
Cash paid for taxes	$90,000	$—

Supplemental disclosure of non-cash financing activities:
Unrealized gain on marketable securities available-for-sale	$207,709	$—

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

We completed the sale of our ATM business on January 3, 2006 and the sale of our Cash Security business on October 2, 2006 as described more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. On October 2, 2006, we became a shell public company and have had substantially no operations since that time.

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position as of December 31, 2006, the statements of operations and comprehensive loss and the statements of cash flows for the three months ended December 31, 2006 and 2005. Although management believes the unaudited interim disclosures in these condensed consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for any quarterly period or for the entire year ending September 30, 2007. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

(2)	Discontinued Operations

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

We classified the ATM business as Assets Held for Sale as of December 31, 2005.

An analysis of the discontinued operations of the ATM business is as follows:

SELECTED OPERATING DATA
(UNAUDITED)

	For The Quarters Ended
	December 31, 2006	December 31, 2005
Net sales	$—	$3,847,874
Cost of sales	—	2,592,268
Gross profit	—	1,255,606
Selling, general and administrative	—	880,941
Depreciation and amortization	—	46,048
Operating income	—	328,617
Non-operating (income) expense	—	—
Net income	$—	$328,617

Sale of Cash Security Business and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.

We classified the Cash Security business as a discontinued operation for the three months ended December 31, 2005.

Pursuant to the Agreement Regarding the NCR Transaction and Other Asset Sales, dated November 26, 2004 (the “Asset Sales Agreement”), by and between the Company and Laurus Master Fund, Ltd. (“Laurus”), the Company agreed to pay to Laurus a portion of the excess net proceeds from the ATM business sale and the Cash Security Business Sale.

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

We and Laurus entered a Stock Redemption Agreement on January 12, 2006 and as subsequently amended. Pursuant to the terms of the Stock Redemption Agreement: we agreed, among other things, (i) to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and not to exercise such warrants prior to the earlier to occur of September 30, 2006 and the date on which the Asset Purchase Agreement is terminated.

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

We classified the Cash Security business as a discontinued operation for the three months ended December 31, 2005. We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	For Three Months Ended
	December 31, 2006	December 31, 2005
Net sales	$—	$4,745,876
Cost of sales	—	2,888,459
Gross profit	—	1,857,417
Selling, general and administrative	—	1,004,460
Depreciation and amortization	—	(7,526)
Operating income	—	860,483
Non-operating expense	—	94
Net income	$—	$860,389

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

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were $0 and $474,830 for the quarter ending December 31, 2006 and 2005 respectfully.

Shipping and Handling Cost

There was no Shipping and handling costs billed to customers during the quarter ended December 31, 2006 and a total of $130,701 for the quarter ended December 31, 2005. We incurred no shipping and handling costs for the quarter ended December 31, 2006 and $132,462 for the quarter ended December 31, 2005. The net expense of $1,761 is included in selling expenses in the accompanying statement of operations for the quarter ended December 31, 2005.

(4)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three months ended December 31,
	2006	2005
Net Income (loss) (numerator for basic earnings per share)	$6,564,661	$(1,168,795)
Weighted average common shares outstanding (denominator for basic earnings per share)	19,847,452	20,667,210
Dilutive shares outstanding	170,004	—
Weighted average common and dilutive shares outstanding (denominator for diluted earnings per share)	20,017,456	20,667,210
Basic earnings per share	$.33	$(0.05)
Diluted earnings per share	$.33	$(0.05)

Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2006, we had no outstanding options, and we had outstanding warrants to purchase 697,500 shares with exercise prices ranging from $.40 to $.68 per share. Included in the computation of diluted EPS for the three months ended December 31, 2006 are options to purchase 623,150 shares to purchase common stock at a weighted average of $1.27 per share. Excluded from the computation of diluted EPS for the three months ended December 31, 2005 were options to purchase 1,092,730 shares to purchase common stock at a weighted average of $1.22 per share. Excluded from computation of diluted EPS for the three months ended December 31, 2005 were 5,890,000 warrants, with a remaining exercise price ranging from $.30 to $.40, as they would also be anti-dilutive.

(5)	Marketable Securities Available- for- Sale

We own 2,022,000 of the common stock of Cashbox plc pursuant to our exercise of the Share Warrant Agreement in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange (the “Exchange”). Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares as of June 30, 2006 and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value during the three months ended December 31, 2006 was excluded from earnings and recorded net of tax as other comprehensive income.

As of December 31, 2006, our common stock in Cashbox plc was recorded at a fair value of $1,059,648. Unrealized gains on these shares of common stock, which were added to stockholders' equity as of December 31, 2006, were $759,648.

As of December 31, 2006 we were restricted from selling any shares until the second anniversary of its admission to the Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

(6)	Status of Company

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Forward-Looking Statements” included in our 2006 Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2006. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

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

At December 31, 2006, we had approximately $12.4 million of cash, cash equivalents, certificates of deposit and marketable securities held-to-maturity.

Results of Operations

Since October 2, 2006, we have had substantially no operations.

Operating Segments

We conducted business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	December 31, 2006	December 31, 2005
ATM Business	$—	$3,847,874
Cash Security Business:
TACC	—	901,104
Sentinel	—	3,361,715
Parts & Other	—	483,057
Total Cash Security Business	$—	$4,745,876

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the sale of our ATM business and our Cash Security business, the results of continuing operations consist of corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,708,935	$1,264,463
Certificate of deposit	7,000,000	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	3,724,575	4,899,249
Marketable securities available-for-sale	1,059,648	851,939
Trade account receivable	—	—
Other receivables	73,357	220,689
Prepaid expenses and other	146,911	132,036
Total current assets	$13,713,426	$12,768,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,952	$221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Income tax payable	271,340	88,584
Other accrued liabilities	52,610	61,610
Total current liabilities	$383,902	$7,771,489

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Quarter Ended December 31,
	2006	2005
Revenues	$—	$—
Selling, general and administrative	376,071	1,374,024
Depreciation and amortization	—	1,366
Operating loss	(376,071)	(1,375,390)
Other income (expense):
Reorganization fee paid to Laurus	(6,508,963)	—
Amortization of debt discount and deferred debt issuance costs	—	(985,827)
Interest income	168,579	—
Gain from CCC bankruptcy settlement	—	180,000
Interest expense, net	—	(176,584)
Total other expense	(6,340,384)	(982,411)
Continuing loss before taxes	(6,716,455)	(2,357,801)
Net loss from continuing operations	$(6,716,455)	$(2,357,801)

Quarter Ended December 31, 2006 Compared with the Quarter Ended December 31, 2005

Selling, general and administrative expenses for the quarter ended December 31, 2006 decreased by approximately $1.0 million due lower professional fees as a result of the sales of the ATM business and the Cash Security business.

Depreciation and amortization for the quarter ended December 31, 2006 and December 31, 2005 was $0 and $1,366, respectively. The decrease was due to the closure of the corporate office on March 31, 2006.

Interest expense was $0 for the quarter ended December 31, 2006 compared with $176,584 for the quarter ended December 31, 2005. The decrease was the result of the repayment of all indebtedness due to Laurus on January 12, 2006.

Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. We recorded a tax provision of $271,340 for the quarter ended December 31, 2006. We had established a valuation allowance for deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods This allowance has been removed due to the net income during the first quarter of 2007.

We recorded a net (loss) from continuing operations of $(6,716,455) and $(2,357,801) for the quarters ended December 31, 2006 and December 31, 2005, respectively.

Discontinued Operations (ATM Business)

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Quarters Ended
	December 31, 2006	December 31, 2005
Net sales	$—	$3,847,874
Cost of sales	—	2,592,268
Gross profit	—	1,255,606
Selling, general and administrative	—	880,941
Depreciation and amortization	—	46,048
Operating loss	—	328,617
Non-operating (income) expense	—	—
Net income (loss)	$—	$328,617

Quarter ended December 31, 2006 compared with Quarter ended December 31, 2005

Net Sales from the ATM business were $0 for the quarter ended December 31, 2006 compared with $3.8 million for the quarter ended December 31, 2005. The decrease was a result of the sale of the ATM business on January 3, 2006.

Gross profit on net sales and profit as a percentage of sales were $0 for the quarter ended December 31, 2006 compared with $1.3 million for the quarter ended December 31, 2005, respectively. The decrease was a result of the sale of the ATM business on January 3, 2006.

Selling, general and administrative expenses for the quarter ended December 31, 2006 were $0 compared with $0.9 million for the same period last year. The decrease was a result of the sale of the ATM business on January 3, 2006.

Depreciation and amortization for the quarter ended December 31, 2006 and December 31, 2005 was $0 and $46,048, respectively. The decrease was a result of the sale of the ATM business on January 3, 2006.

The ATM business recorded a net income of $328,617 for the quarter ended December 31, 2005.

Discontinued Operations (Cash Security Business)

We completed the Cash Security Business Sale on October 2, 2006. We classified the Cash Security business as a discontinued operation for the three months ended December 31, 2005. We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.

An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	—	1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	December 31, 2006	December 31, 2005
Net sales	$—	$4,745,876
Cost of sales	—	2,888,459
Gross profit	—	1,857,417
Selling, general and administrative	—	1,004,460
Depreciation and amortization	—	(7,526)
Operating income	—	860,483
Non-operating expense	—	94
Net income	$—	$860,389

Quarter ended December 31, 2006 compared with Quarter ended December 31, 2005

Net Sales from the Cash Security business were $0 for the quarter ended December 31, 2006, compared to net sales of $4,745,876 for the quarter ended December 31, 2005. The decrease was a result of the Cash Security Business Sale.

Gross profit on product sales for the quarter ended December 31, 2006 was $0 compared to $1.9 million from the quarter ended December 31, 2005. Gross profit as a percentage of sales was 39% for the quarter ended December 31, 2005. The decrease was a result of the Cash Security Business Sale.

Selling, general and administrative expenses for the quarter ended December 31, 2006 was $0 compared with $1,004,460 for this same period last year. The decrease was a result of the Cash Security Business Sale.

Depreciation and amortization for the quarter ended December 31, 2006 and December 31, 2005 was $0 and $(7,526) respectively. The decrease was a result of the Cash Security Business Sale.

Liquidity and Capital Resources

Completion of the Cash Security Business Sale and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.

We classified the Cash Security business as a discontinued operation for the three months ended December 31, 2005.

Pursuant to the Agreement Regarding the NCR Transaction and Other Asset Sales, dated November 26, 2004 (the “Asset Sales Agreement”), by and between the Company and Laurus Master Fund, Ltd. (“Laurus”), the Company agreed to pay to Laurus a portion of the excess net proceeds from the ATM business sale and the Cash Security Business Sale.

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

We and Laurus entered a Stock Redemption Agreement on January 12, 2006 and as subsequently amended. Pursuant to the terms of the Stock Redemption Agreement: (i) we agreed, among other things, to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and not to exercise such warrants prior to the earlier to occur of September 30, 2006 and the date on which the Asset Purchase Agreement is terminated.

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

Cash Flows

Cash used by operations was $8,842,925 for the quarter ended December 31, 2006 compared with cash provided by operations of $1,951,385 for the same period last year.

Working Capital

As of December 31, 2006, we had working capital of $13.6 million compared with working capital of $526,856 at December 31, 2005 due to the completion of the Cash Security Business Sale.

Off-Balance Sheet Transactions

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indebtedness

We had no indebtedness or obligations under operating leases at December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and certificates of deposit and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers and we mitigate default risk by investing in only safe and high-credit quality securities and by monitoring the credit rating of investment issuers.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by Jerrell G. Clay, our Chief Executive Officer and Robert D. Peltier, our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures at December 31, 2006 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are several risks inherent in our business including, but not limited to, the following:

Following the Cash Security Business Sale, the Company has no operations.

Following the consummation of the ATM Business Sale on January 3, 2006 and the closing of the Cash Security Business Sale on October 2, 2006, we have substantially no operations and no employees resulting in a development stage operation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2006, stock options issued pursuant to our 1997 Long-Term Incentive Plan were exercised by three individuals for 27,250 shares of our common stock generating aggregate proceeds of $6,813. During the quarter ended December 31, 2006, warrants were exercised by two holders for 56,825 shares of our common stock generating aggregate proceeds of $22,500.

ITEM 6. EXHIBITS

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

February 14, 2007	/s/ JERRELL G. CLAY
Jerrell G. Clay
Chief Executive Officer

February 14, 2007	/s/ ROBERT D. PELTIER
Robert D. Peltier
Acting Chief Financial Officer