Form 10-Q
period 2007-03-31
SECURE ALLIANCE HOLDINGS CORP
filed 2007-05-21
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock outstanding as of the close of business on May 18, 2007 was 19,441,524.

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,293,958	$1,264,463
Certificate of deposit	7,000,000	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	—	4,899,249
Marketable securities available-for-sale	748,140	851,939
Other receivables	161,867	220,689
Prepaid expenses and other	99,357	132,036
Assets held for sale, net of accumulated depreciation of $0 and $1,353,463, respectively	—	6,312,663
Total current assets	13,303,322	19,081,039

Other assets	6,500	4,000
Total assets	$13,309,822	$19,085,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,589	$221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Other accrued liabilities	69,277	61,610
Income tax payable	266,934	88,584
Liabilities held for sale	—	3,636,369
Total current liabilities	363,800	11,407,858

Commitments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,441,524 shares and 38,677,210 shares, respectively	194,415	386,772
Additional paid-in capital	29,878,727	30,782,187
Accumulated deficit	(17,575,260)	(24,043,717)
Accumulated other comprehensive income	448,140	551,939
Total shareholders’ equity	12,946,022	7,677,181
Total liabilities and shareholders’ equity	$13,309,822	$19,085,039

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Selling, general and administrative	244,850	618,893	620,921	1,992,917
Depreciation and amortization	—	1,312	—	2,678
Operating loss	(244,850)	(620,205)	(620,921)	(1,995,595)

Other income (expense):
Reorganization fee paid to Laurus	—	—	(6,508,963)	—
Interest income	148,646	—	317,225	—
Interest expense	—	(3,033,161)	—	(4,195,572)
Gain on collection of receivable	—	598,496	—	598,496
Gain (loss) on CCC bankruptcy settlement	—	(75,000)	—	105,000
Other	—	(7,455)	—	(7,455)
Total other income (expense)	148,646	(2,517,120)	(6,191,738)	(3,499,531)
Loss from continuing operations	(96,204)	(3,137,325)	(6,812,659)	(5,495,126)

Discontinued operations:
Income (loss) from discontinued operations	—	(38,714)	—	1,150,292
Gain on sale of ATM business	—	3,612,509	—	3,612,509
Gain on sale of Cash Security business, net of taxes of $271,340	—	—	13,281,116	—
Total discontinued operations	—	3,573,795	13,281,116	4,762,801
Net income (loss)	$(96,204)	$436,470	$6,468,457	$(732,325)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.09)	$(0.35)	$(0.19)
Income from discontinued operations	—	0.10	0.67	0.17
Net income (loss)	$(0.01)	$0.01	$0.32	$(0.02)
Weighted average common shares outstanding	19,521,042	36,077,210	19,686,040	28,292,595

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.09)	$(0.35)	$(0.19)
Income from discontinued operations	—	0.10	0.67	0.17
Net income (loss)	$(0.01)	$0.01	$0.32	$(0.02)
Weighted average common and dilutive shares outstanding	19,521,042	36,137,192	19,726,445	28,292,595

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Income (loss)	$(96,204)	$436,470	$6,468,457	$(732,325)
Other comprehensive income (loss):
Unrealized loss on marketable securities available-for-sale	(311,508)	—	(103,799)	—
Unrealized gain (loss) on investment in 3CI	—	(48,922)	—	90,855
Comprehensive income (loss)	$(407,712)	$387,548	$6,364,658	$(641,470)

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$6,468,457	$(732,325)
Amortization of stock options issued to officers	10,210	—
Expense related to issuance of stock pursuant to consulting agreement	10,000	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	2,678
Amortization of debt discount and financing costs	—	4,078,738
Gain on sale of ATM business	—	(3,612,509)
Loss on disposal of fixed assets	—	7,455
Changes in assets and liabilities:
Trade accounts receivable, net	—	250,000
Notes and other receivables	58,822	(4,548)
Prepaid expenses and other assets	30,179	(216,625)
Income taxes payable	178,350	—
Accounts payable and accrued liabilities	(2,186,039)	(449,672)
Net cash flows used in discontinued operations	(13,552,456)	(746,337)
Net cash used in operating activities	(8,982,477)	(1,423,145)

Cash flows from continuing investing activities:
Increase in time deposits	(7,000,000)	—
Decrease in marketable securities held-to-maturity	4,899,249	—
Proceeds from sale of ATM business	—	10,440,000
Net cash flows provided by discontinued investing activities	16,228,750	—
Net cash provided by investing activities	14,127,999	10,440,000

Cash flows from continuing financing activities:
Redemption of shares held by Laurus	(6,545,340)	—
Proceeds from exercise of warrants and options	29,313	—
Repayments of notes payable	—	(2,767,988)
Borrowings on revolver	—	1,204,391
Payments on revolver	—	(1,204,391)
Change in restricted cash	5,400,000	(5,400,000)
Net cash flows provided by discontinued financing activities	—	—
Net cash used in financing activities	(1,116,027)	(8,167,988)
Net increase in cash and cash equivalents	4,029,495	848,867

Cash and cash equivalents at beginning of period	1,264,463	1,003,663
Cash and cash equivalents at end of period	$5,293,958	$1,852,530

Supplemental disclosure of cash flow information:
Cash paid for interest	—	$371,492
Cash paid for taxes	$90,000	$—
Supplemental disclosure of non-cash investing activities:
Conversion of debt into common stock held for redemption	$—	$5,400,000
Unrealized loss on marketable securities available-for-sale	$(103,799)	$—
Unrealized gain on 3CI investment	$—	$90,855

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

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

We completed the sale of our ATM business on January 3, 2006 and the sale of our Cash Security business on October 2, 2006 as described more fully in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. On October 2, 2006, we became a shell public company and have had substantially no operations since that time. It is the present intention of the Company to review its financial position and consider all available alternatives including without limitation the acquisition of a new business or alternatively, the possible dissolution of the Company and liquidation of its assets, the discharge of any remaining liabilities, and the eventual distribution of the remaining assets to shareholders. As management currently does not expect to liquidate the Company, we have classified the Company as a development stage company.

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2007, the statements of operations and comprehensive loss and the statements of cash flows for the three and six months ended March 31, 2007 and 2006. Although management believes the unaudited interim disclosures in these condensed consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for any quarterly period or for the entire year ending September 30, 2007. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Securities held-to-maturity and securities available-for-sale

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

Sale of ATM Business

On February 19, 2005, the Company and its wholly-owned subsidiary, Secure Alliance, L.P., entered into an Asset Purchase Agreement with NCR EasyPoint, a wholly owned subsidiary of NCR Corporation, for the sale of our ATM business.

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

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Sales	$—	$—	$—	$3,847,874
Cost of sales	—	—	—	2,592,268
Gross Profit	—	—	—	1,255,606
Selling, general and administrative	—	—	—	880,941
Depreciation and amortization	—	—	—	46,048
Operating income	—	—	—	328,617
Non-operating income	—	—	—	—
Net income	$—	$—	$—	$328,617

Sale of Cash Security Business and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006. In October 2006, we recorded a gain on the sale of the Cash Security business of $13,281,116, which is net of taxes of $271,340.

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

On October 2, 2006, following the foregoing payments to Laurus pursuant to the terms of the Laurus Termination Agreement and the Stock Redemption Agreement, no further fees remained payable by the Company to Laurus and, to our knowledge, Laurus does not own any shares of the Company.

We classified the Cash Security business as a discontinued operation for the three months and six months ended March 31, 2006. We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	March 31, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Sales	$—	$2,983,867	$—	$7,729,743
Cost of sales	—	1,939,014	—	4,827,473
Gross Profit	—	1,044,853	—	2,902,270
Selling, general and administrative	—	1,070,305	—	2,074,765
Depreciation and amortization	—	12,239	—	4,713
Operating income	—	(37,691)	—	822,792
Non-operating income (expense)	—	(1,023)	—	(1,117)
Net income (loss)	$—	$(38,714)	$—	$821,675

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

Warranties

Certain products were sold under warranty against defects in materials and workmanship for a period of one to two years. A provision for estimated warranty costs is included in accrued liabilities and is charged to operations at the time of sale.

Accounts Receivable

We had significant investments in billed receivables as of September 30, 2006. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs charged to expense were $0 and $229,000 for the quarters ended March 31, 2007 and 2006, respectively.

Shipping and Handling Cost

There were no Shipping and handling costs billed to customers during the quarter ended March 31, 2007 and a total of $73,174 for the quarter ended March 31, 2006. We incurred no shipping and handling costs for the quarter ended March 31, 2007 and $77,478 for the quarter ended March 31, 2006. The net expense of $0 and $4,304 is included in selling expenses in the accompanying statement of operations for the quarters ended March 31, 2007 and 2006, respectively.

(4)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income (loss) from continuing operations	$(96,204)	$(3,137,325)	$(6,812,659)	$(5,495,126)
Net income (loss) from discontinued operations	—	3,573,795	13,281,116	4,762,801
Net income (loss)	$(96,204)	$436,470	$6,468,457	$(732,325)
Weighted average common shares outstanding (denominator for basic earnings per share)	19,521,042	36,077,210	19,686,040	28,292,595
Dilutive shares outstanding	—	59,982	40,405	—
Weighted average common and dilutive shares outstanding	19,521,042	36,137,192	19,726,445	28,292,595
Basic earnings per share :
From continuing operations	$(0.01)	$(0.09)	$(0.35)	$(0.19)
From discontinued operations	$—	$0.10	$0.67	$0.17
Diluted earnings per share:
From continuing operations	$(0.01)	$(0.09)	$(0.35)	$(0.19)
From discontinued operations	$—	$0.10	$0.67	$0.17

Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2007, we had outstanding options to purchase 1,900,000 shares, of which none were exercisable, and we had outstanding warrants to purchase 697,500 shares at exercise prices ranging from $0.40 to $0.68 per share.

Excluded from the computation of diluted EPS for the three months ended March 31, 2007 were options to purchase 1,900,000 shares to purchase common stock at a weighted average price of $0.62 per share and warrants to purchase 697,500 shares at exercise prices ranging from $0.40 to $0.68 as they would be anti-dilutive. Excluded from the computation of diluted EPS for the six months ended March 31, 2007 were options to purchase 1,900,000 shares of common stock at a weighted average price of $0.62 per share and warrants to purchase 500,000 shares of common stock at an exercise price of $0.68, as they would be anti-dilutive. Include in the computation of diluted EPS for the six months ended March 31, 2007 are 197,500 warrants to purchase shares of common stock at an exercise price of $0.40.

As of March 31, 2006, we had outstanding options covering an aggregate of 1,092,730 shares of common stock, of which 706,800 shares were exercisable. We also had outstanding warrants covering an aggregate of 5,890,000 shares of common stock. Included in the computation of diluted EPS for the three months ended March 31, 2006 are options to purchase 363,810 shares of common stock at a weighted average price of $0.25 per share and excluded from the computation are options to purchase 728,920 shares of common stock as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three months ended March 31, 2006 are warrants covering an aggregate of 5,890,000 shares of common stock with exercise prices ranging from $.30 to $.40 as they would be anti-dilutive. Excluded from the computation of diluted EPS for the six months ended March 31, 2006 are options to purchase 1,092,730 shares to purchase common stock with a weighted average price of $1.20 per share and outstanding warrants covering an aggregate of 5,890,000 shares of common stock with exercise prices ranging from $.30 to $.40 as they would be anti-dilutive.

(5)	Marketable Securities Available- for- Sale

We owned 2,022,000 shares of the common stock of Cashbox plc pursuant to our exercise of the Share Warrant Agreement in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange (the “Exchange”). Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares as of June 30, 2006 and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value during the three months and six months ended March 31, 2007 was excluded from earnings and recorded net of tax as other comprehensive income.

At March 31, 2007, our common stock in Cashbox plc was recorded at a fair value of $748,140. Unrealized losses on these shares of common stock were added to shareholders’ equity and were $(311,508) and $(103,799) for the three months and six months ended March 31, 2007, respectively.

As of March 31, 2007, we were restricted from selling any shares until the second anniversary of its admission to the Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

(6)	Stock-Based Compensation

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

The statement allows companies to adopt its provisions using either of the following transition alternatives:

▪
The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

▪
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

We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting has not materially impacted our financial position. We applied the fair-value criteria established by SFAS No. 123(R) to stock option grants which was a decrease to net income of approximately $10,210 for the three months and six months ended March 31, 2007.

We recognize expense related to stock options and other types of equity-based compensation and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

Common Stock Options recently issued:
	Options	Expiration Date	Exercise Price	Relative Fair Value (1)
Jerrell G. Clay (1)	950,000	03/21/2017	0.62	$543,472
Stephen P. Griggs (1)	950,000	03/21/2017	0.62	543,472
Outstanding options as of March 31, 2007	1,900,000			$1,086,944

Value calculated using Black-Scholes:
	Stock Price At Issuance	Expected Term	Volatility	Risk Free Rate
(1) Variables	$0.62	3 years	198%	7.5%

Employee Stock Option Plan

We adopted a Long-Term Incentive Plan in 1997 (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of our common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. Under the 1997 Plan, there were 648,150 options outstanding and 1,310,800 shares available for grant at September 30, 2006. During the six months ended March 31, 2007, 620,900 options were canceled, 27,250 options were exercised and 1,900,000 options were granted leaving 28,450 shares available for stock option grants as of March 31, 2007. The fair value of the 1,900,000 options granted during the quarter ended March 31, 2007 was $0.57 per share.

Combined stock option activity during the six months ended March 31, 2007 was as follows:
	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2006	648,150	$1.24
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance at December 31, 2006	648,150	1.24
Granted	1,900,000	0.62
Exercised	(27,250)	0.25
Canceled	(620,900)	1.28
Balance at March 31, 2007	1,900,000	0.62

(7)	Status of Company

It is the present intention of the Company to review its financial position and consider all available alternatives including without limitation the acquisition of a new business or alternatively, the possible dissolution of the Company and liquidation of its assets, the discharge of any remaining liabilities, and the eventual distribution of the remaining assets to shareholders. Although management currently does not expect to liquidate the Company, if it later determines that liquidation is in the best interest of shareholders, such action will require the approval of the holders of a majority of the Company’s then outstanding shares of common stock. If liquidation does occur there can be no assurances as to the amount of liquidation proceeds that might eventually be distributed to shareholders.

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

At March 31, 2007, we had approximately $12.3 million of cash, cash equivalents and certificates of deposit.

Results of Operations

Since October 2, 2006, we have had substantially no operations.

Operating Segments

We conducted business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

ATM Business	$—	$—	—	$3,847,874
Cash Security Business:
TACC	—	979,589	—	1,880,693
Sentinel	—	1,639,283	—	5,000,998
Parts & Other	—	364,995	—	848,052
Total Cash Security Business	$—	$2,983,867	—	$7,729,743

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the sale of our ATM business and our Cash Security business, the results of continuing operations consist of corporate overhead.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	March 31, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,293,958	$1,264,463
Certificate of deposit	7,000,000	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	—	4,899,249
Marketable securities available-for-sale	748,140	851,939
Other receivables	161,867	220,689
Prepaid expenses and other	99,357	132,036
Total current assets	13,303,322	12,768,376
Other assets	6,500	4,000
Total assets	$13,309,822	$12,772,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,589	221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Income tax payable	266,934	88,584
Other accrued liabilities	69,277	61,610
Total current liabilities	$363,800	$7,771,489

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Selling, general and administrative	244,850	618,893	620,921	1,992,917
Depreciation and amortization	—	1,312	—	2,678
Operating loss	(244,850)	(620,205)	(620,921)	(1,995,595)

Other income (expense):
Reorganization fee paid to Laurus	—	—	(6,508,963)	—
Interest income	148,646	—	317,225	—
Interest expense, net	—	(3,033,161)	—	(4,195,572)
Gain on collection of receivable	—	598,496	—	598,496
Gain (loss) on CCC bankruptcy settlement	—	(75,000)	—	105,000
Other	—	(7,455)	—	(7,455)
Total other income (expense)	148,646	(2,517,120)	(6,191,738)	(3,499,531)
Loss from continuing operations	(96,204)	(3,137,325)	(6,812,659)	(5,495,126)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	$(96,204)	$(3,137,325)	$(6,812,659)	$(5,495,126)

Quarter Ended March 31, 2007 Compared with the Quarter Ended March 31, 2006

Selling, general and administrative expenses for the quarter ended March 31, 2007 deceased by $0.4 million due to lower professional fees as a result of the sale of both the ATM business and the Cash Security business.

Depreciation and amortization for the quarter ended March 31, 2007 and March 31, 2006 were $0 and $1,312, respectively. The decrease was due to the closure of the corporate office on March 31, 2006.

Interest expense was $0 for the quarter ended March 31, 2007 compared with $3.0 million for the quarter ended March 31, 2006. The decrease was the result of the repayment of all indebtedness due to Laurus on January 12, 2006.

Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. We had established a valuation allowance for deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $0.1 million and $3.1 million for the quarters ended March 31, 2007 and March 31, 2006, respectively.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Selling, general and administrative expense for the six months ended March 31, 2007 were $0.6 million compared with $2.0 million for the six months ended March 31, 2006. This decrease is primarily related to lower professional fees as a result of the sale of both the ATM business and the Cash Security business.

Depreciation and amortization for the six months ended March 31, 2007 and 2006 were $0 and $2,678, respectively. The decrease was due to the closure of the corporate office on March 31, 2006.

Interest expense was $0 for the six months ended March 31, 2007 and $4.2 million for the six months ended March 31, 2006. The net interest expense for the six months ended March 31, 2006 included three months of amortization related to debt discount and other deferred debt issuance costs in the amount of $985,827, and a one-time charge in January 2006 of approximately $3.1 million of debt discount and deferred debt issuance costs as a result of the early extinguishment of the Laurus debt.

Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $(6.8) million and $(5.5) million for the six months ended March 31, 2007 and 2006, respectively. The significant change in net loss is primarily a result of the $6.5 million reorganization fee paid to Laurus partially offset by interest expense of $4.2 million recorded for the six months ended March 31, 2006

Discontinued Operations (ATM Business)

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Sales	$—	$—	$—	$3,847,874
Cost of sales	—	—	—	2,592,268
Gross Profit	—	—	—	1,255,606
Selling, general and administrative	—	—	—	880,941
Depreciation and amortization	—	—	—	46,048
Operating income	—	—	—	328,617
Non-operating income	—	—	—	—
Net income	$—	—	$—	$328,617

There were no operations from the ATM business during the quarters ended March 31, 2007 and 2006 due to the sale of the ATM business on January 3, 2006; however $3,612,509 was recognized as a gain on sale of the ATM business during the quarter ended March 31, 2006.

Discontinued Operations (Cash Security Business)

We completed the Cash Security Business Sale on October 2, 2006. We classified the Cash Security business as a discontinued operation for the three months and six months ended March 31, 2006. We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	March 31, 2007	September 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Sales	$—	$2,983,867	$—	$7,729,743
Cost of sales	—	1,939,014	—	4,827,473
Gross Profit	—	1,044,853	—	2,902,270
Selling, general and administrative	—	1,070,305	—	2,074,765
Depreciation and amortization	—	12,239	—	4,713
Operating income	—	(37,691)	—	822,792
Non-operating income (expense)	—	(1,023)	—	(1,117)
Net income (loss)	$—	$(38,714)	$—	$821,675

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Net Sales from the Cash Security business were $0 for the quarter ended March 31, 2007 and $3.0 million for the quarter ended March 31, 2006. The decrease is a result of the completion of the Cash Security Business Sale.

Gross profit on product sales for the quarter ended March 31, 2007 was $0 compared with $1.0 million from the quarter ended March 31, 2006. Gross profit as a percentage of sales was 35% for the quarter ended March 31, 2006. The decrease in gross profit is due to the completion of the Cash Security business sale.

Selling, general and administrative expense for the quarter ended March 31, 2007 were $0 compared with $1,070,305 for this same period last year. The decrease is due to the completion of the Cash Security Business Sale.

Depreciation and amortization for the quarter ended March 31, 2007 and March 31, 2006 was $0 and $12,239, respectively. The decrease is due to the completion of the Cash Security Business Sale.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Net Sales from the Cash Security business were $0 for the six months ended March 31, 2007 compared with net sales of $7.7 million in the same period of the prior year. This decrease is due to the completion of the Cash Security Business Sale.

Gross profit on product sales for the six months ended March 31, 2007 was $0 compared with $2.9 million during the same period of the prior year. The decrease is due to the completion of the Cash Security Business Sale.

Selling, general and administrative expenses were $0 and $2.1 million for the six months ended March 31, 2007 and 2006, respectively. This decrease is due to the completion of the Cash Security Business Sale.

Depreciation and amortization for the six months ended March 31, 2007 and 2006 were $0 and $4,713, respectively. This decrease is due to the completion of the Cash Security Business Sale.

Liquidity and Capital Resources

Completion of the Cash Security Business Sale and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved Cash Security Business Sale. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, the buyer, Sentinel Operating L.P., paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006. In October 2006, we recorded a gain on the sale of the Cash Security business of $13,281,116, which is net of taxes of $271,340.

We classified the Cash Security business as a discontinued operation for the three months and six months ended March 31, 2006.

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

On October 2, 2006, following the foregoing payments to Laurus pursuant to the terms of the Laurus Termination Agreement and the Stock Redemption Agreement, no further fees remained payable by the Company to Laurus and, to our knowledge, Laurus does not own any shares of the Company.

Cash Flows

Cash used in operations was $(9.0) million for the six months ended March 31, 2007 compared with cash used in operations of $(1.4) million for the same period last year.

Working Capital

As of March 31, 2007, we had working capital of $12.9 million compared with working capital of $0.9 million at March 31, 2006 due to the completion of the Cash Security Business Sale.

Off-Balance Sheet Transactions

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indebtedness

We had no indebtedness or obligations under operating leases at March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and certificates of deposit and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers and we mitigate default risk by investing in only safe and high-credit quality securities and by monitoring the credit rating of investment issuers.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by Jerrell G. Clay, our Chief Executive Officer, and Stephen P. Griggs, our President and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our President and Chief Operating Officer concluded that our disclosure controls and procedures at March 31, 2007 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our President and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during three and six months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Secure Alliance Holdings Corporation and Secure Alliance, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division (the “CSS Lawsuit”). CSS alleges that the Sentinel product sold by Secure Alliance, L.P. infringes on one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Secure Alliance Holdings Corporation was released from this lawsuit, but Secure Alliance, L.P. remained a defendant.

As part of the Cash Security Business Sale, the buyer of the Cash Security business, Sentinel Operating, L.P., agreed to undertake and have the sole right to direct on behalf of itself and us, the defense of the CSS Lawsuit, with counsel of its choice, provided that in the event we incur any adverse consequences in connection with the CSS Lawsuit subsequent to the Cash Security Business Sale, then Sentinel Operating, L.P. will indemnify us from and against the entirety of any such adverse consequences to the extent they are incurred as a result of the breach of the Cash Security Asset Purchase Agreement or our negligent action or inaction.

On March 31, 2007, CSS, Secure Alliance Holdings Corporation, Secure Alliance, L.P. and our predecessor, Tidel Engineering, L.P., entered into a settlement and mutual release agreement whereby the parties jointly moved to dismiss all claims and counterclaims in the CSS Lawsuit. The parties agreed to pay no monetary settlement and each bear its own legal costs and expenses. Pursuant to the settlement, we and our predecessor agreed not to make, use, sell or offer for sale any safe that infringes upon the ‘281 patent during the period of time the ‘281 patent is valid; however, we and our predecessor may challenge, contest, or raise as a defense the validity of the ‘281 patent if CSS or any other party files a claim against us asserting infringement of the ‘281 patent.

On April 16, 2007, Fire King International, LLC (“Fire King”) filed a lawsuit against Corporate Safe Specialists, Inc., Tidel Technologies, Inc. and Tidel Engineering, LP. The lawsuit, Civil Action No. 03-07CV0655-G, was filed in the United States District Court of the Northern District of Texas, Dallas Division. Fire King alleges that the Sentinel product previously sold by the Company’s predecessor infringes on one or more patent claims found in Fire King patent U.S. Patent No. 7,063,252 (the ‘252 patent). Fire King seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Secure Alliance Holdings Corporation believes that this suit is without merit and intends to defend itself vigorously.

ITEM 1A. RISK FACTORS

There are several risks inherent in our business including, but not limited to, the following:

Following the Cash Security Business Sale, we have no operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007, we issued 21,739 shares of our restricted common stock with a value of $10,000 to a company pursuant to a consulting agreement.

During the quarter ended December 31, 2006, stock options issued pursuant to our 1997 Long-Term Incentive Plan were exercised by three individuals for 27,250 shares of our common stock generating aggregate proceeds of $6,813. During the quarter ended December 31, 2006, warrants were exercised by two holders for 56,825 shares of our common stock generating aggregate proceeds of $22,500.

On March 21, 2007, the Company awarded Messrs. Griggs and Clay each 950,000 stock options to purchase our common stock at an exercise price of $0.62 per share pursuant to the Company's 1997 Long-Term Incentive Plan. Of this award, 34% of the options vest on the first anniversary of the date of the grant, 33% of the options vest on the second anniversary of the date of the grant and the remaining 33% of the options vest on the third anniversary of the date of the grant. In addition, 100% of the options vest upon a change of control.

ITEM 5. OTHER INFORMATION

On April 20, 2007, Robert D. Peltier and Leonard L. Carr submitted their resignations as Acting Chief Financial Officer and Secretary, respectively, effective immediately. The Company accepted both resignations.

On April 20, 2007, the board of directors unanimously approved the appointment of Stephen P. Griggs as the Company’s Principal Financial Officer and Secretary in addition to his existing positions of President and Chief Operating Officer.

ITEM 6. EXHIBITS

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

May 21, 2007	/s/ JERRELL G. CLAY
Jerrell G. Clay
Chief Executive Officer

May 21, 2007	/s/ STEPHEN P. GRIGGS
Stephen P. Griggs
Principal Financial Officer