Form 10-Q
period 2007-06-30
SECURE ALLIANCE HOLDINGS CORP
filed 2007-08-14
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock outstanding as of the close of business on August 3, 2007 was 19,441,524.

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,162,564	$1,264,463
Certificates of deposit	11,177,567	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	—	4,899,249
Marketable securities available-for-sale	707,700	851,939
Interest and other receivables	116,036	220,689
Prepaid expenses and other assets	48,970	132,036
Assets held for sale, net of accumulated depreciation of $0 and $1,353,463, respectively	—	6,312,663
Total current assets	13,212,837	19,081,039

Other assets	21,500	4,000
Total assets	$13,234,337	$19,085,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,483	$221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Other accrued liabilities	—	61,610
Income tax payable	266,934	88,584
Liabilities held for sale	—	3,636,369
Total current liabilities	328,417	11,407,858

Commitments and contingencies
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,441,524 shares and 38,677,210 shares, respectively	194,415	386,772
Additional paid-in capital	29,948,226	30,782,187
Accumulated deficit	(17,644,421)	(24,043,717)
Accumulated other comprehensive income	407,700	551,939
Total shareholders’ equity	12,905,920	7,677,181
Total liabilities and shareholders’ equity	$13,234,337	$19,085,039

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Selling, general and administrative	288,932	662,730	909,853	2,655,647
Depreciation and amortization	—	—	—	2,678
Operating loss	(288,932)	(662,730)	(909,853)	(2,658,325)

Other income (expense):
Reorganization fee paid to Laurus	—	—	(6,508,963)	—
Gain on disposal of investment in 3CI pursuant to
class-action settlement	—	4,210,577	—	4,210,577
Interest income	167,161	21,960	484,386	140,891
Interest expense	—	—	—	(4,314,503)
Gain on collection of receivable	—	—	—	598,496
Gain on CCC bankruptcy settlement	—	—	—	105,000
Other	—	—	—	(7,455)
Total other income (expense)	167,161	4,232,537	(6,024,577)	733,006
Income (loss) from continuing operations	(121,771)	3,569,807	(6,934,430)	(1,925,319)

Discontinued operations:
Income from discontinued operations	—	683,119	—	1,833,411
Gain (loss) on sale of ATM business	—	(76,403)	—	3,536,106
Gain on sale of Cash Security business, net of taxes of $271,340	52,610	—	13,333,726	—
Total discontinued operations	52,610	606,716	13,333,726	5,369,517
Net income (loss)	$(69,161)	$4,176,523	$6,399,296	$3,444,198

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.09	$(0.35)	$(0.06)
Income from discontinued operations	—	0.02	0.68	0.17
Net income (loss)	$(0.01)	$0.11	$0.33	$0.11
Weighted average common shares outstanding	19,441,524	38,677,210	19,604,535	31,754,133

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.09	$(0.35)	$(0.06)
Income from discontinued operations	—	0.02	0.68	0.17
Net income (loss)	$(0.01)	$0.11	$0.33	$(0.11)
Weighted average common and dilutive shares outstanding	19,441,524	38,710,044	19,673,148	31,786,967

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net Income (loss)	$(69,161)	$4,176,523	$6,399,296	$3,444,198
Other comprehensive income (loss):
Unrealized loss on marketable securities available-for-sale	(40,440)	581,414	(144,239)	581,414
Unrealized gain on investment in 3CI	—	—	—	90,855
Comprehensive income (loss)	$(109,601)	$4,757,937	$6,255,057	$4,116,467

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,399,296	$3,444,198
Amortization of stock options issued to officers	79,709	—
Expense related to issuance of stock pursuant to consulting agreement	10,000	—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	2,678
Amortization of debt discount and financing costs	—	4,078,738
Gain on disposal of investment in 3CI pursuant to class-action settlement	—	(4,210,577)
Loss on disposal of fixed assets	—	7,455
Changes in assets and liabilities:
Trade accounts receivable, net	—	250,000
Interest and other receivables	104,653	(925)
Prepaid expenses and other assets	65,566	128,521
Income taxes payable	178,350	—
Accounts payable and accrued liabilities	(2,221,422)	(246,393)
Net cash flows used in discontinued operations	(13,552,456)	(5,329,076)
Net cash used in operating activities	(8,936,304)	(1,875,381)

Cash flows from continuing investing activities:
Increase in time deposits	(11,177,567)	—
Decrease in marketable securities held-to-maturity	4,899,249	—
Proceeds from class-action settlement on investment in 3CI	—	4,489,963
Net cash flows provided by discontinued investing activities	16,228,750	10,440,000
Net cash provided by investing activities	9,950,432	14,929,963

Cash flows from continuing financing activities:
Redemption of shares held by Laurus	(6,545,340)	—
Proceeds from exercise of warrants and options	29,313	—
Repayments of notes payable	—	(2,767,988)
Borrowings on revolver	—	1,204,391
Payments on revolver	—	(1,204,391)
Change in restricted cash	5,400,000	(5,400,000)
Net cash flows provided by discontinued financing activities	—	—
Net cash used in financing activities	(1,116,027)	(8,167,988)
Net change in cash and cash equivalents	(101,899)	4,886,594

Cash and cash equivalents at beginning of period	1,264,463	1,003,663
Cash and cash equivalents at end of period	$1,162,564	$5,890,257

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$371,492
Cash paid for taxes	$94,402	$—

Supplemental disclosure of non-cash investing activities:
Conversion of debt into common stock held for redemption	$—	$5,400,000
Unrealized (gain) loss on marketable securities available-for-sale	$(144,239)	$581,414
Unrealized gain on 3CI investment	$—	$90,855
Forgiveness of trade receivable in exchange for investment in available-for-sale securities	$—	$300,000

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION
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

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, assuming we continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited condensed interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2007, the statements of operations and comprehensive income (loss) and the statements of cash flows for the nine months ended June 30, 2007 and 2006. Although management believes the unaudited interim disclosures in these condensed interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”). The unaudited results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for any quarterly period or for the entire year ending September 30, 2007. The unaudited interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Securities held-to-maturity and securities available-for-sale

Securities held-to-maturity are carried at amortized cost. Securities are designated as held-to-maturity only if the Company has the positive intent and ability to hold these securities to maturity. Securities available-for-sale are carried at fair value with the resulting unrealized gains or losses recorded in equity, net of tax. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

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

Sale of Cash Security Business and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006. During the nine months ended June 30, 2007, we recorded a gain on the sale of the Cash Security business of $13,333,726, which is net of taxes of $271,340.

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

Following the Cash Security Business Sale, on October 2, 2006, the Company applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,799) from the ATM business sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by the Company of 19,251,000 shares of Company common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, the Company received $6,781,246 in net proceeds from the Cash Security Business Sale.

On October 2, 2006, following the foregoing payments to Laurus pursuant to the terms of the Laurus Termination Agreement and the Stock Redemption Agreement, no further fees remained payable by the Company to Laurus and, to our knowledge, Laurus does not own any shares of the Company.

We classified the Cash Security business as a discontinued operation for the three months and nine months ended June 30, 2006. We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$—	$4,256,773	$—	$11,986,516
Cost of sales	—	2,464,820	—	7,292,293
Gross Profit	—	1,791,953	—	4,694,223
Selling, general and administrative	—	1,084,417	—	3,159,182
Depreciation and amortization	—	23,972	—	28,685
Operating income	—	683,564	—	1,506,356
Non-operating expense	—	(445)	—	(1,562)
Net income	$—	$683,119	$—	$1,504,794

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs charged to expense were $0 and $239,642 for the quarters ended June 30, 2007 and 2006, respectively.

Shipping and Handling Costs

There were no Shipping and handling costs billed to customers during the quarter ended June 30, 2007 and a total of $107,070 for the quarter ended June 30, 2006. We incurred no shipping and handling costs for the quarter ended June 30, 2007 and $118,324 for the quarter ended June 30, 2006. The net expense of $0 and $11,254 is included in selling expenses in the accompanying statement of operations for the quarters ended June 30, 2007 and 2006, respectively.

(4)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(121,771)	$3,569,807	$(6,934,430)	$(1,925,319)
Income from discontinued operations	52,610	606,716	13,333,726	5,369,517
Net income (loss)	$(69,161)	$4,176,523	$6,399,296	$3,444,198
Weighted average common shares outstanding (denominator for basic earnings per share)	19,441,524	38,677,210	19,604,535	31,754,133
Dilutive shares outstanding	—	32,834	68,613	32,834
Weighted average common and dilutive shares outstanding	19,441,524	38,710,044	19,673,148	31,786,967
Basic earnings per share :
From continuing operations	$(0.01)	$0.09	$(0.35)	$(0.06)
From discontinued operations	$—	$0.02	$0.68	$0.17
Diluted earnings per share:
From continuing operations	$(0.01)	$0.09	$(0.35)	$(0.06)
From discontinued operations	$—	$0.02	$0.68	$0.17

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

As of June 30, 2007, we had outstanding options to purchase 1,900,000 shares, of which none were exercisable, and we had outstanding warrants to purchase 697,500 shares at exercise prices ranging from $0.40 to $0.68 per share.  Excluded from the computation of diluted EPS for the three months ended June 30, 2007 were warrants to purchase 500,000 shares at an exercise price of $0.68 per share as they would be anti-dilutive. Excluded from the computation of diluted EPS for the nine months ended June 30, 2007 were options to purchase 1,900,000 shares of common stock at a weighted average price of $0.62 per share, options to purchase 620,900 shares of common stock at a weighted average price of $1.28 per share and warrants to purchase 500,000 shares of common stock at an exercise price of $0.68, as they would be anti-dilutive. Included in the computation of diluted EPS for the nine months ended June 30, 2007 are options to purchase 27,250 shares at an exercise price of $0.25 per share, warrants to purchase 50,000 shares of common stock at an exercise price of $0.45, and warrants to purchase 197,500 shares of common stock at an exercise price of $0.40.

As of June 30, 2006, we had outstanding options covering an aggregate of 648,150 shares of common stock, of which 424,000 shares were exercisable. We also had outstanding warrants covering an aggregate of 5,890,000 shares of common stock. Included in the computation of diluted EPS for the three months ended June 30, 2006 are options to purchase 199,150 shares of common stock at a weighted average price of $0.25 per share and excluded from the computation are options to purchase 449,000 shares of common stock as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three months ended June 30, 2006 are warrants covering an aggregate of 5,890,000 shares of common stock with exercise prices ranging from $.30 to $.40 as they would be anti-dilutive. Excluded from the computation of diluted EPS for the nine months ended June 30, 2006 are options to purchase 199,150 shares of common stock with a weighted average price of $0.25 per share and outstanding warrants covering an aggregate of 5,890,000 shares of common stock with exercise prices ranging from $.30 to $.40 as they would be anti-dilutive.

(5)	Marketable Securities Available- for- Sale

We owned 2,022,000 shares of the common stock of Cashbox plc pursuant to our exercise of the Share Warrant Agreement in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange (the “Exchange”). Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares as of June 30, 2007 and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value during the three months and nine months ended June 30, 2007 was excluded from earnings and recorded net of tax as other comprehensive income.

At June 30, 2007, our common stock in Cashbox plc was recorded at a fair value of $707,700. Unrealized losses on these shares of common stock were added to shareholders’ equity and were $(40,440) and $(144,239) for the three months and nine months ended June 30, 2007, respectively.

As of June 30, 2007, we were restricted from selling any shares until the second anniversary of its admission to the Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

(6)	Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

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

We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting has not materially impacted our financial position. We applied the fair-value criteria established by SFAS No. 123(R) to stock option grants which was a decrease to net income of approximately $69,499 and $79,709 for the three months and nine months ended June 30, 2007.  The total unrecognized compensation cost for unvested stock options outstanding at June 30, 2007 is $966,176.  Approximately $30,000 per month will be recognized over the subsequent thirty-two months, resulting in an expense period of three years.

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

Common Stock Options issued during the nine months ended June 30, 2007:

	Options	Expiration Date	Exercise Price	Relative Fair Value (1)
Jerrell G. Clay (1)	950,000	03/21/2017	0.62	$543,472
Stephen P. Griggs (1)	950,000	03/21/2017	0.62	543,472
Outstanding options as of June 30, 2007	1,900,000			$1,086,944

Value calculated using Black-Scholes:
	Stock Price At Issuance	Expected Term	Volatility	Risk Free Rate
(1) Variables	$0.62	3 years	198%	7.5%

Employee Stock Option Plan

We adopted a Long-Term Incentive Plan in 1997 (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of our common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over four-year periods and expire no later than 10 years from the date of grant. Under the 1997 Plan, there were 648,150 options outstanding and 1,310,800 shares available for grant at September 30, 2006. During the nine months ended June 30, 2007, 620,900 options were canceled, 27,250 options were exercised and 1,900,000 options were granted leaving 28,450 shares available for stock option grants as of June 30, 2007. The fair value of the 1,900,000 options granted during the nine months ended June 30, 2007 was $0.57 per share.

Combined stock option activity during the nine months ended June 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2006	648,150	$1.24
Granted	1,900,000	0.62
Exercised	(27,250)	0.25
Canceled	(620,900)	1.28
Balance at June 30, 2007	1,900,000	0.62

(7)	Status of Company

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Forward-Looking Statements” included in our 2006 Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2006. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

On October 2, 2006 we completed the Cash Security Business Sale. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the buyer, Sentinel Operating, L.P. assuming certain potential liability in connection with ongoing litigation and less a working capital deficit adjustment of $1,629,968, which resulted in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to us at closing. We applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,799) from the ATM business sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by us of 19,251,000 shares of our common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, we received $6,781,245 in net proceeds from the Cash Security Business Sale.

At June 30, 2007, we had approximately $12.3 million of cash, cash equivalents and certificates of deposit.

Results of Operations

Since October 2, 2006, we have had substantially no operations.

Operating Segments

We conducted business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

ATM Business	$—	$—	—	$3,847,874
Cash Security Business:
TACC	—	1,204,971	—	3,085,663
Sentinel	—	2,755,547	—	7,759,810
Parts & Other	—	296,255	—	1,141,043
Total Cash Security Business	$—	$4,256,773	—	$11,986,516

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the sale of our ATM business and our Cash Security business, the results of continuing operations consist of corporate overhead.  An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,162,564	$1,264,463
Certificates of deposit	11,177,567	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	—	4,899,249
Marketable securities available-for-sale	707,700	851,939
Other receivables	116,036	220,689
Prepaid expenses and other	48,970	132,036
Total current assets	13,212,837	12,768,376
Other assets	21,500	4,000
Total assets	$13,234,337	$12,772,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,483	221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Income tax payable	266,934	88,584
Other accrued liabilities	—	61,610
Total current liabilities	$328,417	$7,771,489

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Selling, general and administrative	288,932	662,730	909,853	2,655,647
Depreciation and amortization	—	—	—	2,678
Operating loss	(288,932)	(662,730)	(909,853)	(2,658,325)

Other income (expense):
Reorganization fee paid to Laurus	—	—	(6,508,963)	—
Interest income	167,161	21,960	484,386	140,891
Interest expense, net	—	—	—	(4,314,503)
Gain on investment in 3CI	—	4,210,577	—	4,210,577
Gain on collection of receivable	—	—	—	598,496
Gain on CCC bankruptcy settlement	—	—	—	105,000
Other	—	—	—	(7,455)
Total other income (expense)	167,161	4,232,537	(6,024,577)	733,006
Income (loss) from continuing operations	$(121,771)	$3,569,807	$(6,934,430)	$(1,925,319)

Quarter Ended June 30, 2007 Compared with the Quarter Ended June 30, 2006

Selling, general and administrative expenses for the quarter ended June 30, 2007 deceased by $0.4 million due to lower professional fees as a result of the sale of both the ATM business and the Cash Security business.

Depreciation and amortization expense for the quarters ended June 30, 2007 and 2006 was $0. This was due to the closure of the corporate office on March 31, 2006.

Interest income increased by $0.1 million from the quarter ended June 30, 2007 to the quarter ended June 30, 2007.  The increase was due to higher levels of interest earned on surplus cash as a result of the ATM business sale.

Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. We had established a valuation allowance for deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $0.1 million and $3.6 million for the quarters ended June 30, 2007 and 2006, respectively.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

Selling, general and administrative expense for the nine months ended June 30, 2007 were $0.9 million compared with $2.7 million for the nine months ended June 30, 2006. This decrease is primarily related to lower professional fees as a result of the sale of both the ATM business and the Cash Security business.

Depreciation and amortization for the nine months ended June 30, 2007 and 2006 were $0 and $2,678, respectively. The decrease was due to the closure of the corporate office on March 31, 2006.

Interest expense was $0 for the nine months ended June 30, 2007 and $4.2 million for the nine months ended June 30, 2006.  Interest expense for the nine months ended June 30, 2006 included three months of amortization related to debt discount and other deferred debt issuance costs in the amount of $985,827, and a one-time charge in January 2006 of approximately $3.1 million of debt discount and deferred debt issuance costs as a result of the early extinguishment of the Laurus debt.

Income tax expense (benefit). In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $(6.9) million and $(1.9) million for the nine months ended June 30, 2007 and 2006, respectively. The significant change in net loss is primarily a result of the $6.5 million reorganization fee paid to Laurus partially offset by interest income of $0.5 million during the nine months ended June 30, 2007.

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

There were no operations from the ATM business during the quarters ended June 30, 2007 and 2006 due to the sale of the ATM business on January 3, 2006; however $3,536,105 was recognized as a gain on sale of the ATM business during the nine months ended June 30, 2006.

Discontinued Operations (Cash Security Business)

We completed the Cash Security Business Sale on October 2, 2006. We classified the Cash Security business as a discontinued operation for the three months and nine months ended June 30, 2006. We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.  An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	June 30, 2007	September 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$—	$4,256,773	$—	$11,986,516
Cost of sales	—	2,464,820	—	7,292,291
Gross Profit	—	1,791,953	—	4,694,225
Selling, general and administrative	—	1,084,417	—	3,159,185
Depreciation and amortization	—	23,972	—	28,685
Operating income	—	683,564	—	1,506,355
Non-operating expense	—	(445)	—	(1,561)
Net income	$—	$683,119	$—	$1,504,794

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006

Net Sales from the Cash Security business were $0 for the quarter ended June 30, 2007 and $4.3 million for the quarter ended June 30, 2006. The decrease is a result of the completion of the Cash Security Business Sale.

Gross profit on product sales for the quarter ended June 30, 2007 was $0 compared with $1.8 million for the quarter ended June 30, 2006. Gross profit as a percentage of sales was 42% for the quarter ended June 30, 2006. The decrease in gross profit is due to the completion of the Cash Security business sale.

Selling, general and administrative expenses were $0 for the quarter ended June 30, 2007 compared with $1.1 million for the same period of the prior year. The decrease is due to the completion of the Cash Security Business Sale.

Depreciation and amortization expense for the quarters ended June 30, 2007 and June 30, 2006 was $0 and $23,972, respectively. The decrease is due to the completion of the Cash Security Business Sale.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

Net Sales from the Cash Security business were $0 for the nine months ended June 30, 2007 compared with net sales of $12.0 million in the same period of the prior year. This decrease is due to the completion of the Cash Security Business Sale.

Gross profit on product sales was $0 for the nine months ended June 30, 2007 compared with $4.7 million during the same period of the prior year. The decrease is due to the completion of the Cash Security Business Sale.  Gross profit as a percentage of sales was 39% for the nine months ended June 30, 2006.

Selling, general and administrative expenses were $0 and $3.2 million for the nine months ended June 30, 2007 and 2006, respectively. This decrease is due to the completion of the Cash Security Business Sale.

Depreciation and amortization for the nine months ended June 30, 2007 and 2006 were $0 and $28,685, respectively. This decrease is due to the completion of the Cash Security Business Sale.

Liquidity and Capital Resources

Completion of the Cash Security Business Sale and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved Cash Security Business Sale. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, the buyer, Sentinel Operating L.P., paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006. During the nine months ended June 30, 2006, we recorded a gain on the sale of the Cash Security business of $13,333,726, which is net of taxes of $271,340.

We classified the Cash Security business as a discontinued operation for the three months and nine months ended June 30, 2006.

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

Following the Cash Security Business Sale, on October 2, 2006, the Company applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,799) from the ATM business sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by the Company of 19,251,000 shares of Company common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, the Company received $6,781,246 in net proceeds from the Cash Security Business Sale.

On October 2, 2006, following the foregoing payments to Laurus pursuant to the terms of the Laurus Termination Agreement and the Stock Redemption Agreement, no further fees remained payable by the Company to Laurus and, to our knowledge, Laurus does not own any shares of the Company.

Cash Flows

Cash used in operations was $(8.9) million for the nine months ended June 30, 2007 compared with cash used in operations of $(1.9) million for the same period last year.

Working Capital

As of June 30, 2007, we had working capital of $12.9 million compared with working capital of $6.3 million at June 30, 2006.  The increase was due to the completion of the Cash Security Business Sale.

Off-Balance Sheet Transactions

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indebtedness

We had no indebtedness or obligations under operating leases at June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and certificates of deposit and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers and we mitigate default risk by investing in only safe and high-credit quality securities and by monitoring the credit rating of investment issuers.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation was performed by Jerrell G. Clay, our Chief Executive Officer, and Stephen P. Griggs, our President, Chief Operating Officer, and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our President, Chief Operating Officer and Principal Financial Officer concluded that our disclosure controls and procedures at June 30, 2007 were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timeframe specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our President, Chief Operating Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during three and nine months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 9, 2005, Corporate Safe Specialists, Inc. (“CSS”) filed a lawsuit against Secure Alliance Holdings Corporation and our wholly owned subsidiary, Secure Alliance, L.P. The lawsuit, Civil Action No. 02-C-3421, was filed in the United States District Court of the Northern District of Illinois, Eastern Division (the “CSS Lawsuit”). CSS alleges that the Sentinel product sold by Secure Alliance, L.P. infringes on one or more patent claims found in CSS patent U.S. Patent No. 6,885,281 (the ‘281 patent). CSS seeks injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs. Secure Alliance Holdings Corporation was released from this lawsuit, but Secure Alliance, L.P. remained a defendant.

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

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

August 14, 2007	/s/ JERRELL G. CLAY
Jerrell G. Clay
Chief Executive Officer

August 14, 2007	/s/ STEPHEN P. GRIGGS
Stephen P. Griggs
Principal Financial Officer