Form 10-K
period 2007-09-30
SECURE ALLIANCE HOLDINGS CORP
filed 2008-01-14
CIK 842695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file Number 000-17288
SECURE ALLIANCE HOLDINGS CORPORATION
(formerly known as Tidel Technologies, Inc.)

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Northwest Central Drive, Suite 350	77092
Houston, Texas	(Zip Code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *	Accelerated filer *	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒ No  *

The aggregate market value of the 19,260,119 shares of common stock held by non-affiliates of the registrant based on the closing sale price on December 31, 2007 of $0.62 was $11,941,274. The number of shares of common stock outstanding as of the close of business on December 31, 2007 was 19,441,524.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SECURE ALLIANCE HOLDINGS CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

Secure Alliance Holdings Corporation (the “Company,” “we,” “us,” or “our”) is a Delaware corporation which, through its wholly-owned subsidiaries, developed, manufactured, sold and supported automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products).  On October 3, 2006 the Company changed its name from Tidel Technologies, Inc. to Secure Alliance Holdings Corporation.

We completed the sale of our ATM business on January 3, 2006 and the sale of our Cash Security business on October 2, 2006 as described more fully below.  On October 2, 2006, we became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity.

Before the sale of our Cash Security and ATM businesses, we were primarily engaged in the development, manufacturing, sale and support of ATM products and the Cash Security products, which were designed for the management of cash within various specialty retail markets.

Following the sale of our Cash Security and ATM businesses, we have had substantially no operations.

Subsequent events

On December 6, 2007, we entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) by and among Sequoia Media Group, LC, a private Utah limited liability company (“Sequoia”), the Company and SMG Utah, LC, a Utah limited liability company and wholly owned subsidiary of the Company (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into Sequoia (the “Merger”), with Sequoia continuing as the surviving entity in the Merger and each issued and outstanding Sequoia equity interest will automatically be converted into the right to receive 0.5806419 shares of the Company’s common stock, calculated after a 1 for 3 reverse stock split of the Company’s common stock contemplated to be effected prior to the Merger.  Immediately following the Merger, the members of Sequoia, in aggregate, will own approximately 80% of the equity interests in the Company and the stockholders of the Company will own the remaining approximately 20% equity interests in the combined company.

In addition, pursuant to a Loan and Security Agreement (“Loan Agreement”) entered into between the Company and Sequoia on December 6, 2007, the Company has agreed to extend up to $2.5 million in secured financing to Sequoia.  Under the terms of the Loan Agreement, Sequoia has agreed to pay interest on the loan at a rate per annum equal to 10%.  Interest on the loan is payable on the scheduled maturity date, December 31, 2008.  In addition, if the loan obligations have not been paid in full on or prior to the scheduled maturity date, a monthly fee equal to 10% of the outstanding loan obligations is payable to the Company by Sequoia on the last day of each calendar month for which the loan obligations remain outstanding.

In addition, prior to the effectiveness of the Merger, the Company proposes to (i) form a wholly owned subsidiary, and (ii) contribute to such subsidiary approximately $2.2 million in cash, 2,022,000 shares of Cashbox, a publicly listed UK company, and amounts receivable under certain promissory notes not associated with the Sequoia transaction.  The common stock of such subsidiary will be distributed, to the Company stockholders as of a date prior to the Merger, at such time as the distribution can be effected in compliance with applicable law, whether pursuant to an effective registration statement or a valid exemption from registration.

Our Board of Directors approved the Merger Agreement and the foregoing transactions at a special meeting on November 29, 2007.  The Merger is subject to stockholder approval and other customary conditions and is expected to be completed during the first quarter of 2008. If the Company terminates the Merger Agreement before the consummation of the Merger in connection with the Company’s acceptance of a superior proposal, the Company has agreed to pay Sequoia a termination fee of $1,000,000 in cash under certain circumstances. At closing of the Merger, outstanding stock options granted to our executive officers, Jerrell G. Clay and Stephen P. Griggs, to purchase an aggregate 1,900,000 shares of our common stock at exercise prices of $0.62 per share will fully vest and become immediately exercisable.

Sequoia is committed to revolutionizing the way life events and memories are shared and treasured through personal digital expressions.  Sequoia developed aVinci Experience products to simplify and automate the process of creating professional-quality multi-media productions using personal photos and videos.  The patented technology provides complete, refined products, including DVD’s, photo books and posters.  aVinci distributes products through leading retailers, photo websites and image service providers.

(b)	Financial Information about Operating Segments

Since October 2, 2006, we have had substantially no operations.  Prior to October 2, 2006, we conducted business within one operating segment, principally in the United States.

(c)	Narrative Description of Business

Sale of Cash Security Business

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Asset Purchase Agreement for the Cash Security Business Sale provided for a cash purchase price of $15,500,000, less $100,000 as consideration for Sentinel Operating, L.P. assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006. During the year ended September 30, 2007, we recorded a gain on the sale of the Cash Security business of $13,605,066.

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

On January 3, 2006, we completed the ATM Business Sale for a purchase price was $10,440,000 of which $8,200,000 was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus and the remaining $2,240,000 was paid to the Company. This transaction resulted in a book gain of $3,536,105.

Agreements with Laurus

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

Customers

We had no operations or customers during the fiscal year ended September 30, 2007. Only one customer accounted for more than 10% of net sales for the fiscal years ended 2006 and 2005.

Compliance with Federal, State and Local Environmental Laws

Compliance with federal, state and local environmental protection laws had no material effect upon our capital expenditures, earnings or competitive position for the years ended September 30, 2007, 2006 and 2005.

Employees

At September 30, 2007, we had two employees, which have served as executive officers since October 3, 2006.  Following the sale of our Cash Security business on October 2, 2006, we had no employees.  At September 30, 2006, we had 57 employees, which consisted of employees of the Cash Security business that became employees of the buyer following the closing of the Cash Security Business Sale on October 2, 2006.  At September 30, 2005, we employed approximately 107 people. On January 3, 2006, 56 employees associated with our ATM Business became employees of NCR EasyPoint following the closing of the ATM Business Sale.

(d)	Financial Information about Geographic Areas

We had substantially no operations during the fiscal year 2007.  The vast majority of our sales in fiscal 2006 and 2005 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 7% and 14% in the fiscal years ended September 30, 2006 and 2005, respectively.

Substantially all of our assets were located within the United States during fiscal years 2007, 2006 and 2005.

ITEM 1A.	RISK FACTORS

There are several risks inherent in our business including, but not limited to, the following:

Risks Relating to Our Business

Following the Cash Security Business Sale, we have no operations.

Following the closing of the Cash Security Business Sale on October 2, 2006, we have substantially no operations and only two employees resulting in a development stage operation.

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

Risks Relating to the Merger and Related Transactions

There is no assurance that the Merger will be consummated.

Consummation of the Merger is subject to a number of conditions including, without limitation, its approval by the holders of a majority of shares of our common stock.  There is no assurance that the Merger will receive requisite stockholder approval.  Should we fail to obtain requisite stockholder approval we will be unable to consummate the Merger.

Consummation of the Merger will result in a change of control and a fundamental change to our operations.

The Merger will result in a change of control of the Company.  In addition, following the Merger we will no longer be a shell company but will instead be an operating company and will be subject to any risks associated with Sequoia’s business.

The Merger will result in substantial dilution of the ownership interest of current stockholders.

Immediately following the Merger, our stockholders will own approximately 20% of the Company’s outstanding common stock on a nondiluted basis.  This represents substantial dilution of the ownership interest of current stockholders.

Failure to complete the Merger could cause our stock price to decline and could harm our future business and operations.

The Merger Agreement contains conditions that we must meet in order to consummate the Merger.  In addition, the Merger Agreement may be terminated by either us or Sequoia under certain circumstances.  If the Merger is not completed for any reason, we may be subject to a number of risks, including the following:

•	depending on the reasons for termination, we may be required to pay a termination fee of $1,000,000 to Sequoia if we have selected a superior proposal;
•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and
•	many costs related to the Merger such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the Merger is completed;

The reverse stock split may not increase the market price of our common stock by a multiple we expect.

While we expect that the reverse stock split to be effected prior to the Merger will result in an increase in the market price of our common stock, there can be no assurance that the reverse stock split will increase the market price of our common stock by a multiple equal to the exchange number or result in the permanent increase in the market price (which is dependent on many factors, including our performance and prospects).  Also, should the market price of our common stock decline, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would pertain in the absence of a reverse stock split.

The reverse stock split may increase our number of odd lot stockholders.

The reverse stock split to be effected prior to the Merger may increase the number of our stockholders who own odd lots (owners of less than 100 shares).  Stockholders who hold odd lots typically will experience an increase in the cost of selling their shares as well as possible greater difficulty in effecting such sales.

ITEM 2.	PROPERTIES

At September 30, 2007, we had no owned or leased real property.  At September 30, 2006, the Cash Security business had a leased warehouse facility occupying approximately 50,000 square feet at 2025 W. Beltline Road, Suite 114 Carrollton, Texas 75006.  On October 2, 2006, this lease was transferred to the buyer at the closing of the Cash Security Business Sale.

At September 30, 2007, we owned no tangible property and equipment.  At September 30, 2006 and 2005, we owned tangible property and equipment with a cost basis of approximately $1.4 million and $5.5 million, respectively, which included assets held for sale from discontinued operations.

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

On March 31, 2007, CSS, Secure Alliance Holdings Corporation and Secure Alliance, L.P. (formerly known as Tidel Engineering, L.P.) entered into a settlement and mutual release agreement whereby the parties jointly moved to dismiss all claims and counterclaims in the CSS Lawsuit. The parties agreed to pay no monetary settlement and each bear its own legal costs and expenses. Pursuant to the settlement, we agreed not to make, use, sell or offer for sale any safe that infringes upon the ‘281 patent during the period of time the ‘281 patent is valid; however, we and our predecessor may challenge, contest, or raise as a defense the validity of the ‘281 patent if CSS or any other party files a claim against us asserting infringement of the ‘281 patent.

On April 16, 2007, Fire King International, LLC (“Fire King”) filed a lawsuit against Corporate Safe Specialists, Inc., Tidel Technologies, Inc. and Tidel Engineering, LP. The lawsuit, Civil Action No. 03-07CV0655-G, was filed in the United States District Court of the Northern District of Texas, Dallas Division. Fire King alleges that the Sentinel product previously sold by the Company’s predecessor infringes on one or more patent claims found in Fire King patent U.S. Patent No. 7,063,252 (the ‘252 patent). Fire King sought injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs.

On September 14, 2007, Fire King, Secure Alliance Holdings Corporation and Secure Alliance L.P. (formerly known as Tidel Engineering, L.P.) entered into a confidential settlement and mutual release agreement whereby the parties jointly moved to dismiss all claims in the Fire King lawsuit. In connection therewith, we paid an undisclosed amount to Fire King to settle a disputed claim and admitted no liability or wrongdoing.  The court has dismissed Fire King’s claims against the Company with prejudice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded over-the-counter on the Pink Sheets under the symbol “SAHC” since June 19, 2007.  From March 26, 2003 to June 18, 2007, our common stock traded over-the-counter on the Pink Sheets under the symbol “ATMS”.  From February 1998 to March 25, 2003, our common stock traded on the NASDAQ stock market under the symbol “ATMS”.  The following table sets forth the quarterly high and low bid information for our common stock for the three-year period ended September 30, 2007:

	2007		2006		2005
Fiscal Quarter Ended:	High	Low	High	Low	High	Low
December 31,	$0.48	$0.35	$.40	$.22	$.72	$.45
March 31,	0.67	0.46	.37	.23	.47	.14
June 30,	0.96	0.62	.35	.27	.36	.12
September 30,	0.90	0.71	.42	.31	.50	.27
Fiscal Year	0.96	0.35	.42	.22	.72	.12

Holders

As of September 30, 2007, there were approximately 975 holders of record of our common stock.

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

The following table provides information regarding common stock authorized for issuance under our compensation plans as of September 30, 2007:

Equity Compensation Plan Information
As of September 30, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,900,000	$0.62	32,950
Equity compensation plans not approved by security holders	—	—	—
Total	1,900,000	$0.62	32,950

Recent Sales of Unregistered Securities

At September 30, 2007, we had outstanding warrants to purchase 697,500 shares of common stock that expire at various dates through November 2010. The warrants had exercise prices ranging from $0.40 to $0.68 per share and, if exercised, would generate proceeds to us of approximately $419,000.

The following sales of unregistered securities were sold by the Company during the three years ended September 30, 2007 in reliance on the exemptions from registration contained in Section 4(2) and Regulation D promulgated under the Securities Act of 1933:

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

In connection with the Cash Security Business Sale and pursuant to the terms of the Exercise and Conversion Agreement we entered into with Laurus on January 12, 2006, Laurus converted $5,400,000 in aggregate principal amount of convertible Company debt it held into 18,000,000 shares of our common stock.

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

The Consolidated Financial Statements for 2003 through 2007 were audited by Hein & Associates LLP.

	Years Ended September 30,
SELECTED STATEMENT OF OPERATIONS DATA:(1)	2007	2006	2005	2004	2003
Net income (loss) (2)	$6,268	$4,862	$(3,286)	$11,318	$(9,237)
Net income (loss) per share:
Basic	0.33	0.15	(0.16)	0.65	(0.53)
Diluted	0.32	0.15	(0.16)	0.37	(0.53)

	As of September 30,
SELECTED BALANCE SHEET DATA: (1)	2007	2006	2005	2004	2003
Current assets	$12,769	$19,081	$16,908	$10,129	$11,773
Current liabilities	141	11,408	13,177	8,190	32,109
Working capital (deficit)	12,628	7,673	3,731	1,939	(20,336)
Total assets	12,773	19,085	17,537	10,778	14,430
Total short-term notes payable and long-term debt, net of debt discount	—	—	4,421	175	2,279
Shareholders’ equity (deficit)	12,632	7,677	2,263	2,588	(17,679)

(1)	All amounts are in thousands, except per share dollar amounts.
(2)	Income tax expense (benefit) was $75,808, $159,546, $0, $(81,229) and $0, for the years ended September 30, 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	General

On January 3, 2006, we completed the ATM Business Sale. The total purchase price was $10,440,000 of which $8,200,000 was funded into a collateral account for the benefit of Laurus to be applied towards the repayment of our outstanding obligations due Laurus. See “Liquidity and Capital Resources” under this item for a detailed discussion of these financing transactions with Laurus.

On October 2, 2006 we completed the Cash Security Business Sale pursuant to the Cash Security Asset Purchase Agreement. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the buyer, Sentinel Operating, L.P. assuming certain potential liability in connection with ongoing litigation and less a working capital deficit adjustment of $1,629,968, which resulted in a net purchase price of $13,770,032. In addition, Sentinel Operating, L.P. paid a cash adjustment of $2,458,718 to us at closing. We applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,798) from the ATM Business Sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by us of 19,251,000 shares of our common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, we received $6,781,245 in net proceeds from the Cash Security Business Sale.

Upon closing of the Cash Security Business Sale, we had cash, cash equivalents and marketable securities held-to-maturity of approximately $12.9 million, or approximately $0.66 per share based upon 19,426,210 shares outstanding.  Since October 2, 2006, we have had substantially no operations.

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

(b)	Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the timing of the ultimate payment to a taxing authority. We will adopt FIN 48 as of October 1, 2007 and are in the process of finalizing the effect FIN 48 will have on our financial statements. Under the guidance of FIN 48, management estimates that our income tax reserve may increase to approximately $2.3 million, which is subject to revision when management completes an analysis of the impact of FIN 48.  Upon completion of such analysis, it is possible that this difference will be recorded in retained earnings as a cumulative effect adjustment during the quarter ended December 31, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS 159 will be effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2007, the FASB issued SFAS No. 141(R), Business Combination and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARBNo. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on of after December 15, 2008.  FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  Management is currently evaluating the requirements of FAS 141(R) and FAS 160 but does not expect them to have a material effect on the Company’s consolidated financial position or results of operation.

(c)	Results of Operations

Operating Segments

Since October 2, 2006, we have had substantially no operations.  Prior to October 2, 2006, we conducted business within one operating segment, principally in the United States.

Product Net Sales for ATM Business and Cash Security Business

A breakdown of net sales by individual product line is provided in the following table:

	(dollars in thousands)
	2007	2006	2005
ATM Business	$—	$3,848	$15,498
Cash Security Business:
TACC	—	4,219	5,269
Sentinel	—	10,342	12,468
Parts & Other	—	1,519	1,696
Total Cash Security Business	—	16,080	19,433
Total	$—	$19,928	$34,931

Gross Profit, Operating Expenses and Non-Operating Items

Continuing Operations

Due to the requirement to classify our only two product lines as discontinued operations, the results of continuing operations consist primarily of the corporate overhead and debt-related costs.

An analysis of continuing operations and assets and liabilities is provided in the following tables:

CONTINUING OPERATIONS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$882,116	$1,264,463
Certificates of deposits	11,177,567	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	—	4,899,249
Marketable securities available-for-sale	505,500	851,939
Trade account receivable	—	—
Notes and other receivables	204,113	220,689
Prepaid expenses and other	—	132,036
Total current assets	12,769,296	12,768,376

Other assets	4,000	4,000
Total assets	$12,773,296	$12,772,376
LIABILITIES
Current Liabilities:
Accounts payable	—	221,295
Accrued interest payable	—	2,000,000
Shares to be redeemed	—	5,400,000
Other accrued liabilities	141,401	150,194
Total liabilities	$141,401	$7,771,489

CONTINUING OPERATIONS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2007	2006	2005
Revenues	$—	$—	$—
Selling, general and administrative	1,333,467	3,065,064	1,805,484
Depreciation and amortization	—	2,678	4,977
Operating loss	(1,333,467)	(3,067,742)	(1,810,461)

Other income (expense):
Reorganization fee paid to Laurus	(6,508,963)	—	—
Gain on investment in 3CI	—	5,380,121	—
Gain on collection of account receivable	—	598,496	—
Loss on disposal of fixed assets	—	(7,455)	—
Recovery from CCC bankruptcy	—	105,000	—
Amortization of debt discount and deferred financing costs	—	(4,078,738)	(3,816,178)
Interest income	580,861	392,564
Interest expense	—	(235,765)	(2,732,891)
Total other income expense	(5,928,102)	2,154,223	(6,549,069)
Loss before income tax expense	(7,261,569)	(913,519)	(8,359,530)
Income tax expense	75,808	159,546	—
Loss from continuing operations	$(7,337,377)	$(1,073,065)	$(8,359,530)

Year Ended September 30, 2007 Compared with the Year Ended September 30, 2006

Selling, general and administrative expenses for the year ended September 30, 2007 were $1,333,467, which is a decrease of approximately 56% from the year ended September 30, 2006. The decrease is primarily due to lower professional fees as a result of the sale of both the ATM business and the Cash Security business.

Depreciation and amortization for the year ended September 30, 2007 and 2006 was $0 and $2,678, respectively.  We closed our corporate office on March 31, 2006.

Interest expense was $0 for the year ended September 30, 2007 compared with $4,314,503 for the year ended September 30, 2006. Interest expense for the fiscal year ended September 30, 2006 included three months of amortization related to debt discount and other deferred debt issuance costs in the amount of $985,827, and a one-time charge in January 2006 of approximately $3.1 million of debt discount and deferred debt issuance costs as a result of the early extinguishment of the Laurus debt.

Income tax expense (benefit)related to alternative minimum tax of $75,808 and $159,546 incurred during fiscal years ended September 30, 2007 and 2006, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will be realized. We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a loss from continuing operations of $(7,337,377) and $(1,073,065) for the years ended September 30, 2007 and 2006, respectively.  The significant change in the loss is primarily a result of the $6.5 million charge for the reorganization fee paid to Laurus partially offset by interest income of $0.6 million during the fiscal year ended September 30, 2007.

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

Interest expense was $4,314,503 for the year ended September 30, 2006 compared with $6,549,069 for the year ended September 30, 2005. The decrease is a result of the payoff of Laurus debt with the proceeds from the sale of the ATM Business in January 2006.

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

We recorded a net loss from continuing operations of $(1,073,065) and $(8,359,530) for the years ended September 30, 2006 and 2005, respectively.  The improvement was principally a result of gains in 2006 from the disposal of the investment in 3CI common stock, collection of an account receivable and the recovery from the CCC bankruptcy.

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

On January 3, 2006, we completed the ATM Business Sale for a purchase price was $10,440,000 of which $8,200,000 was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus and the remaining $2,240,000 was paid to the Company. This sale resulted in a book gain of $3,536,105.

The ATM products are low-cost, cash-dispensing automated teller machines that are primarily designed for the off-premise, or non-bank, markets.  An analysis of the discontinued operations of the ATM Business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2007	2006	2005
Net sales	$—	$3,847,874	$15,497,834
Cost of sales	—	2,592,268	9,508,120
Gross profit	—	1,255,606	5,989,714
Selling, general and administrative	—	880,941	4,768,880
Depreciation and amortization	—	46,048	255,967
Operating income	—	328,617	964,867
Non-operating expense	—	—	—
Net income	$—	$328,617	$964,867

Year ended September 30, 2007 Compared with Year Ended September 30, 2006

There were no operations from the ATM business during the fiscal year ended September 30, 2007.  The sale of the ATM business was completed on January 3, 2006 and $3,536,105 was recognized as a gain on sale of the ATM business during the fiscal year ended September 30, 2006.

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

Discontinued Operations (Cash Security Business)

We completed the Cash Security Business Sale on October 2, 2006. We classified the Cash Security Business as Assets Held for Sale as of September 30, 2006. An analysis of the discontinued operations of the Cash Security Business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	—	1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2007	2006	2005
Net sales	$—	$16,080,069	$19,435,222
Cost of sales	—	9,476,386	10,870,947
Gross profit	—	6,603,683	8,564,275
Selling, general and administrative	—	4,541,774	4,449,550
Depreciation and amortization	—	—	29,868
Operating income (loss)	—	2,061,907	4,084,857
Non-operating expense	—	(8,529)	(23,884)
Net income (loss)	$—	$2,070,436	$4,108,741

Year ended September 30, 2007 Compared with Year Ended September 30, 2006

Net Sales from the Cash Security business were $0 for the year ended September 30, 2007 and $16.1 million for the year ended September 30, 2006. This decrease is due to the completion of the Cash Security Business Sale on October 2, 2006.

Gross profit on product sales for the year ended September 30, 2007 were $0 compared with $6.6 million for the year ended September 30, 2006. The decrease is due to the completion of the Cash Security Business Sale. Gross profit as a percentage of sales was 41% for the year ended September 30, 2006.

Selling, general and administrative expenses for the years ended September 30, 2007 and 2006 was $0 and $4.5 million, respectively.

Depreciation and amortization for the years ended September 30, 2007 and 2006 was $0 and $0, respectively.

Year ended September 30, 2006 Compared with Year Ended September 30, 2005

Net Sales from the Cash Security business were $16.1 million for the year ended September 30, 2006, representing a decrease of $3.4 million from net sales of $19.4 million for the year ended September 30, 2005. This decrease was primarily a result of decreased sales to a major convenience store operator.

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

Our liquidity was negatively impacted by our inability to collect outstanding receivables from certain customers, and under-absorbed fixed costs associated with the low utilization of our production facilities and reduced sales of our products resulting from general difficulties in the ATM market. In order to meet our liquidity needs during the past four years, we incurred a substantial amount of debt.

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

We completed the Cash Security Business Sale on October 2, 2006 pursuant to the Cash Security Asset Purchase Agreement. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Sentinel Operating, L.P., as buyer, assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, the buyer paid a cash adjustment of $2,458,718 to the Company at closing. The Company applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,798 from the ATM Business Sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by the Company of 19,251,000 shares of Company common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, the Company received $6,781,246 in net proceeds from the Cash Security Business Sale.

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

	(dollars in 000’s)
	2007	2006	2005
Cash	$882	$6,164	$1,004
Restricted cash	—	5,400	—
Working capital	12,628	7,673	3,731
Total assets	12,773	19,085	17,537
Shareholders’ equity	12,632	7,677	2,263

Cash Flows

Cash used in operations was $(707,789), $(2,771,470) and $(462,324) for 2007, 2006 and 2005, respectively.  The cash used in operations was primarily attributable to operating losses, the increase in trade accounts receivable and the delays in collection of these receivables.

Working Capital

As of September 30, 2007, we had a working capital of $12,627,895, compared with a working capital of $7,673,181 at September 30, 2006. The increase was due to the completion of the Cash Security Business Sale on October 2, 2006.

Indebtedness

Agreements with Laurus

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

Marketable Securities Available- for- Sale

We own 2,022,000 of the common stock of Cashbox plc pursuant to our exercise of a warrant in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange. Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value was excluded from earnings and recorded net of tax as other comprehensive income.

As of September 30, 2007 and 2006, our common stock in Cashbox plc was recorded at a fair value of $505,500 and $851,939, respectively. Unrealized gains on these shares of common stock, which were added to other comprehensive income as a component of stockholders' equity as of September 30, 2007 and 2006, were $205,500 and $551,939, respectively.

As of September 30, 2007 we were restricted from selling any shares until the second anniversary of its admission to the London Stock Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

Off-Balance Sheet Transactions

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Indebtedness

We had no indebtedness or obligations under operating leases at September 30, 2007.

Research and Development Expenditures

The Company had no research and development expenditures in fiscal 2007.  Our research and development expenditures for fiscal 2006 and 2005 were approximately $1,229,617 and $2,060,071, respectively. The majority of these expenditures were applicable to enhancements of existing product lines and the development of new technology to facilitate the dispensing of cash and cash-value products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2007, our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and certificates of deposit and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers and we mitigate default risk by investing in only safe and high-credit quality securities and by monitoring the credit rating of investment issuers.

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

Our consolidated financial statements, notes thereto and supplementary data appear in this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2005, we engaged Hein & Associates LLP (“Hein”) to serve as our independent registered public accounting firm and dismissed KPMG LLP (“KPMG”). The change in independent registered public accounting firms was approved by the Audit Committee of our Board of Directors and reported on a Current Report on Form 8-K, dated March 24, 2005. KPMG audited our financial statements for the fiscal year ended September 30, 2002 and for all the prior years, and Hein audited our financial statements as of and for the fiscal years ended September 30, 2007, 2006, 2005 and 2004.

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

(a)	Evaluation of Disclosure Controls and Procedures

Jerrell G. Clay, our Chief Executive Officer and Stephen P. Griggs, our Principal Financial Officer, have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, with a company have been detected. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our Chief Executive Officer and our Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of September 30, 2007.

(b)	Changes in Internal Controls

In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to date of the evaluation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	The Company’s Officers	Director Since
Jerrell G. Clay (1)	66	Chief Executive Officer	1990
Stephen P. Griggs (2)	50	President, Chief Operating Officer, Principal Financial Officer, and Secretary	2002

(1)	Jerrell G. Clay was appointed Chief Executive Officer of the Company effective October 3, 2006.
(2)	Stephen P. Griggs was appointed President and Chief Operating Officer of the Company effective October 3, 2006. Mr. Griggs was appointed Principal Financial Officer and Secretary on April 20, 2007.

(a)	Business Background

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

STEPHEN P. GRIGGS has served as a Director since June 2002, as President and Chief Operating Officer since October 3, 2006, and as Principal Financial Officer and Secretary since April 20, 2007. Mr. Griggs has been primarily engaged in managing his personal investments since 2000. From 1988 to 2000, Mr. Griggs held various positions, including President and Chief Operating Officer, with RoTech Medical Corporation, a NASDAQ-traded company. He holds a Bachelor of Science degree in Business Management from East Tennessee State University and a Bachelor of Science degree in Accounting from the University of Central Florida. Mr. Griggs was appointed to the Board of Directors during 2002 to fill the vacancy created by the mid-term resignation of a former director.

The Company had a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, and the financial reporting processes.  On August 26, 2005, Mr. Raymond P. Landry, director, resigned from the Audit Committee and Mr. Griggs was appointed as Chairman of the Audit Committee, and the Board of Directors determined that Mr. Griggs is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.  On September 30, 2005, the Audit Committee consisted of Messrs. Griggs, and Clay.  During the 2007, 2006 and 2005 fiscal years, the Audit Committee held four, three and six meetings, respectively. Each member of the Audit Committee was an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. (“NASD”) as of September 30, 2006. Effective October 3, 2006, Messrs. Griggs and Clay were appointed executive officers of the Company and were no longer considered “independent directors".

The Compensation Committee consists of Messrs. Clay and Griggs and is responsible for reviewing the performance and development of management in achieving corporate goals and objectives and ensuring that the Company’s senior executives are compensated effectively in a manner consistent with the Company’s strategy, competitive practice, and the requirements of the appropriate regulatory bodies. Toward that end, the Compensation Committee oversees all of the Company’s compensation, equity and employee benefit plans and payments. The Compensation Committee held one meeting each year during the fiscal years 2007, 2006 and 2005.  For each of the 2006 and 2005 fiscal years, each of the members of the Compensation Committee was an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASD, and an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986. Effective October 3, 2006, Messrs. Griggs and Clay were appointed executive officers of the Company and were no longer considered “independent directors" or “outside directors”.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Conduct and Ethics was filed as an exhibit to our Annual Report on Form 10-K for the 2005 fiscal year. Our Code of Conduct and Ethics addresses conflicts of interest, usurpation of corporate opportunities, the protection and proper use of Company assets, confidentiality, compliance with laws, rules, and regulations, prompt reporting of any illegal or improper activity to an officer, supervisor, manager, or other appropriate personnel of the Company. A copy of the Code of Conduct and Ethics is available in print, free of charge, to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Conduct and Ethics to: Secure Alliance Holdings Corporation, 5700 Northwest Central Drive, Suite 350, Houston, Texas 77092, Attention: Corporate Secretary.

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

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers who served as named executive officers during the fiscal year ended September 30, 2007. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The Board of Directors currently oversees the design and administration of our executive compensation program.  We currently have no operations and, accordingly, our current executive compensation program provides for a limited cash compensation to our executives in the form of base salary and for a stock option grant to each executive.

Executive Compensation Objectives

The objectives of our executive compensation program are to:
·       Ensure officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders; and
·       Provide stability for the Company.

Summary Compensation Table

The following table sets forth the amount of all cash and other compensation we have paid for services rendered during the fiscal years ended September 30, 2007, 2006 and 2005 to Jerrell G. Clay, Chief Executive Officer and Stephen P. Griggs, Principal Financial Officer.  On October 3, 2006, Messrs. Clay and Griggs became the sole executive officers of the Company

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)(3)	Total ($)
Jerrell G. Clay (1)	2007	$100,000	—	—	$69,746	—	—	—	$169,746
Chief Executive	2006	—	$100,000	—	—	—	—	$12,000	$112,000
Officer and director	2005	—	—	—	—	—	—	$12,000	$12,000
Stephen P. Griggs (2)	2007	$100,000	—	—	$69,746	—	—	—	$169,746
Principal Financial	2006	—	$100,000	—	—	—	—	$12,000	$112,000
Officer and director	2005	—	—	—	—	—	—	$12,000	$12,000

(1)	Jerrell G. Clay was appointed Chief Executive Officer of the Company effective October 3, 2006. All compensation for 2006 and 2005 was for Mr. Clay’s services as a director of the Company.
(2)
Stephen P. Griggs was appointed President and Chief Operating Officer of the Company effective October 3, 2006.  Mr. Griggs was appointed Principal Financial Officer and Secretary on April 20, 2007. All compensation for 2006 and 2005 was for Mr. Griggs’s services as a director of the Company.

(3)	Represents annual board fees paid to each of Mr. Clay and Mr. Griggs in their capacities as directors for such years.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the named executive officers includes salary and equity compensation.  On March 21, 2007, the Company awarded Messrs. Griggs and Clay each 950,000 stock options to purchase our common stock at an exercise price of $0.62 per share pursuant to the Company's 1997 Long-Term Incentive Plan. Of this award, 34% of the options vest on the first anniversary of the date of the grant, 33% of the options vest on the second anniversary of the date of the grant and the remaining 33% of the options vest on the third anniversary of the date of the grant. In addition, 100% of the options vest upon a change of control.

For the year ended September 30, 2007, salaries accounted for approximately 59% of total compensation for our executive officers.

There is no employment agreement between the Company and either of our executive officers regarding their employment with the Company.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award made to named executive officers in the last completed fiscal year under the 1997 Long-Term Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)	Estimated Future payouts Under Equity Incentive Plan Awards ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Jerrell G. Clay	03/21/2007	—	—	—	950,000	$0.62	$543,472
Stephen P. Griggs	03/21/2007	—	—	—	950,000	$0.62	$543,472

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer in the last completed fiscal year under the 1997 Long-Term Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Stock Awards
Jerrell G. Clay	—	950,000	—	$0.62	03/21/2017	—
Stephen P. Griggs	—	950,000	—	$0.62	03/21/2017	—

Director Compensation

No member of our Board of Directors earned any compensation for his services as a member of our Board of Directors for the year ended September 30, 2007.  See the Summary Compensation Table above for a description of compensation earned by members of our Board in their capacities as officers of the Company for such period.

Deferred Compensation Agreements

Other than with respect to the vesting of stock options upon a change of control of the Company discussed above, no plan or arrangement exists which results in compensation to a named executive officer in excess of $100,000 upon such officer’s future termination of employment or upon a change-of-control.

Compensation Committee Interlocks and Insider Participation

Jerrell G. Clay and Stephen P. Griggs, the members of our Compensation Committee, have served as our Chief Executive Officer and Principal Financial Officer, respectively, since October 3, 2006.  None of our executive officers serves as a member of the board of directors or as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors.

Compensation Committee Report

We recommend to the Board of Directors that the Executive Compensation and Compensation Discussion and Analysis provisions referred to above be included in the Company’s Annual Report on Form 10-K.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Jerrell G. Clay
Stephen P. Griggs

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Options to purchase 1,900,000 shares of our common stock have been issued to our executives under the Company’s 1997 Long-Term Incentive Plan as described under “Item 5 – Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.  32,950 options remain available for future issuance under such plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007, the number of shares of common stock beneficially owned by (i) the beneficial owners of more than 5% of our voting securities, (ii) each of our directors and executive officers of the Company individually and (iii) all of our directors and the executive officers as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in our records or upon public filings made by such persons with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Kellogg Capital Group LLC	2,190,023	11.3%
55 Broadway, 4th Floor
New York, New York 10006

Alliance Developments	1,080,362	5.6%
One Yorkdale Rd., Suite 510
North York, Ontario M6A 3A1
Canada

Springview Group LLC	1,049,191	5.4%
666 Fifth Avenue, 8th Floor
New York, New York 10103

Jerrell G. Clay	181,405	*
1600 Highway 6, Suite 400
Sugarland, Texas 77478

Stephen P. Griggs	—	*
c/o Nexus Group
3305 Bartlett Blvd.
Orlando, Florida 32811

Directors and Executive	181,405	*
Officers as a group (2 persons)

*	Less than one percent.
(1)	Based upon 19,441,524 shares outstanding as of December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information concerning our directors and their independence, see “Item 10 – Directors, Executive Officers and Corporate Governance” above.

There were no transactions with related persons during the year ended September 30, 2007 other than the issuance of 950,000 stock options to each of Jerrell G. Clay and Stephen P. Griggs on March 21, 2007 as described under “Item 5 - Market For Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements set forth in the Annual Reports on Form 10-K and the related reviews of interim financial statements included in the Quarterly Reports on Form 10-Q were approximately $60,000 for the fiscal year ended September 30, 2007 and $243,000 for the fiscal year ended September 30, 2006.

(b)	Other Audit-Related Fees

There were no other audit-related fees incurred during the fiscal years ended September 30, 2007 and 2006.

(c)	Tax Fees

The aggregate fees billed by Hein & Associates LLP for tax services for the fiscal year ended September 30, 2007 were $70,000 consisting of $30,000 related to an IRS Audit and $40,000 related to tax compliance.  The aggregate fees billed for the fiscal year ended September 30, 2006 were $107,000 consisting of $12,000 related to an IRS Audit for the year 2005, $65,000 related to other tax services, and approximately $30,000 related to tax consulting.

(d)	All Other Fees

There were no fees for other professional services rendered during the fiscal years ended September 30, 2007, 2006 and 2005.

Our Audit Committee has determined that the non-audit services rendered by Hein & Associates LLP during the most recent fiscal year are compatible with maintaining the independence of such auditors.

Our policy is to pre-approve all professional fees associated with audit, tax and audit-related services as they are proposed to us by Hein & Associates LLP and other professional service firms. The Audit Committee approved of 100% of the services described in each of sections (a) through (d) above pursuant to 17 CFR 210.2-01(C)(7)(i)(C).

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

Consolidated Financial Statements of Secure Alliance Holdings Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — September 30, 2007 and 2006
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Secure Alliance Holdings Corporation:

We have audited the consolidated financial statements of Secure Alliance Holdings Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secure Alliance Holdings Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As further discussed in notes 1 and 2 to the consolidated financial statements, the Company disposed of its remaining operating assets and liabilities in October 2006, and currently has no operations.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas
January 14, 2008

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$882,116	$1,264,463
Certificates of deposit	11,177,567	—
Restricted cash	—	5,400,000
Marketable securities held-to-maturity	—	4,899,249
Marketable securities available-for-sale	505,500	851,939
Interest and other receivables	204,113	220,689
Prepaid expenses and other	—	132,036
Assets held for sale, net of accumulated depreciation of $0 and $1,352,463, respectively (See Note 2)	—	6,312,663
Total current assets	12,769,296	19,081,039

Other assets	4,000	4,000
Total assets	$12,773,296	$19,085,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$221,295
Accrued interest payable	—	2,000,000
Shares subject to redemption	—	5,400,000
Other accrued liabilities	141,401	150,194
Liabilities held for sale (See Note 2)	—	3,636,369
Total liabilities	141,401	11,407,858

Commitments and contingencies	—	—
Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,441,524 shares and 38,677,210 shares, respectively	194,415	386,772
Additional paid-in capital	30,008,008	30,782,187
Accumulated deficit	(17,776,028)	(24,043,717)
Accumulated other comprehensive income	205,500	551,939
Total shareholders’ equity	12,631,895	7,677,181
Total liabilities and shareholders’ equity	$12,773,296	$19,085,039

See accompanying Notes to Consolidated Financial Statements

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2007	2006	2005
Revenues	$—	$—	$—

Selling, general and administrative	1,333,467	3,065,064	1,805,484
Depreciation and amortization	—	2,678	4,977
Operating loss	(1,333,467)	(3,067,742)	(1,810,461)

Other income (expense):
Reorganization fee paid to Laurus	(6,508,963)	—	—
Gain on disposal of investment in 3CI pursuant to class-action settlement	—	5,380,121	—
Amortization of debt discount and deferred financing costs	—	(4,078,738)	(3,816,178)
Interest income	580,861	392,564	—
Interest expense	—	(235,765)	(2,732,891)
Gain on collection of receivable	—	598,496	—
Gain on CCC bankruptcy settlement	—	105,000	—
Other expense	—	(7,455)	—
Total other income (expense)	(5,928,102)	2,154,223	(6,549,069)
Loss before taxes and discontinued operations	(7,261,569)	(913,519)	(8,359,530)

Income tax expense	75,808	159,546	—
Loss from continuing operations	(7,337,377)	(1,073,065)	(8,359,530)

Discontinued operations:
Income from discontinued operations	—	2,399,053	5,073,608
Gain on sale of ATM business, net of taxes	—	3,536,105	—
Gain on sale of Cash Security business, net of taxes	13,605,066	—	—
Total discontinued operations	13,605,066	5,935,158	5,073,608
Net income (loss)	$6,267,689	$4,862,093	$(3,285,922)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.37)	$(0.03)	$(0.41)
Income from discontinued operations	0.70	0.18	0.25
Net income (loss)	$0.33	$0.15	$(0.16)

Basic weighted average common shares outstanding	19,563,447	33,499,128	20,292,796

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.37)	$(0.03)	$(0.41)
Income from discontinued operations	0.69	0.18	0.25
Net income (loss)	$0.32	$0.15	$(0.16)

Diluted weighted average common and dilutive shares outstanding	19,674,772	33,499,128	20,292,796

See accompanying Notes to Consolidated Financial Statements

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2007	2006	2005
Net income (loss)	$6,267,689	$4,862,093	$(3,285,922)
Other comprehensive income:
Unrealized gain (loss) on marketable securities available-for-sale	(346,439)	551,939	—
Unrealized gain on investment in 3CI	—	—	35,093
Comprehensive income (loss)	$5,921,250	$5,414,032	$(3,250,829)

See accompanying Notes to Consolidated Financial Statements

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares Issued and Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other	Total Shareholders Equity
Balances, September 30, 2004	17,426,210	$174,262	$28,100,674	$(25,619,888)	$(66,599)	$2,588,449

Net loss	—	—	—	(3,285,922)	—	(3,285,922)
Issuance of shares to Laurus in payment of fees	1,251,000	12,510	625,500	—	—	638,010
Issuance of shares in connection with settlement of class-action litigation	2,000,000	20,000	1,544,490	—	—	1,564,490
Shares received from officer in connection with settlement	—	—	(31,675)	—	31,675	—
Unrealized gain on investment in 3CI	—	—	—	—	35,093	35,093
Issuance of warrants in connection with debt with beneficial conversion premium on convertible debt	—	—	723,198	—	—	723,198

Balances, September 30, 2005	20,677,210	206,772	30,962,187	(28,905,810)	169	2,263,318

Net income	—	—	—	4,862,093	—	4,862,093
Issuance of shares subject to redemption	18,000,000	180,000	(180,000)	—	—	—
Unrealized gain on marketable securities available-for-sale	—	—	—	—	551,939	551,939
Disposal of investment in 3CI pursuant to class-action settlement	—	—	—	—	(169)	(169)

Balances, September 30, 2006	38,677,210	386,772	30,782,187	(24,043,717)	551,939	7,677,181

Net income	—	—	—	6,267,689	—	6,267,689
Redemption of shares from Laurus	(19,251,000)	(192,510)	(952,830)	—	—	(1,145,340)
Cancellation of shares received from officer in connection with settlement	(90,500)	(905)	905	—	—	—
Unrealized loss on marketable securities available-for-sale	—	—	—	—	(346,439)	(346,439)
Issuance of stock options to officers	—	—	139,491	—	—	139,491
Issuance of shares pursuant to consulting agreement	21,739	217	9,783	—	—	10,000
Issuance of shares on exercise of warrants and options	84,075	841	28,472	—	—	29,313

Balances, September 30, 2007	19,441,524	$194,415	$30,008,008	$(17,776,028)	$205,500	$12,631,895

See accompanying Notes to Consolidated Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,267,689	$4,862,093	$(3,285,922)
Amortization of stock options issued to officers	139,491	—	—
Expenses related to issuance of stock pursuant to consulting agreement	10,000	—	—
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Reorganization fee expense	6,508,963	—	—
Depreciation and amortization	—	2,678	4,977
Amortization of debt discount and financing costs	—	4,078,738	3,816,178
Gain on disposal of investment in 3CI pursuant to class-action settlement	—	(5,380.121)	—
Loss on disposal of fixed assets	—	7,455	—
Changes in assets and liabilities:
Trade accounts receivable, net	—	250,000	—
Interest and other receivables	16,576	(207,724)	1,022,433
Prepaid expenses and other assets	132,036	38,196	(131,140)
Accounts payable and accrued liabilities	(174,478)	(487,110)	2,013,106
Net cash flows used in discontinued operations	(13,605,066)	(5,935,675)	(3,901,956)
Net cash used in operating activities	(707,789)	(2,771,470)	(462,324)

Cash flows from continuing investing activities:
Increase in time deposits	(11,177,567)	—	—
Proceeds from class-action settlement on investment in 3CI	—	5,659,507	—
Decrease (increase) in marketable securities held-to-maturity	4,899,249	(4,899,249)	—
Purchases of property, plant and equipment, net	—	—	(11,566)
Net cash provided by discontinued investing activities	16,228,750	10,440,000	—
Net cash provided by (used in) investing activities	9,950,432	11,200,258	(11,566)

Cash flows from financing activities:
Redemption of shares held by Laurus	(6,545,340)	—	—
Proceeds from exercise of warrants and options	29,313	—	—
Proceeds from borrowings	—	—	2,100,000
Repayments of notes payable	—	(2,767,988)	(600,000)
Borrowing on revolver	—	1,204,391	2,251,203
Payments of revolver	—	(1,204,391)	(2,251,203)
Repayments of convertible debentures	—	—	—
Decrease (increase) decrease in restricted cash	5,400,000	(5,400,000)	—
Reorganization fee paid to Laurus	(8,508,963)	—	—
Increase in deferred financing costs	—	—	(280,567)
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	(9,624,990)	(8,167,988)	1,219,433
Net change in cash and cash equivalents	(382,347)	260,800	745,543
Cash and cash equivalents at beginning of year	1,264,463	1,003,663	258,120
Cash and cash equivalents at end of year	$882,116	$1,264,463	$1,003,663

See accompanying Notes to Consolidated Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended September 30,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$314,314	$755,808
Cash paid for taxes	$94,402	$70,962	$—

Supplemental disclosure of non-cash financing activities:
Conversion of debt into common stock subject to redemption	$—	$5,400,000	$—
Discount on issuance of debt with beneficial conversion premium and detachable warrants	$—	$—	$723,198
Issuance of shares to lender in payment of fees	$—	$—	$638,010
Issuance of shares in connection with settlement of class-action litigation	$—	$—	$1,564,490
Unrealized gain on 3CI investment	$—	$—	$35,093
Unrealized gain (loss) on marketable securities available-for-sale	$(346,439)	$551,939	$—

See accompanying Notes to Consolidated Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, 2006 AND 2005

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

We completed the sale of our ATM business on January 3, 2006 and the sale of our Cash Security business on October 2, 2006.  On October 2, 2006, we became a shell public company and have had substantially no operations.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all non-equity holder changes in shareholders’ equity. As of
September 30, 2007 and 2006, our only component of accumulated other comprehensive loss relates to unrealized gains and losses on our investment in Cashbox common stock.

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

We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting has not materially impacted our financial position. We applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was a decrease to net income of approximately $19,433 in 2005.

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

The following table reflects the pro forma effect of SFAS No. 123 (R) had it been in effect in 2005.
2005
Net loss as reported	$(3,285,922)
Deduct:
Total stock-based employee compensation expense determined under SFAS 123, net of taxes	(19,433)
Net loss pro forma	$(3,305,355)
Basic earnings (loss) per share:
As reported	(0.16)
Pro forma	(0.16)
Diluted earnings (loss) per share:
As reported	(0.16)
Pro forma	(0.16)

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

New Accounting Pronouncements

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the timing of the ultimate payment to a taxing authority. We will adopt FIN 48 as of October 1, 2007 and are in the process of finalizing the effect FIN 48 will have on our financial statements. Under the guidance of FIN 48, management estimates that our income tax reserve may increase to approximately $2.3 million, which is subject to revision when management completes an analysis of the impact of FIN 48. Upon completion of such analysis, it is possible that this difference will be recorded in retained earnings as a cumulative effect adjustment during the quarter ended December 31, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS 159 will be effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2007, the FASB issued SFAS No. 141(R), Business Combination and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on of after December 15, 2008.  FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited for both standards.  Management is currently evaluating the requirements of FAS 141(R) and FAS 160 but does not expect them to have a material effect on the Company’s consolidated financial position or results of operation.

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

On January 3, 2006, we completed the ATM Business Sale for a purchase price was $10,440,000 of which $8,200,000 was paid to Laurus into a collateral account to be held by Laurus as collateral for the satisfaction of all monetary obligations payable to Laurus and the remaining $2,240,000 was paid to the Company. This transaction resulted in a book gain of $3,536,105.

An analysis of the discontinued operations of the ATM business is as follows:

DISCONTINUED OPERATIONS — ATM BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2007	2006	2005
Net sales	$—	$3,847,874	$15,497,834
Cost of sales	—	2,592,268	9,508,120
Gross profit	—	1,255,606	5,989,714
Selling, general and administrative	—	880,941	4,768,880
Depreciation and amortization	—	46,048	255,967
Operating loss	—	328,617	964,867
Non-operating (income) expense	—	—	—
Net income (loss)	$—	$328,617	$964,867

Cash Security Business

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a purchaser led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the Buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006. During the year ended September 30, 2007, we recorded a gain on the sale of the Cash Security business, net of taxes, of $13,605,066.

We classified the Cash Security business as a discontinued operation for the year ended September 30, 2007.  We classified the Cash Security business as Assets Held for Sale as of September 30, 2006.

An analysis of the discontinued operations of the Cash Security business is as follows:

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED BALANCE SHEET DATA
(UNAUDITED)

	September 30, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,048,275
Trade accounts receivable, net of allowance of approximately $0 and $45,000, respectively	—	1,591,522
Inventories	—	2,051,764
Prepaid expenses and other	—	73,089
Total current assets	—	5,764,650
Property, plant and equipment, at cost	—	316,608
Accumulated depreciation	—	(18,595)
Net property, plant and equipment	—	298,013
Other assets	—	250,000
Total assets	$—	$6,312,663
LIABILITIES
Current Liabilities:
Current maturities	$—	$1,981
Accounts payable	—	1,514,731
Other accrued expenses	—	2,098,675
Total current liabilities	—	3,615,387
Long-term debt, net of current maturities	—	20,982
Total liabilities	$—	$3,636,369

DISCONTINUED OPERATIONS — CASH SECURITY BUSINESS
SELECTED OPERATING DATA
(UNAUDITED)

	Years Ended September 30,
	2007	2006	2005
Net sales	$—	$16,080,069	$19,435,222
Cost of sales	—	9,476,386	10,870,947
Gross profit	—	6,603,683	8,564,275
Selling, general and administrative	—	4,541,774	4,449,550
Depreciation and amortization	—	—	29,868
Operating income (loss)	—	2,061,907	4,084,857
Non-operating expense	—	(8,529)	(23,884)
Net income (loss)	$—	$2,070,436	$4,108,741

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

Accounts Receivable

We had substantially no operations during the fiscal year 2007.  We had significant investments in billed receivables as of September 30, 2006. Billed receivables represent amounts billed upon the shipments of our products under our standard contract terms and conditions. Allowances for doubtful accounts and estimated non-recoverable costs primarily provide for losses that may be sustained on uncollectible receivables and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of September 30, 2007 and 2006, the allowance for doubtful contract receivables was $0 and $45,000, respectively.

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

Research and Development Cost

Research and development costs are expensed as incurred. Research and development costs charged to expense were approximately $0, $1,229,617, and $2,060,071 for the years ended September 30, 2007, 2006 and 2005, respectively.

Shipping and Handling Cost

Shipping and handling costs billed to customers totaled $0, $429,881, and $781,442 for the years ended September 30, 2007, 2006, and 2005, respectively. We incurred shipping and handling costs of $0, $458,633, and $978,957 for the years ended September 30, 2007, 2006 and 2005 respectively. The net expense of $0, $28,752 and $197,515 is included in selling expenses in the accompanying statement of operations for the years ended September 30, 2007, 2006, and 2005, respectively.

(4)	Major Customers and Credit Risks

We had substantially no operations during the fiscal year 2007.  Only one customer accounted for more than 10% of net sales for the fiscal years 2006 and 2005. Two customers accounted for more than 10% of our total outstanding trade receivable as of September 30, 2006 and 2005.

The vast majority of our sales in fiscal 2006 and 2005 were to customers within the United States. Sales to customers outside the United States, as a percentage of total revenues, were approximately 6.8 % and 14% in the fiscal years ended September 30, 2006 and 2005, respectively. Most of our foreign sales were to one customer.

(5)	Inventories

Inventories related to discontinued operations consisted of the following at September 30, 2007 and 2006:

	2007	2006
Raw materials	$—	$1,953,305
Work in process	—	—
Finished goods	—	143,459
Other	—	—
		2,096,764
Inventory reserve	—	(45,000)
Total, classified as assets held for sale	$—	$2,051,764

(6)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2007 and 2006:

	2007	2006	Useful Life
Machinery and equipment	$—	$544,498	2 - 10 years
Computer equipment and systems	—	605,712	2 - 7 years
Furniture, fixtures and other improvements	—	500,267	3 - 5 years
		1,650,476
Less classified as discontinued	—	(1,650,476)
Total property, plant and equipment for continued operations	$—	$—

Depreciation expense was $0, $99,789, and $285,835 for the years ended September 30, 2007, 2006 and 2005, respectively. Repairs and maintenance expense was $0, $64,420, and $86,043 for the years ended September 30, 2007, 2006 and 2005 respectively. All such amounts are classified in discontinued operations.

(7)	Agreements with Laurus

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

(8)	Accrued Expenses

Accrued expenses consisted of the following at September 30, 2007 and 2006:

	2007	2006
Reserve for warranty charges	$—	$826,152
Taxes:	—	—
Sales and use	—	11,049
Ad valorem	—	44,000
Wages and related benefits	—	662,348
Other	—	555,126
Other accrued expenses related to continuing operations	141,401	150,194
Total accrued expenses	$141,401	$2,248,869
Less: discontinued liabilities		(2,098,675)
Total accrued expenses related to continuing operations	$141,401	$150,194

(9)	Warrants

At September 30, 2007, we had outstanding warrants to purchase 697,500 shares of common stock that expire at various dates through November 2010. The warrants have exercise prices ranging from $0.40 to $0.68 per share and, if exercised, would generate proceeds to us of approximately $419,000.

Common Stock Purchase Warrants:

	Warrants	Expiration Date	Exercise Price	Relative Fair Value
Other parties in connection with Laurus financing (1)	197,500	11/24/2010	0.40	127,951
AIG/National Union Fire Insurance Co. (2)	500,000	11/01/2007	0.68	224,490
Outstanding warrants as of September 30, 2007	697,500			$352,441

Value calculated using Black-Scholes:

		Stock Price At Issuance	Expected Term	Volatility	Risk Free Rate
(1)	Variables	$0.72	7 years	111.00%	3.72%
(2)	Variables	$0.67	3 years	108.00%	3.85%

(10)	Employee Stock Option Plans

We adopted a Long-Term Incentive Plan in 1997 (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options to officers and key employees. The 1997 Plan, as amended, authorizes grants of options to purchase up to 2,000,000 shares of our common stock. Options are granted with an exercise price equal to the fair market value of the common stock at the date of grant. Options granted under the 1997 Plan vest over three-year periods and expire no later than 10 years from the date of grant.  At September 30, 2007, there were 1,900,000 options outstanding and 32,950 shares available for grant under the 1997 Plan,.  There were 648,150 options outstanding and 1,310,800 shares available for grant at September 30, 2006. There were 1,099,810 options outstanding and 855,890 shares available for grant at September 30, 2005.

On March 21, 2007, the Company awarded Messrs. Griggs and Clay an aggregate of 1,900,000 stock options to purchase our common stock at an exercise price of $0.62 per share pursuant to the Company's 1997 Long-Term Incentive Plan. Of this award, 34% of the options vest on the first anniversary of the date of the grant, 33% of the options vest on the second anniversary of the date of the grant and the remaining 33% of the options vest on the third anniversary of the date of the grant. In addition, 100% of the options vest upon a change of control.  There were no stock options granted during the fiscal year ended 2006 and 363,810 stock options granted during the fiscal year ended 2005.

At September 30, 2007, the options outstanding under the 1997 Plan had exercise prices of $0.62 per share with a remaining contractual life of 9.47 years.  At September 30, 2006, the range of exercise prices was $2.50 to $0.25 per share with a weighted average remaining contractual life of 4.56 years. At September 30, 2005, the range of exercise prices was $2.50 to $0.25 per share with a weighted-average remaining contractual life of the outstanding options was 5.32 years.

Activity during the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2004	786,000	1.67
Granted	363,810	0.25
Exercised	—	—
Canceled	(50,000)	1.16
Balance at September 30, 2005	1,099,810	1.22
Granted	—	—
Exercised	—	—
Canceled	(451,660)	1.19
Balance at September 30, 2006	648,150	1.24
Granted	1,900,000	0.62
Exercised	(27,250)	0.25
Canceled	(620,900)	1.28
Balance at September 30, 2007	1,900,000	0.62

(11)	Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following for the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005
Federal current tax Expense (Benefit)	$75,808	$159,546	$—
Federal deferred tax benefit	—	—	—
State tax	—	—	—
	$75,808	$159,546	$—

The income tax differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to income (loss) before taxes as a result of the following:

	2007	2006	2005
Computed “expected” tax expense (benefit)	$2,156,789	$1,707,357	$(1,117,213)
Change in valuation allowances	(1,867,170)	(4,156,100)	1,638,969
Nondeductible items and permanent differences	(272,618)	1,499,031	(521,756)
AMT	75,808	70,962	—
Other	(17,001)	1,038,296	—
	$75,808	$159,546	$(0)

The tax effects of temporary differences that were the sources of the deferred tax assets consisted of the following at September 30, 2007 and 2006:

	2007	2006
Deferred tax assets:
Fixed assets	$—	$286,643
Accounts receivable	—	15,151
Inventories	—	268,704
Accrued expenses	—	511,398
Stock Option	47,427
Other	—	39,332
Net operating losses	138,304	931,673
Total gross deferred tax assets	185,731	2,052,900
Less: valuation allowance	(185,731)	(2,052,900)
Net deferred tax assets	—	—
Other deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

In assessing the realizability of deferred assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized. The Company has established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

As of September 30, 2007, the Company had remaining net operating losses of approximately $406,775, which will begin to expire in 2024.  The Company utilized net operating loss carryforwards of $4,190,420, $2,964,614 and $3,273,117 in the fiscal years ended September 30, 2007, 2006 and 2005, respectively, to offset gains as a result of the Cash Security Business Sale, the ATM Business Sale and other income from discontinued operations.

(12)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005
Net income (loss) (numerator for diluted earnings (loss) per share)	$6,267,689	$4,862,093	$(3,285,922)
Weighted average common shares outstanding (denominator for basic earnings (loss) per share)	19,563,447	33,499,128	20,292,796
Dilutive shares outstanding	111,325	—	—
Weighted average common and dilutive shares outstanding	19,674,772	33,499,128	20,292,796
Basic earnings (loss) per share	$0.33	$0.15	$(0.16)
Diluted earnings (loss) per share	$0.32	$0.15	$(0.16)

Common stock equivalent shares consisting of warrants, options and convertible debt of 1,127,725; 5,874,687 and $29,717,185 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the years ended September 30, 2007, 2006 and 2005, respectively.

(13)	Marketable Securities Available- for- Sale

We own 2,022,000 of the common stock of Cashbox plc pursuant to our exercise of a warrant in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange. Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value was excluded from earnings and recorded net of tax as other comprehensive income.

As of September 30, 2007 and 2006, our common stock in Cashbox plc was recorded at a fair value of $505,500 and $851,939, respectively. Unrealized gains on these shares of common stock, which were added to stockholders' equity as of September 30, 2007 and 2006, were $205,500 and $551,939, respectively.

As of September 30, 2007 we were restricted from selling any shares until the second anniversary of its admission to the London Stock Exchange unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

(14)	Investment in 3CI Complete Compliance Corporation

We formerly owned 100% of 3CI Complete Compliance Corporation (“3CI”), a company engaged in the transportation and incineration of medical waste, until we divested our majority interest in February 1994. At September 30, 2005, we continued to own 698,889 shares of the common stock of 3CI and the value of our investment was marked to the market value of $279,556, or $.40 per share.

On May 30, 2006, we received a settlement payment of $4,489,963 and on September 6, 2006, the Company received an additional settlement payment in the amount of $1,169,544 arising out of our ownership of the 3CI shares under a class action settlement paid out to minority shareholders of 3CI. Under the terms of the settlement and in order to participate in the settlement, we tendered all 698,889 shares that we owned to Stericycle, Inc., the current majority shareholder of 3CI and the defendant under the class action, and accordingly we no longer hold any ownership interest in 3CI. As a result, we recognized a gain of $5,380,121 on the disposal of these shares during the year ended September 30, 2006, which represented the difference between the settlement payment amount and our carrying amount.

(15)	Leases

We had no leases for real property or equipment in 2007.   We leased office and warehouse space, transportation equipment and other equipment under terms of operating leases which were transferred in the sale of the Cash Security business and the sale of the ATM business.  Rental expense under those leases for the years ended September 30, 2006 and 2005, was approximately $210,820 and $453,000, respectively.

(16)	Litigation

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

On March 31, 2007, CSS, Secure Alliance Holdings Corporation and Secure Alliance, L.P. (formerly known as Tidel Engineering, L.P.) entered into a settlement and mutual release agreement whereby the parties jointly moved to dismiss all claims and counterclaims in the CSS Lawsuit. The parties agreed to pay no monetary settlement and each bear its own legal costs and expenses. Pursuant to the settlement, we and our predecessor agreed not to make, use, sell or offer for sale any safe that infringes upon the ‘281 patent during the period of time the ‘281 patent is valid; however, we and our predecessor may challenge, contest, or raise as a defense the validity of the ‘281 patent if CSS or any other party files a claim against us asserting infringement of the ‘281 patent.

On April 16, 2007, Fire King International, LLC (“Fire King”) filed a lawsuit against Corporate Safe Specialists, Inc., Tidel Technologies, Inc. and Tidel Engineering, LP. The lawsuit, Civil Action No. 03-07CV0655-G, was filed in the United States District Court of the Northern District of Texas, Dallas Division. Fire King alleges that the Sentinel product previously sold by the Company’s predecessor infringes on one or more patent claims found in Fire King patent U.S. Patent No. 7,063,252 (the ‘252 patent). Fire King sought injunctive relief against future infringement, unspecified damages for past infringement and attorney’s fees and costs.

On September 14, 2007, Fire King, Secure Alliance Holdings Corporation and Secure Alliance, L.P. entered into a confidential settlement and mutual release agreement whereby the parties jointly moved to dismiss all claims in the Fire King lawsuit. In connection therewith, we paid an undisclosed amount to Fire King to settle a disputed claim and admitted no liability or wrongdoing.  The court has dismissed Fire King’s claims against the Company with prejudice.

(17)	Subsequent Events

On December 6, 2007, we entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) by and among Sequoia Media Group, LC, a private Utah limited liability company (“Sequoia”), the Company and SMG Utah, LC, a Utah limited liability company and wholly owned subsidiary of the Company (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into Sequoia (the “Merger”), with Sequoia continuing as the surviving entity in the Merger and each issued and outstanding Sequoia equity interest will automatically be converted into the right to receive 0.5806419 shares of the Company common stock, calculated after a 1 for 3 reverse stock split of the Company’s common stock contemplated to be effected prior to the Merger.  Immediately following the Merger, the members of Sequoia, in aggregate, will own approximately 80% of the equity interests in the Company and the stockholders of the Company will own the remaining approximately 20% equity interests in the combined company.

In addition, pursuant to a Loan and Security Agreement (“Loan Agreement”) entered into between the Company and Sequoia on December 6, 2007, the Company has agreed to extend up to $2.5 million in secured financing to Sequoia.  Under the terms of the Loan Agreement, Sequoia has agreed to pay interest on the loan at a rate per annum equal to 10%.  Interest on the loan is payable on the scheduled maturity date, December 31, 2008.  In addition, if the loan obligations have not been paid in full on or prior to the scheduled maturity date, a monthly fee equal to 10% of the outstanding loan obligations is payable to the Company by Sequoia on the last day of each calendar month for which the loan obligations remain outstanding.

In addition, prior to the effectiveness of the Merger, the Company proposes to (i) form a wholly owned subsidiary, and (ii) contribute to such subsidiary approximately $2.2 million in cash, 2,022,000 shares of Cashbox, a publicly listed UK company, and amounts receivable under certain promissory notes not associated with the Sequoia transaction.  The common stock of such subsidiary will be distributed, to the Company stockholders as of a date prior to the Merger, at such time as the distribution can be effected in compliance with applicable law, whether pursuant to an effective registration statement or a valid exemption from registration.

Our Board of Directors approved the Merger Agreement and the foregoing transactions at a special meeting on November 29, 2007.  The Merger is subject to stockholder approval and other customary conditions and is expected to be completed during the first quarter of 2008.  If the Company terminates the Merger Agreement before the consummation of the Merger in connection with the Company’s acceptance of a superior proposal, the Company has agreed to pay Sequoia a termination fee of $1,000,000 in cash under certain circumstances. At closing of the Merger, outstanding stock options granted to our executive officers, Jerrell G. Clay and Stephen P. Griggs, to purchase an aggregate 1,900,000 shares of our common stock at exercise prices of $0.62 per share will fully vest and become immediately exercisable.

Sequoia is committed to revolutionizing the way life events and memories are shared and treasured through personal digital expressions.  Sequoia developed aVinci Experience products to simplify and automate the process of creating professional-quality multi-media productions using personal photos and videos.  The patented technology provides complete, refined products, including DVD’s, photo books and posters.  aVinci distributes products through leading retailers, photo websites and image service providers.

(18)	Status of Company

On October 2, 2006, we completed the Cash Security Business Sale and became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity; or approximately $0.66 per share based on 19,426,210 shares outstanding.  See Note (17) above for a discussion of the Merger Agreement and other matters.

SCHEDULE II

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(FORMERLY TIDEL TECHNOLOGIES, INC.)
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended September 30, 2007:
Allowance for doubtful accounts and notes receivable	$44,943	$—	—	44,943	$—
Inventory reserve	45,000	—	—	45,000	—
	$89,943	$—	—	$89,943	$—
For the year ended September 30, 2006:
Allowance for doubtful accounts and notes receivable	$1,132,382	$—	—	1,087,439	$44,943
Inventory reserve	100,558	—	—	55,558	45,000
	$1,232,940	$—	—	$1,142,997	$89,943
For the year ended September 30, 2005:
Allowance for doubtful accounts and notes receivable	$1,076,055	$56,327	—	—	$1,132,382
Reserve for settlement of class action litigation	1,564,490	—	—	1,564,490	—
Inventory reserve	1,900,000	—	—	1,799,442	100,558
	$4,540,545	$56,327	—	$3,363,932	$1,232,940

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

January 14, 2008	/s/ Jerrell G. Clay
Jerrell G. Clay
Principal Executive Officer

January 14, 2008	/s/ Stephen P. Griggs
Stephen P. Griggs
Principal Financial Officer

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	Date

/s/ Jerrell G. Clay	Director and Chief Executive Officer	January 14, 2008
Jerrell G. Clay

/s/ Stephen P. Griggs	Director, President, Principal Financial Officer, Operating Officer and Secretary	January 14, 2008
Stephen P. Griggs

INDEX TO EXHIBITS

Except as otherwise indicated, the following documents are incorporated by reference as Exhibits to this Report:

Exhibit Number	Description
2.01.
Asset Purchase Agreement dated February 19, 2005 by and among Tidel Engineering, L.P., NCR Texas LLC and us (incorporated by reference to Exhibit 2.01 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

2.02.
Asset Purchase Agreement, dated as of January 12, 2006, by and among Sentinel Operating, L.P., Tidel Technologies, Inc., and Tidel Engineering, L.P.(incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 19, 2006).

2.03.
Amended and Restated Asset Purchase Agreement, dated as of June 9, 2006, by and among Sentinel Operating, L.P., Tidel Technologies, Inc. and Tidel Engineering, L.P.(incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 14, 2006).

2.04.
Agreement and Plan of Merger, dated as of December 6, 2007, by and among Sequoia Media Group, LC, Secure Alliance Holdings Corporation, and SMG Utah, LC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 6, 2007).

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

3.04.
Certificate of Amendment of Certificate of Incorporation, filed with the State of Delaware Secretary of State on October 3, 2006 (incorporated by reference to Exhibit 3.04 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006).

4.01.	Form of Agreement under our 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of our Form S-8 dated February 14, 2000).

4.02.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $6,450,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.35 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.03.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $400,000 dated November 25, 2003 (incorporated by reference to Exhibit 4.36 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.04.
Equity Pledge Agreement by and between Laurus Master Fund, Ltd. and us dated November 25, 2003 (incorporated by reference to Exhibit 4.39 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.05.
Partnership Interest Pledge Agreement by and among Tidel Cash Systems, Inc., Tidel Services, Inc. and Laurus Master Fund, Ltd., dated as of November 25, 2003 (incorporated by reference to Exhibit 4.40 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.06.
Registration Rights Agreement by and between Laurus Master Fund, Ltd. and us, dated November 25, 2003 (incorporated by reference to Exhibit 4.41 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.07.
Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 25, 2003 (incorporated by reference to Exhibit 4.42 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.08.
Guaranty by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., Tidel Services, Inc., Laurus Master Fund, Ltd. and us, dated as of November 25, 2003 (incorporated by reference to Exhibit 4.44 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

4.09.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $600,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated November 26, 2004).

4.10.
Convertible Term Note in favor of Laurus Master Fund, Ltd. in the principal amount of $1,500,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated November 26, 2004).

4.11.	Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 26, 2004 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated November 26, 2004).

4.12.
Agreement of Amendment and Reaffirmation by and among Tidel Engineering, L.P., Tidel Cash Systems, Inc., AnyCard International, Inc., Tidel Services, Inc., Laurus Master Fund, Ltd., and us, dated as of November 26, 2004 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated November 26, 2004).

4.13.
Convertible Promissory Note in favor of Laurus Master Fund, Ltd. in the principal amount of $1,250,000 dated November 26, 2004 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated November 26, 2004).

4.14.	Guaranty in favor of Laurus Master Fund, Ltd. dated as of November 26, 2004 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated November 26, 2004).

9.01.
Voting Agreement, dated as of January 12, 2006, by and between Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and the individuals named therein (incorporated by reference to Exhibit 10.6 of Form 8-K/A filed on January 31, 2006).

9.02.
Voting Agreement, dated as of January 12, 2006, by and between Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 of Form 8-K/A filed on January 31, 2006).

9.03.
Amendment to Voting Agreement, dated as of February 28, 2006, by and among Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 7, 2006).

9.04.
Second Amendment to Voting Agreement, dated as of June 9, 2006, by and among Tidel Technologies, Inc., Sentinel Technologies, Inc., Sentinel Operating, L.P. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 of Form 8-K filed on June 14, 2006).

(1) 10.01.	1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 of our Form S-8 dated February 14, 2000).

10.02.
Securities Purchase Agreement by and between Laurus Master Fund, Ltd. and us dated November 25, 2003 (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed February 1, 2005).

10.03.
Securities Purchase Agreement by and between Laurus Master Fund, Ltd. and us dated November 26, 2004 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 26, 2004).

10.04.
Purchase Order Finance and Security Agreement dated as of November 26, 2004 between Laurus Master Fund, Ltd. and Tidel Engineering, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K dated November 26, 2004).

10.05.
Agreement Regarding NCR Transaction and Other Asset Sales by and between Laurus Master Fund, Ltd., and us, dated November 26, 2004 (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

(1) 10.06.	Tidel/Peltier Agreement dated February 23, 2005 (incorporated by reference to Exhibit 99.1 to this Annual Report on Form 8-K dated February 23, 2005).

(1) 10.07.	Settlement Agreement by and between Tidel Engineering, L.P., Michael F. Hudson and us, dated June 22, 2005.

10.08.
Exercise and Conversion Agreement, dated as of January 12, 2006, by and among Sentinel Technologies, Inc., Sentinel Operating, L.P., Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 19, 2006).

10.09.
Cash Collateral Deposit Letter, dated as of January 12, 2006, by and between Laurus Master Fund, Ltd., Tidel Technologies, Inc., Tidel Engineering, L.P., Tidel Cash Systems, Inc., Tidel Services, Inc. and AnyCard International, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 19, 2006).

10.10.
Stock Redemption Agreement, dated as of January 12, 2006, by and among Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 19, 2006).

10.11.
Reaffirmation, Ratification and Confirmation Agreement, dated as of January 12, 2006, by and between Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 of Form 8-K filed on January 19, 2006).

10.12.
Amendment to Exercise and Conversion Agreement, dated as of February 28, 2006, by and among Sentinel Technologies, Inc., Sentinel Operating, L.P., Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 7, 2006).

10.13.
Amendment to Stock Redemption Agreement, dated as of February 28, 2006, by and between Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 7, 2006).

10.14.	Agreement, dated as of June 9, 2006, by and between Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 14, 2006).

10.15.
Second Amendment to Stock Redemption Agreement, dated as of June 9, 2006, by and among Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 14, 2006).

10.16.
Second Amendment to Exercise and Conversion Agreement, dated as of June 9, 2006, by and among Sentinel Technologies, Inc., Sentinel Operating, L.P., Tidel Technologies, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 14, 2006).

(1) 10.17.	Agreement, dated as of June 9, 2006, between Tidel Engineering, L.P. and Mark K. Levenick. (incorporated by reference to Exhibit 10.6 of Form 8-K filed on June 14, 2006).

*10.18.	Loan and Security Agreement, dated as of December 6, 2007, between Sequoia Media Group, LC and Secure Alliance Holdings Corporation.

14.01.	Code of Conduct and Ethics of Tidel Technologies, Inc (incorporated by reference to Exhibit 2.01 of our Annual Report on Form 10-K for the fiscal years ended September 30, 2004 and 2003).

21.01.	Subsidiaries.

*31.1.	Certification of Chief Executive Officer, Jerrell G. Clay, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Certification of Principal Financial Officer, Stephen P. Griggs, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Certification of Chief Executive Officer, Jerrell G. Clay, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Certification of Principal Financial Officer, Stephen P. Griggs, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

(1)	Indicates management contract or compensatory plan or arrangement.