Form 10-Q
period 2007-12-31
SECURE ALLIANCE HOLDINGS CORP
filed 2008-02-14
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file Number 000-17288

SECURE ALLIANCE HOLDINGS CORPORATION

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Northwest Central Dr, Ste 350, Houston, Texas	77092
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of the close of business on February 14, 2008 was 19,441,524.

SECURE ALLIANCE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,232,093	$882,116
Certificates of deposit	8,900,000	11,177,567
Marketable securities available-for-sale	363,960	505,500
Note receivable	1,000,000	—
Interest and other receivables	22,029	204,113
Prepaid expenses and other assets	115,076	—
Total current assets	12,633,158	12,769,296

Other assets	4,000	4,000
Total assets	$12,637,158	$12,773,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,722	$—
Accrued liabilities	195,901	141,401
Total liabilities	247,623	141,401

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,441,524 shares	194,415	194,415
Additional paid-in capital	30,067,790	30,008,008
Accumulated deficit	(17,936,630)	(17,776,028)
Accumulated other comprehensive income	63,960	205,500
Total shareholders’ equity	12,389,535	12,631,895
Total liabilities and shareholders’ equity	$12,637,158	$12,773,296

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Revenues	$—	$—
Selling, general and administrative	335,285	376,071
Operating loss	(335,285)	(376,071)

Other income (expense):
Interest income	174,683	168,579
Reorganization fee paid to Laurus	—	(6,508,963)
Total other income (expense)	174,683	(6,340,384)
Loss from continuing operations	(160,602)	(6,716,455)

Income from discontinued operations
Gain on sale of Cash Security business, net of tax	—	13,281,116
Net income (loss)	$(160,602)	$6,564,661

Basic earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.34)
Income from discontinued operations	—	0.67
Net income (loss)	$(0.01)	$0.33

Weighted average common shares outstanding	19,441,524	19,847,452

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.34)
Income from discontinued operations	—	0.67
Net income (loss)	$(0.01)	$0.33

Weighted average common and dilutive shares outstanding	19,441,524	20,017,456

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Net income (loss)	$(160,602)	$6,564,661
Other comprehensive income:
Unrealized gain (loss) on marketable securities available-for-sale	(141,540)	207,709
Comprehensive income (loss)	$(302,142)	$6,772,370

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(160,602)	$6,564,661
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of stock options issued to officers	59,782	—
Changes in assets and liabilities:
Interest and other receivables	182,084	147,332
Prepaid expenses and other assets	(115,076)	(14,875)
Accounts payable and accrued liabilities	106,222	(1,987,587)
Net cash flows used in discontinued operations	—	(13,552,456)
Net cash provided by (used in) operating activities	72,410	(8,842,925)

Cash flows from continuing investing activities:
(Increase) decrease in time deposits	2,277,567	(7,000,000)
Increase in notes receivable	(1,000,000)	—
Decrease in marketable securities held-to-maturity	—	1,174,674
Net cash flows provided by discontinued investing activities	—	16,228,750
Net cash provided by investing activities	1,277,567	10,403,424

Cash flows from continuing financing activities:
Redemption of shares held by Laurus	—	(6,545,340)
Proceeds from exercise of warrants and options	—	29,313
Decrease in restricted cash	—	5,400,000
Net cash used in financing activities	—	(1,116,027)
Net increase in cash and cash equivalents	1,349,977	444,472

Cash and cash equivalents at beginning of period	882,116	1,264,463
Cash and cash equivalents at end of period	$2,232,093	$1,708,935

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$90,000

Supplemental disclosure of non-cash financing activities:
Unrealized gain (loss) on marketable securities available-for-sale	$(141,540)	$207,709

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Secure Alliance Holdings Corporation (the “Company,” “we,” “us,” or “our”) is a Delaware corporation formerly engaged in the development, manufacture, sale and support of automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which were designed for the management of cash`

Basis of Financial Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In management’s opinion, all adjustments necessary for a fair presentation of the results of the interim periods have been reflected in the interim financials.  All adjustments to the financial statements are of a normal recurring nature.

Significant Accounting Policies

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended September 30, 2007, except as discussed in the following paragraph.

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the timing of the ultimate payment to a taxing authority. We adopted FIN 48 as of October 1, 2007 and management had determined that no tax reserve needs to be recorded during the quarter ended December 31, 2007.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants.

(2)	Merger Agreement with Sequoia

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

Our Board of Directors approved the Merger Agreement and the foregoing transactions at a special meeting on November 29, 2007.  The Merger is subject to stockholder approval and other customary conditions and is expected to be completed during the second calendar quarter of 2008. If the Company terminates the Merger Agreement before the consummation of the Merger in connection with the Company’s acceptance of a superior proposal, the Company has agreed to pay Sequoia a termination fee of $1,000,000 in cash under certain circumstances. At closing of the Merger, outstanding stock options granted to our executive officers, Jerrell G. Clay and Stephen P. Griggs, to purchase an aggregate 1,900,000 shares of our common stock at exercise prices of $0.62 per share will fully vest and become immediately exercisable.

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

(3)	Marketable Securities Available- for- Sale

We own 2,022,000 shares of the common stock of Cashbox plc pursuant to our exercise of a warrant in September 2005. On or about March 27, 2006, shares of Cashbox plc began trading on the AIM Market of the London Stock Exchange. Prior to Cashbox plc going public, we considered their shares not marketable, thus the shares were carried at cost. Since the shares are now public and market value is readily available, we determined the market value of the shares and pursuant to SFAS No. 115 “Accounting for Investments in Equity and Debt Securities” we classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value was excluded from earnings and recorded net of tax as other comprehensive income.

As of December 31, 2007 and September 30, 2007, our common stock in Cashbox plc was recorded at a fair value of $363,960 and $505,500, respectively. Unrealized gains on these shares of common stock, which were added to stockholders' equity as of December 31, 2007 and September 30, 2007, were $63,960 and $205,500, respectively.

Until March 28, 2008, we are restricted from selling any shares unless we (i) consult with Cashbox’s primary broker prior to the disposal of any shares and (ii) effect the disposal of the shares through Cashbox’s primary broker from time to time and in such manner as such broker may require with a view to the maintenance of an orderly market in the shares of Cashbox.

(4)	Note Receivable

Pursuant to the Loan Agreement, we loaned $1,000,000 to Sequoia on December 6, 2007.  The note bears interest at 10% per annum and is due December 31, 2008.  Further, we agreed to loan Sequoia an additional $1,000,000 on January 15, 2008 and $500,000 on February 15, 2008 on the same terms and conditions.  The loan and any future advances under the Loan Agreement are secured by a pledge of all of the assets of Sequoia.

(5)	Discontinued Operations

Sale of Cash Security Business and Related Agreements with Laurus

On September 25, 2006, the holders of a majority of shares of our outstanding common stock approved the sale of our electronic cash security business, consisting of (a) timed access cash controllers, (b) the Sentinel products, (c) the servicing, maintenance and repair of the timed access cash controllers or Sentinel products and (d) all other assets and business operations associated with the foregoing (the “Cash Security Business Sale”) to Sentinel Operating, L.P., a buyer led by a management buyout team that included our former director and Interim Chief Executive Officer, Mark K. Levenick, and our former director, Raymond P. Landry. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for the buyer assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, Sentinel Operating L.P. paid a cash adjustment of $2,458,718 to the Company at closing. The Cash Security Business Sale was completed on October 2, 2006.  During the year ended September 30, 2007, we recorded a gain on the sale of the Cash Security business of $13,605,066.

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

We and Laurus entered a Stock Redemption Agreement on January 12, 2006 and as subsequently amended. Pursuant to the terms of the Stock Redemption Agreement: we agreed, among other things, (i) to repurchase from Laurus, upon the closing of the Cash Security Business Sale, all shares of our common stock held by Laurus, and (ii) Laurus agreed to the cancellation as of the closing date of the Cash Security Business Sale of warrants it holds to purchase 4,750,000 shares of our common stock at an exercise price of $.30 per share, and not to exercise such warrants prior to the earlier to occur of September 30, 2006 and the date on which the Cash Security Asset Purchase Agreement is terminated.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of financial position and results of operations. This financial and business analysis should be read in conjunction with the condensed consolidated financial statements and related notes.

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitutes "forward-looking statements" under the Private Securities Litigation Reform Act of 1995.  These views may involve risks and uncertainties that are difficult to predict and may cause the Company's actual results to differ materially from the results discussed in such forward-looking statements.  Readers should consider how various factors may affect the Company’s performance. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or other.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements contained in Item 1 in this Quarterly Report.  The condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2007 under the subheading "Critical Accounting Policies and Estimates" is current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

Results of Operations

Following the sale of our Cash Security business on October 2, 2006, we have had substantially no operations and the results of continuing operations have consisted of corporate overhead and investment-related income.

Quarter Ended December 31, 2007 Compared with the Quarter Ended December 31, 2006

Selling, general and administrative expenses for the quarter ended December 31, 2007 decreased by approximately $66,000 due to lower accounting fees as a result of lower levels of activity after completion of the Cash Security business sale on October 2, 2006.

We recorded a reorganization fee paid to Laurus of $6.5 million during the quarter ended December 31, 2006 in connection with closing of the sale of the Cash Security business on October 2, 2006.  There was no such fee in 2007.

Interest income was virtually unchanged from 2006.

Income tax expense (benefit) was $271,340 for the quarter ended December 31, 2006, and was reversed in the fourth quarter of 2006 after management assessed that its net operating loss carryforwards were sufficient to offset the tax liability from gain on sale of the cash security business.  We have established a valuation allowance for deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a loss from continuing operations of $(160,602) and $(6,716,455) for the quarters ended December 31, 2007 and December 31, 2006, respectively.  The difference was principally due to the reorganization fee paid to Laurus of $6.5 million during the quarter ended December 31, 2006 in connection with closing of the sale of the Cash Security business on October 2, 2006.  There was no such fee in 2007.

Liquidity and Capital Resources

Completion of the Cash Security Business Sale and Related Agreements with Laurus

We completed the Cash Security Business Sale on October 2, 2006 pursuant to the Cash Security Asset Purchase Agreement. The Cash Security Asset Purchase Agreement provided for a cash purchase price of $15,500,000, less $100,000 as consideration for Sentinel Operating, L.P., as buyer, assuming certain potential liability in connection with ongoing litigation, and less a working capital deficit adjustment of $1,629,968, resulting in a net purchase price of $13,770,032. In addition, the buyer paid a cash adjustment of $2,458,718 to the Company at closing. The Company applied the net purchase price, the cash adjustment, and $5,400,000 in proceeds (together with accrued interest of $206,798 from the ATM Business Sale, to pay the following amounts to Laurus: (i) $8,508,963 pursuant to the terms of the Laurus Termination Agreement and (ii) $6,545,340 representing the purchase from Laurus by the Company of 19,251,000 shares of Company common stock pursuant to the terms of the Stock Redemption Agreement. Following both such payments to Laurus, the Company received $6,781,246 in net proceeds from the Cash Security Business Sale.

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

Working Capital

As of December 31, 2007, we had working capital of $12.4 million compared with working capital of $12.6 million at September 30, 2007.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at December 31, 2007.

Indebtedness

We had no indebtedness or obligations under operating leases at December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and certificates of deposit and debt securities with maturities between 90 days and one year. We do not use derivative financial instruments in our investment portfolio. We place our investments with high-credit quality issuers and we mitigate default risk by investing in only safe and high-credit quality securities and by monitoring the credit rating of investment issuers.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, the end of the period covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company had no legal proceedings during the quarter ended December 31, 2007.

ITEM 1A. RISK FACTORS

The discussion included in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007 under the heading "Risk Factors" is current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

(d)	Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits:

*31.1	Certification of Chief Executive Officer, Jerrell G. Clay, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, Stephen P. Griggs, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer, Jerrell G. Clay, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer, Stephen P. Griggs, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

February 14, 2008	/s/ JERRELL G. CLAY
Jerrell G. Clay
Chief Executive Officer

February 14, 2008	/s/ STEPHEN P. GRIGGS
Stephen P. Griggs
Principal Financial Officer