Form 10-Q
period 2008-03-31
SECURE ALLIANCE HOLDINGS CORP
filed 2008-05-15
CIK 842695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒ No  *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer *	Accelerated filer *	Non-accelerated filer ☒
(Do not check if a smaller reporting company)
Smaller reporting company *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒ No  *

The number of shares of common stock outstanding as of the close of business on May 14, 2008 was 19,484,032.

SECURE ALLIANCE HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,363,061	$882,116
Certificates of deposit	—	11,177,567
Marketable securities available-for-sale	303,300	505,500
Notes receivable	2,500,000	—
Interest and other receivables	33,470	204,113
Prepaid expenses and other assets	76,718	—
Total current assets	12,276,549	12,769,296

Other assets	4,000	4,000
Total assets	$12,280,549	$12,773,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$106,433	$—
Accrued liabilities	157,901	141,401
Total liabilities	264,334	141,401

Commitments and contingencies

Shareholders’ Equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,484,032 and 19,441,524 shares, respectively	194,840	194,415
Additional paid-in capital	30,127,147	30,008,008
Accumulated deficit	(18,309,072)	(17,776,028)
Accumulated other comprehensive income	3,300	205,500
Total shareholders’ equity	12,016,215	12,631,895
Total liabilities and shareholders’ equity	$12,280,549	$12,773,296

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—
Selling, general and administrative	505,057	244,850	840,342	620,921
Operating loss	(505,057)	(244,850)	(840,342)	(620,921)

Other income (expense):
Interest income	132,615	148,646	307,298	317,225
Reorganization fee paid to Laurus	—	—	—	(6,508,963)
Total other income (expense)	132,615	148,646	307,298	(6,191,738)
Loss from continuing operations	(372,442)	(96,204)	(533,044)	(6,812,659)

Income from discontinued operations:
Gain on sale of Cash Security business, net of tax	—	—	—	13,281,116
Net income (loss)	$(372,442)	$(96,204)	$(533,044)	$6,468,457

Basic earnings (loss) per share:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.35)
Income from discontinued operations	—	—	—	0.67
Net income (loss)	$(0.02)	$(0.01)	$(0.03)	$0.32

Weighted average common shares outstanding	19,444,794	19,521,042	19,443,150	19,686,040

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.35)
Income from discontinued operations	—	—	—	0.67
Net income (loss)	$(0.02)	$(0.01)	$(0.03)	$0.32

Weighted average common and dilutive shares outstanding	19,444,794	19,521,042	19,443,150	19,726,445

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Income (loss)	$(372,442)	$(96,204)	$(533,044)	$6,468,457
Other comprehensive income loss:
Unrealized loss on marketable securities available-for-sale	(60,660)	(311,508)	(202,200)	(103,799)
Comprehensive income (loss)	$(433,102)	$(407,712)	$(735,244)	$6,364,658

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(533,044)	$6,468,457
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of stock options issued to officers	119,564	10,210
Expenses related to issuance of stock pursuant to consulting agreement	—	10,000
Changes in assets and liabilities:
Interest and other receivables	170,643	58,822
Prepaid expenses and other assets	(76,718)	30,179
Accounts payable and accrued liabilities	122,933	(2,007,689)
Net cash flows used in discontinued operations	—	(13,552,456)
Net cash used in operating activities	(196,622)	(8,982,477)

Cash flows from investing activities:
(Increase) decrease in time deposits	11,177,567	(7,000,000)
Increase in notes receivable	(2,500,000)	—
Decrease in marketable securities held-to-maturity	—	4,899,249
Net cash flows provided by discontinued investing activities	—	16,228,750
Net cash provided by investing activities	8,677,567	14,127,999

Cash flows from financing activities:
Redemption of shares held by Laurus	—	(6,545,340)
Proceeds from exercise of warrants and options	—	29,313
Decrease in restricted cash	—	5,400,000
Net cash used in financing activities	—	(1,116,027)
Net increase in cash and cash equivalents	8,480,945	4,029,495

Cash and cash equivalents at beginning of period	882,116	1,264,463
Cash and cash equivalents at end of period	$9,363,061	$5,293,958

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$90,000

Supplemental disclosure of non-cash financing activities:
Unrealized loss on marketable securities available-for-sale	$(202,200)	$(103,799)

See accompanying Notes to Condensed Financial Statements.

SECURE ALLIANCE HOLDINGS CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Secure Alliance Holdings Corporation (the “Company,” “we,” “us,” or “our”) is a Delaware corporation formerly engaged in the development, manufacture, sale and support of automated teller machines (“ATMs”) and electronic cash security systems, consisting of the Timed Access Cash Controller (“TACC”) products and the Sentinel products (together, the “Cash Security” products), which were designed for the management of cash.

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

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 excludes income taxes from the scope of SFAS 5, Accounting for Contingencies.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48.  FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or non-current liability, based upon the timing of the ultimate payment to a taxing authority.  We adopted FIN 48 as of October 1, 2007 and management determined that no tax reserve was required at that time.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common shareholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants.

(2)	Merger Agreement with Sequoia

On December 6, 2007, we entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) by and among Sequoia Media Group, LC, a private Utah limited liability company (“Sequoia”), the Company and SMG Utah, LC, a Utah limited liability company and wholly owned subsidiary of the Company (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into Sequoia (the “Merger”), with Sequoia continuing as the surviving entity in the Merger and each issued and outstanding Sequoia equity interest will automatically be converted into the right to receive 0.5806419 shares of the Company’s common stock, calculated after a 1 for 3 reverse stock split of the Company’s common stock contemplated to be effected prior to the Merger.  Immediately following the Merger, the members of Sequoia, in aggregate, will own approximately 80% of the equity interests in the Company and the shareholders of the Company will own the remaining approximately 20% equity interests in the combined company.

On March 31, 2008, Company, Sequoia and Merger Sub entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement.  The Amendment was entered into to, among other things, (i) effect a 1-for-2 reverse stock split instead of a 1-for-3 reverse stock split, (ii) provide that, immediately prior to the effectiveness of the Merger, the Company will declare and pay to its shareholders a cash dividend equal to approximately $2.0 million instead of distributing to shareholders common stock of a newly formed company with certain enumerated assets that were to be transferred to it by the Company, (iii) amend the amount of the proposed Merger Consideration to be provided under the Merger Agreement, such that each issued and outstanding Sequoia equity interest will automatically be converted into the right to receive 0.87096285 shares of the Company's common stock instead of the right to receive 0.5806419 shares of the Company's common stock, which adjustment was made to account for the change from a 1-for-3 reverse stock split to a 1-for-2 reverse stock split, and (iv) remove the closing condition that the Company have not less than $9.8 million in net cash or cash equivalents.

In addition, pursuant to a Loan and Security Agreement (“Loan Agreement”) entered into between the Company and Sequoia on December 6, 2007, the Company has loaned $2.5 million in secured financing to Sequoia through March 31, 2008.  Under the terms of the Loan Agreement, Sequoia has agreed to pay interest on the loan obligations at a rate per annum equal to 10%.  Interest on the loan obligations is payable on the scheduled maturity date, December 31, 2008.  In addition, if the loan obligations have not been paid in full on or prior to the scheduled maturity date, a monthly fee equal to 10% of the outstanding loan obligations is payable to the Company by Sequoia on the last day of each calendar month for which the loan obligations remain outstanding.

Our Board of Directors approved the Merger Agreement and the foregoing transactions at a special meeting on November 29, 2007.  The Merger is subject to shareholders approval and other customary conditions.  If the Company terminates the Merger Agreement before the consummation of the Merger in connection with the Company’s acceptance of a superior proposal, the Company has agreed to pay Sequoia a termination fee of $1,000,000 in cash under certain circumstances.  At closing of the Merger, outstanding stock options granted to our executive officers, Jerrell G. Clay and Stephen P. Griggs, to purchase an aggregate 1,900,000 shares of our common stock at exercise prices of $0.62 per share will fully vest and become immediately exercisable.

Our Board of Directors has set a special meeting of shareholders to be held on May 29, 2008 to approve the Merger and other related proposals.  Holders of our common stock as of the record date of April 16, 2008 will be entitled to vote at the special meeting.  A notice and proxy statement was mailed to shareholders on or about April 23, 2008.

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

As of March 31, 2008 and September 30, 2007, our common stock in Cashbox plc was recorded at a fair value of $303,300 and $505,500, respectively.  Unrealized gains on these shares of common stock were $3,300 and $205,500, which were added to shareholders ' equity as of March 31, 2008 and September 30, 2007, respectively.

(4)	Notes Receivable

Pursuant to the Loan Agreement, we loaned Sequoia $1,000,000 on December 6, 2007, $1,000,000 on January 18, 2008 and $500,000 on February 15, 2008.  The aggregate $2,500,000 in promissory notes bear interest at 10% per annum and are due December 31, 2008.  The loans are secured by a pledge of all of the assets of Sequoia.

At March 31, 2008, we had interest receivable on these notes of $32,054.  We recognized interest income on these notes of $24,931 and $32,054 during the three months and six months ended March 31, 2008, respectively.

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

Quarter Ended March 31, 2008 Compared with the Quarter Ended March 31, 2007

Selling, general and administrative expenses for the quarter ended March 31, 2008 increased by approximately $260,000 from the same period quarter ended March 31, 2007.  This increase is primarily due to higher professional fees associated with the proposed Merger Agreement with Sequoia and related costs.

We recorded a net loss from operations of $(0.4) million and $(0.1) million for the quarters ended March 31, 2008 and March 31, 2007, respectively.

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

Selling, general and administrative expense for the six months ended March 31, 2008 was $0.8 million compared with $0.6 million for the six months ended March 31, 2007.  This increase is primarily due to higher professional fees associated with the proposed Merger Agreement with Sequoia and related costs.

Income tax expense (benefit).  In assessing the realizability of deferred tax asset, management considers whether it is more likely than not some portion or all of the deferred tax assets will be realized.  We have established a valuation allowance for such deferred tax assets to the extent such amounts are not utilized to offset existing deferred tax liabilities reversing in the same periods.

We recorded a net loss from continuing operations of $(0.5) million and $(6.8) million for the six months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

On October 2, 2006, we became a shell public company with approximately $12.9 million in cash, cash equivalents and marketable securities held-to-maturity.

Working Capital

As of March 31, 2008, we had working capital of $12.0 million compared with working capital of $12.6 million at September 30, 2007.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements at March 31, 2008.

Indebtedness

We had no indebtedness or obligations under operating leases at March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of taxable, short-term money market instruments and certificates of deposit and debt securities with maturities between 90 days and one year.  We do not use derivative financial instruments in our investment portfolio.  We place our investments with high-credit quality issuers and we mitigate default risk by investing in only safe and high-credit quality securities and by monitoring the credit rating of investment issuers.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, the end of the period covered by this Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures were effective at a reasonable level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company had no legal proceedings during the quarter ended March 31, 2008.

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

SECURE ALLIANCE HOLDINGS CORPORATION
(Company)

May 15, 2008	/s/ JERRELL G. CLAY
Jerrell G. Clay
Chief Executive Officer

May 15, 2008	/s/ STEPHEN P. GRIGGS
Stephen P. Griggs
Principal Financial Officer