Form 10-Q
period 2008-06-30
aVINCI MEDIA CORP
filed 2008-08-14
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

*	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file Number 000-17288

aVINCI MEDIA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2193593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11781 South Lone Peak Parkway, Suite 270, Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 495-5700

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

Large accelerated filer *		Accelerated filer *
Non-accelerated filer *	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  * No  ☒

The number of shares of common stock outstanding as of the close of business on July 31, 2008 was 48,737,928.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,573,375	$859,069
Accounts receivable	239,354	448,389
Marketable securities available-for-sale	221,915	—
Inventory	44,257	21,509
Prepaid expenses	274,102	100,799
Deferred costs	234,178	294,602
Deposits and other current assets	6,803	44,201
Total current assets	5,593,984	1,768,569

Property and equipment, net	832,357	990,523
Intangible assets, net	96,044	74,689
Other assets	20,408	20,408
Total assets	$6,542,793	$2,854,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$173,856	$75,118
Accrued liabilities	565,869	823,772
Distributions payable	—	308,251
Current portion of capital leases	133,680	118,288
Current portion of deferred rent	44,864	38,580
Notes payable	—	1,000,000
Deferred revenue	451,391	493,599
Total current liabilities	1,369,660	2,857,608

Capital lease obligations, net of current portion	166,488	222,611
Deferred rent, net of current portion	51,526	71,839
Total liabilities	1,587,674	3,152,058

Commitments and contingencies

Series B redeemable convertible preferred units, no par value, 12,000,000 units authorized;
0 and 8,804,984 units outstanding, respectively (liquidation preferences of $0 and $6,603,182, respectively)	—	6,603,182

Stockholders’ Equity:
Series A convertible preferred units, no par value, 3,746,485 units authorized; 0 and 3,533,720 units outstanding, respectively (liquidation preference of $0 and $474,229, respectively)	—	474,229

Common units, no par value, 90,000,000 units authorized; 0 and 29,070,777 units outstanding, respectively	—	4,211,737

Common stock, $.01 par value, authorized 250,000,000 shares; issued and outstanding 48,737,928 and 38,986,114 shares outstanding, respectively	487,379	389,861
Additional paid-in capital	22,221,856	(389,861)
Accumulated deficit	(17,672,731)	(11,587,017)
Accumulated other comprehensive loss	(81,385)	—
Total stockholders’ equity (deficit)	4,955,119	(6,901,051)
Total liabilities and stockholders’ equity	$6,542,793	$2,854,189

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$116,203	$77,169	$189,699	$251,080

Operating expense:
Cost of sales	260,536	1,339	433,633	22,954
Research and development	430,153	453,457	990,530	797,886
Selling and marketing	449,635	215,177	966,796	513,994
General and administrative	1,324,656	731,239	2,468,896	1,328,359
Depreciation and amortization	57,208	41,378	114,206	84,623
Total operating expense	2,522,188	1,442,590	4,974,061	2,747,816

Loss from operations	(2,405,985)	(1,365,421)	(4,784,362)	(2,496,736)

Other income (expense):
Interest income	15,404	9,355	26,533	13,901
Interest expense	(54,823)	(328,924)	(126,112)	(671,166)
Total other income (expense)	(39,419)	(319,569)	(99,579)	(657,265)
Loss before income taxes	(2,445,404)	(1,684,990)	(4,883,941)	(3,154,001)
Income tax benefit	—	—	—	—
Net loss	(2,445,404)	(1,684,990)	(4,883,941)	(3,154,001)

Preferred dividends and deemed dividends	(976,000)	(190,000)	(976,000)	(190,000)

Distributions on Series B redeemable convertible preferred units	(94,420)	(41,931)	(225,773)	(41,931)

Net loss applicable to common stockholders	$(3,515,824)	$(1,916,921)	$(6,085,714)	$(3,385,932)

Basic and diluted loss per common share	$(0.08)	$(0.05)	$(0.15)	$(0.09)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic and diluted	41,585,509	38,986,114	40,278,631	38,986,114

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(UNAUDITED)

							Accumulated	Members’/
	Common Stock		Additional Paid-in	LLC Series A Convertible	LLC Common	Accumulated	Other Comprehensive	Stockholders’ Equity
	Shares	Amount	Capital	Preferred Units	Units	Deficit	Loss	(Deficit)

Balance, January 1, 2008	—	$—	$—	$474,229	$4,211,737	$(11,587,017)	$—	$(6,901,051)

Retroactive effect of shares issued in reverse merger dated June 6, 2008	38,986,114	389,861	(389,861)	—	—	—	—	—

Conversion of Series A preferred units to common units	—	—	—	(474,229)	474,229	—	—	—

Conversion of Series B preferred units to common units	—	—	—	—	6,603,182	—	—	6,603,182

Incentive common units issued upon conversion of Series B preferred units	—	—	—	—	976,000	(976,000)	—	—

Common units issued upon exercise of warrants	—	—	—	—	460,625	—	—	460,625

Employee equity-based compensation	—	—	36,969	—	125,101	—	—	162,070

Distributions on Series B redeemable convertible preferred units	—	—	—	—	—	(225,773)	—	(225,773)

Conversion of common units to common stock in connection with the reverse merger	—	—	12,850,874	—	(12,850,874)	—	—	—

Outstanding shares of Registrant at time of reverse merger dated June 6, 2008	9,742,016	97,420	9,719,922	—	—	—	—	9,817,342

Common stock issued upon exercise of options	9,798	98	3,952	—	—	—	—	4,050

Unrealized loss on marketable securities available for sale	—	—	—	—	—		(81,385)	(81,385)

Net loss	—	—	—	—	—	(4,883,941)	—	(4,883,941)

Balance, June 30, 2008	48,737,928	$487,379	$22,221,856	$—	$—	$(17,672,731)	$(81,385)	$4,955,119

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,883,941)	$(3,154,001)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	221,424	297,713
Accretion of debt discount	—	338,593
Equity-based compensation	162,070	24,429
(Gain) loss on disposal of equipment	(38)	1,063
Decrease (increase) in:
Accounts receivable	209,035	(78,333)
Unbilled accounts receivable	—	245,660
Inventory	(22,748)	(22,383)
Prepaid expenses	(120,742)	50,511
Deferred costs	60,424	—
Deposits and other current assets	37,398	18,985
Increase (decrease) in:
Accounts payable	67,839	181,748
Accrued liabilities	(363,533)	52,182
Deferred rent	(14,029)	—
Deferred revenue	(42,208)	114,180
Net cash used in operating activities	(4,689,049)	(1,929,653)

Cash flows from investing activities:
Purchase of property and equipment	(38,791)	(360,563)
Purchase of intangible assets	(26,355)	—
Net cash used by investing activities	(65,146)	(360,563)

Cash flows from financing activities:
Proceeds from convertible debentures	—	1,535,000
Payment of loan costs	—	(117,080)
Payment on members notes	—	(265,783)
Proceeds from issuance of Series B preferred units	—	2,050,000
Net cash received in reverse merger	7,098,010	—
Proceeds from notes payable	1,500,000	—
Proceeds from exercise of warrants	460,625	—
Proceeds from exercise of stock options	4,050	—
Payment of accrued dividends	(534,024)	—
Principal payments under capital lease obligations	(60,160)	(2,296)
Net cash provided by financing activities	8,468,501	3,199,841
Net increase in cash and cash equivalents	3,714,306	909,625

Cash and cash equivalents at beginning of period	859,069	168,692
Cash and cash equivalents at end of period	$4,573,375	$1,078,317

Cash paid for income taxes	$113,028	$—

Cash paid for interest	$22,277	$12,362

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 2008:

•
The Company issued 1,525,000 common units to Amerivon Holdings Inc. (Amerivon) to induce the conversion of preferred units to common units immediately prior to the closing of the transaction between Secure Alliance Holdings Corporation (SAH) and Sequoia Media Group (Sequoia). These inducements units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders by $976,000.

•	The Company acquired $19,429 of office equipment through capital lease agreements.

•	The Company incurred an unrealized loss on marketable securities available-for-sale of $81,385.

•	The Company converted $474,229 of Series A preferred units to common units.

•	The Company converted $6,603,182 of Series B preferred units to common units.

•	The Company converted $12,850,874 of common units to common stock in connection with the reverse merger.

•	The Company acquired the following balance sheet items as a result of the reverse merger transaction:

o	Cash - $7,098,010
o	Marketable securities available-for-sale - $303,300
o	Prepaid expenses and other assets - $52,561
o	Note receivable - $2,500,000 (eliminated against note payable owed to SAH)
o	Interest receivable - $103,834 (eliminated against interest payable to SAH)
o	Accounts payable - $30,899
o	Accrued expenses - $209,465

During the six months ended June 30, 2007:

•	The Company issued 3,566,667 Series B redeemable convertible preferred units in exchange for a subscription receivable of $2,675,000.

•	The Company converted notes payable of $1,558,178 into 2,318,318 Series B redeemable convertible preferred units.

•	The Company converted $2,602,668 of debentures payable and related accrued interest into 7,523,355 common units.

•
The Company recorded debt discount associated with convertible debentures payable of $8,129 as well as beneficial conversion feature of $171,875 both of which were converted to Series B redeemable convertible preferred units.

•	The Company acquired $37,600 of office furniture through capital lease agreements.

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
aVinci Media Corporation (the Company), is the result of a merger transaction between Sequoia Media Group, LC (Sequoia), a Utah limited liability company, and Secure Alliance Holdings Corporation (SAH), a publicly held company.  The Company is a Delaware corporation that develops and sells an engaging way for anyone to tell their “Story” with personal digital expressions. The Company’s products simplify and automate the process of creating professional-quality multi-media productions using personal photos and videos.

Sequoia was originally formed as a Utah limited liability company on March 15, 2003.  On June 6, 2008, as discussed below in Note 2, Sequoia completed a merger transaction with SAH, a publicly held company.  Because the owners of Sequoia obtained approximately 80% of the common stock of SAH through the merger transaction, the merger has been accounted for as a reverse merger.  The historical financial statements reflect the operations of Sequoia through the date of the reverse merger and those of the combined entity from the date of the reverse merger through the end of the period.  In connection with the reverse merger transaction, SAH changed its name to aVinci Media Corporation.

Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP).

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes included in the Company’s Form 8-K filing on June 11, 2008, are adequate to make the information presented not misleading. Results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Concentration of Credit Risk and Significant Customer
The Company maintains its cash in bank demand deposit accounts, which at times may exceed the federally insured limit or may be maintained in non-insured institutions. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk with respect to cash.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers and requires no collateral. Concentrations of accounts receivable and revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Customer A	45%	68%	47%	68%
Customer B	32%	0%	20%	0%
Customer C	16%	2%	16%	2%
Customer D	6%	30%	8%	30%

	June 30, 2007		June 30, 2007
	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Customer E	100.0%	100.0%	100.0%	100.0%

Net Loss per Common Share
Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted average shares used in the computation of EPS for the three and six month periods ended June 30, 2008 and 2007 include the shares issued in connection with the reverse merger on June 6, 2008 (see Note 2).  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of each reporting period.

Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants. During 2007, potentially dilutive common units also included convertible preferred units, redeemable convertible preferred units and convertible notes and debentures. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the three and six-month periods ended June 30, 2008 and 2007.

As of June 30, 2008 and 2007, the Company had 6,771,254 and 14,000,126 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable
Accounts receivable are recorded at net realizable values and are due within 30 days from the invoice date. The Company maintains allowances for doubtful accounts, when necessary, for estimated losses resulting from the inability of customers to make required payments. These allowances are based on specific facts and circumstances pertaining to individual customers and historical experience. Provisions for losses on receivables are charged to operations. Receivables are charged off against the allowances when they are deemed uncollectible. As of June 30, 2008 and December 31, 2007, there were no allowances for doubtful accounts required against the Company’s receivables.

Inventories
Inventories are stated at the lower of cost or market determined using the first-in, first-out method.

Intangible Assets
Intangible assets consist of costs to acquire patents and licenses for use of certain music tracks. All of the Company’s intangible assets have finite useful lives.

Intangible assets with finite useful lives are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2008 and December 31, 2007, management determined that the carrying amounts of the Company’s intangible assets were not impaired.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment consists of computers, software and equipment, and furniture and fixtures. Depreciation and amortization are calculated using the straight-line method over the estimated economic useful lives of the assets or over the related lease terms (if shorter), which are three and five years, respectively.

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Gains or losses from the sale or retirement of property and equipment are recorded in the statements of operations.

The Company reviews its property and equipment for impairment when events or changes in circumstances indicate that the carrying amount may be impaired. If it is determined that the related undiscounted future cash flows are not sufficient to recover the carrying value, an impairment loss is recognized for the difference between carrying value and fair value of the asset.

As of June 30, 2008 and December 31, 2007, management determined the carrying amounts of the Company’s property and equipment were not impaired.

Revenue Recognition and Deferred Revenue
Prior to March 31, 2007, the Company generated the majority of its revenue from one customer. The contract with this customer included software development, software license, post-contract support (PCS), and training. Because the contract included the delivery of a software license, the Company accounted for the contract in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software.

Because the contract included services to provide significant production, modification, or customization of software, in accordance with SOP 97-2, the Company accounted for the contract based on the provisions of Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In accordance with these provisions, the Company determined to use the percentage-of-completion method of accounting to record the revenue for the entire contract. The Company utilized the ratio of total actual costs incurred to total estimated costs to determine the amount of revenue to be recognized at each reporting date.

As of December 31, 2007, this contract was completed and all revenue under this contract had been recognized. The Company has no further obligations under this contract.

The Company records billings and cash received in excess of revenue earned as deferred revenue. The deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. Revenue earned but not billed is classified as unbilled accounts receivable in the balance sheet. The Company bills customers as payments become due under the terms of the customer’s contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that it will not be able to collect amounts due under the terms of existing contracts.

Under the current business model, the Company generates revenue from the sale of software, equipment, software licenses, applications development and implementation services, support, training services, and product royalties. The Company continues to apply the guidance provided in SOP 97-2 to recognize revenue on contracts that include a software component. SOP 97-2 generally provides that until vendor specific objective evidence (VSOE) of fair value exists for the various components within the contract, that revenue is deferred until delivery of all elements except for PCS and training has occurred.

After all elements are delivered except for PCS and training, deferred revenue is recognized over the remaining term of the contract. Because of the Company’s limited sales history, it does not have VSOE for the different components that may be included in sales contracts.

Once VSOE is established, the Company will allocate a portion of the contract fee to each undelivered element based on the relative fair values of the elements and allocate the fee for delivered software licenses using the residual method. The Company plans to establish VSOE for the various elements of its contracts based on the price charged when the same element is sold separately. For consulting services, the Company plans to base VSOE on the rates charged when the services are sold separately under time-and-materials contracts. The Company intends to base VSOE for training on the rates charged when training is sold separately for supplemental training courses.

For PCS, VSOE will be determined by reference to the renewal rate charged to the customer in future periods.

The Company intends to recognize support revenue from contracts for ongoing technical support and unspecified product updates ratably over the support period.

The Company plans to recognize training revenue as the services are performed.

The Company plans to recognize license revenues from software licenses that do not include services or where the related services are not considered essential to the functionality of the software, when the following criteria are met: a signed noncancellable license agreement with nonrefundable fees has been obtained; the software product has been delivered; there are no uncertainties surrounding product acceptance; the fees are fixed and determinable; and collection is considered probable.

For certain contracts for which reasonably dependable estimates cannot be made or for which inherent hazards make estimates doubtful, the Company recognizes revenue under the completed-contract method of contract accounting.

In one contract entered into during 2007, the Company sold fulfillment equipment, hardware and software installation, and software licenses. The Company deferred all revenues related to these contracts as there was no VSOE established for the software portion of the product. During the quarter ended March 31, 2008, all elements of the contract were delivered except for PCS and training. In accordance with SOP 97-2, deferred revenue is being recognized over the remaining term of the contract on a straight-line basis.

The Company capitalized the direct cost of the equipment and is amortizing it as the related revenue is recognized.

The Company entered into additional contracts during 2007 and 2008 in which the Company sells its product through a retailer. The product includes both software and the means to submit data to the Company for fulfillment. As there was no VSOE for the software portion of the product, the Company deferred all revenues related to these contracts until the only undelivered element of the contract was PCS and training in accordance with SOP 97-2. During 2008, the Company started recognizing revenue under these contracts on a straight-line basis over the remaining term of the contract.

Software Development Costs
Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The costs to develop software have not been capitalized as management has determined that its software development process is essentially completed concurrent with the establishment of technological feasibility.

Accounting for Equity Based Compensation
The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment which requires recognition of expense (generally over the vesting period) based on the estimated fair value of equity-based payments granted. The effect of accounting for equity-based awards under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007, was to record equity based compensation of $87,825, and $10,078, respectively; and for the six months ended June 30, 2008 and 2007 was to record equity based compensation of $162,070, and $24,429, respectively, of equity-based compensation expense in general and administrative expense.

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Expected dividend yield	—
Expected share price volatility	40% - 198%
Risk-free interest rate	4.06% - 7.50%
Expected life of options	2.5 years – 4.25 years

Income Taxes
For the three and six months ended June 30, 2008 and 2007, no provisions for income taxes were required. Prior to June 6, 2008, the Company was a flow-through entity for income tax purposes and did not incur income tax liabilities. As of June 6, 2008, the Company became a taxable entity and will accrue income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.

At June 30, 2008, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

In June 2008, following the merger transaction described in Note 2 below, the Company paid $113,028 in federal income taxes for SAH’s September 30, 2007 federal income tax return. Also in June 2008, the Company paid $85,434 towards SAH’s estimated Texas Franchise Tax. Both of these items were accrued for by SAH at the time of the merger transaction.

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective beginning in the first quarter of fiscal 2008.  The adoption of the accounting pronouncement had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to confirm to the 2008 presentation.

2.  Agreement and Plan of Merger

Effective December 6, 2007, Secure Alliance Holdings Corporation (SAH) a publicly held company and the Sequoia Media Group, LC (Sequoia) executed an Agreement and Plan of Merger, whereby SAH agreed to acquire 100% of the issued and outstanding equity units of Sequoia. Each issued and outstanding membership interest of Sequoia would be converted into the right to receive .87096285 post-split shares of the SAH’s common stock, or approximately 80% of its post-reorganization outstanding common stock.

On June 6, 2008, the SAH and Sequoia closed the merger transaction described above. In connection with the merger transaction, the unit holders of Sequoia exchanged all of their units for shares of common stock of SAH. The number of shares of SAH stock received in the merger represent approximately 80% of the total outstanding shares of SAH. Because the unit holders of Sequoia obtained a majority ownership in SAH through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the operations of Sequoia through June 6, 2008 and reflect the consolidated operations of SAH and Sequoia from June 6, 2008 through June 30, 2008.  As a result of the merger, Sequoia received approximately $7.1 million in cash to fund operations in addition to the $2.5 million previously loaned to Sequoia by SAH.

In connection with the Agreement and Plan of Merger, Sequoia entered into a Loan and Security agreement and Secured Note with SAH on December 6, 2007 in order to ensure adequate funds through the closing date. The agreement provided for SAH to loan a total of up to $2.5 million to Sequoia through the closing date. A total of $1 million was received under the Secured Note on December 6, 2007. On January 15, 2008 and February 15, 2008, Sequoia received $1,000,000 and $500,000, respectively, under the Secured Note (see Note 5). In connection with the merger closing, the $2.5 million notes payable were eliminated along with the related interest payable of approximately $104,000.

3.  Marketable Securities Available-for-Sale

The Company owns 2,022,000 shares of the common stock of Cashbox plc as a result of the merger transaction (see Note 2). The Company determined the market value of the shares and pursuant to SFAS No. 115, Accounting for Investments in Equity and Debt Securities, and classified these shares as available for sale. Pursuant to the SFAS No. 115 the unrealized change in fair value was excluded from earnings and recorded net of tax as other comprehensive loss.

As of June 30, 2008, the common stock of Cashbox plc was recorded at a fair value of $221,915. Unrealized losses on these shares of common stock were $81,385, which were included in stockholders ' equity as of June 30, 2008.

4.  Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Bonuses payable	$270,000	$554,000
Payroll and payroll taxes payable	267,674	229,245
Other	28,195	40,527

Totals	$565,869	$823,772

5.  Notes Payable

In connection with the Agreement and Plan of Merger (see Note 2), Sequoia entered into a Loan and Security Agreement and Secured Note with SAH on December 6, 2007 in order to ensure adequate funds through the merger closing date. The agreement provided for SAH to loan a total of up to $2.5 million to Sequoia through the merger closing date. A total of $1 million was received under the Secured Note as of December 31, 2007. An additional $1,500,000 was advanced during the three months ended March 31, 2008. The amounts advanced under the Secured Note were secured by all assets of Sequoia, accrued interest at 10% per annum and principal and interest were due and payable on December 31, 2008. As disclosed in Note 2, in connection with the merger on June 6, 2008, the balance of notes payable of $2.5 million and the related accrued interest of approximately $104,000 were eliminated.

6.  Capital Lease Obligations

The Company leases certain equipment and fixtures under noncancelable long-term leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease terms at a bargain purchase price. Assets held under these capital leases included in property and equipment were as follows:

	June 30, 2008	December 31, 2007
Computers and equipment	$368,876	$349,448
Furniture and fixtures	37,600	37,600
	406,476	387,048
Less accumulated amortization	(121,345)	(53,623)

Property and equipment under capital lease	$285,131	$333,425

Depreciation expense for assets held under capital leases during the six months ended June 30, 2008 and 2007 was $65,239 and $8,455, respectively.

Capital lease obligations have imputed interest rates from approximately 7% to 22% and are payable in aggregate monthly installments of approximately $14,000, maturing through 2010. The leases are secured by equipment.

Future maturities and minimum lease payments on the capital lease obligations are as follows as of June 30, 2008:

Year Ending December 31:	Minimum Lease Payments
2008	$83,081
2009	166,162
2010	97,302
346,545
Amount representing interest	(46,377)

Total principal	300,168
Current portion	(133,680)

Long-term portion	$166,488

7.  Related Party Transactions

Consulting Agreement
During the three and six months ended June 30, 2008, pursuant to an agreement executed during the year ended December 31, 2007, the Company recorded expense of $476,667 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc. (Amerivon), a significant shareholder of the Company. During the three and six months ended June 30, 2008, the Company paid Amerivon $695,000 and $745,000, respectively, for this agreement.

Distributions
The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. During the six months ended June 30, 2008 and 2007, the Company accrued $202,696 and $41,931, respectively, for distributions due on the Series B redeemable convertible preferred units held by Amerivon. The Company paid Amerivon $447,783 for the accrued distributions in June 2008.

Warrant Exercise
On January 30, 2008, Amerivon exercised 1,504,680 warrants to purchase common units of Sequoia for cash received of $414,625; and on June 5, 2008, Amerivon exercised 87,096 warrants to purchase common units of Sequoia for a total price of $46,000. These exercises, along with Amerivon’s conversion of convertible preferred units, increased Amerivon’s ownership percentage to 45.4% of all common units prior to the merger on June 6, 2008.

Notes Payable and Series B Redeemable Convertible Preferred Units
On January 19, 2007 and again on February 14, 2007, the Company issued $500,000 of convertible notes payable to Amerivon. These convertible notes payable accrued interest at 9% per annum, and had a maturity date of June 30, 2007. A beneficial conversion feature in the amount of $171,875 was recognized, all of which was accreted to interest expense as of June 30, 2007.

In December 2006, the Company entered into various loans with members of the Company totaling $265,783. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. Loan origination fees of $20,005 were recorded as an intangible asset to be amortized over the life of the loans. On January 5, 2007, an additional $20,000 was loaned to the Company. In April and May 2007, total outstanding principal, accrued interest, and loan origination fees of $285,783, $10,376, and $20,005, respectively, were paid and the associated asset was fully amortized.

8.  Common and Preferred Units

Previous to the merger (see Note 2), as of December 31, 2007, the Company had authorized 90,000,000 common units and 20,000,000 preferred units, all with no par value. Previous to the merger, the Company had designated 3,746,485 preferred units as Series A and 12,000,000 preferred units as Series B.

Series A Convertible Preferred Units
During 2008, there were no Series A preferred units issued. As of December 31, 2007, there were 3,533,720 Series A preferred units outstanding. In connection with the merger disclosed in Note 2 all series A preferred units were converted to common units and exchanged for common shares of SAH.

Series B Redeemable Convertible Preferred Units
During 2008, there were no Series B preferred units issued. As of December 31, 2007, there were 8,804,984 units of Series B preferred units outstanding. In connection with the merger disclosed in Note 2 all series B preferred units were converted to common units and exchanged for common shares of SAH.

Common Units
As of June 5, 2008 and December 31, 2007, there were 44,762,086 and 29,070,777 common units outstanding respectively. In connection with the merger disclosed in Note 2, all common units held were exchanged for common shares of SAH.

In accordance with an executed letter agreement with an institutional investor, on June 5, 2008, immediately preceding the closing of the merger described in Note 2, the Company issued an additional 1,525,000 common units upon the voluntary conversion of all outstanding Series B preferred units owned by the investor.

9.  Options and Warrants

Common Share Warrants
The following tables summarize information about common share warrants as of June 30, 2008 and December 31, 2007:

	As June 30, 2008 Outstanding			As of June 30, 2008 Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.53	949,350	1.0	$0.53	949,350	$0.53
1.16	300,000	6.0	1.16	--	--
$.53 – 1.16	1,249,350	2.2	$0.68	949,350	$0.53

	As of December 31, 2007 Outstanding and Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.28	1,504,680	0.1	$0.28
0.53	1,036,446	1.5	0.53
$.28 -.53	2,541,126	0.7	$0.38

During the three months ended June 30, 2008, 87,096 warrants with an exercise price of $0.53 were exercised for a total of $46,000. In January 2008, the Company received proceeds of $414,625 upon the exercise of 1,504,680 warrants at an exercise price of $0.28. For the six months ended June 30, 2008, a total of 1,591,776 warrants were exercised. All common unit warrants outstanding as of the date of the merger (see Note 2) were converted into warrants to purchase the common stock of SAH.

Common Share Options
The following tables summarize information about common share options:

	June 30, 2008
	Number of shares	Weighted- Average Exercise Price

Outstanding at beginning of period	6,605,161	$0.64
Granted	—	—
Exercised	(9,798)	0.41
Cancelled	(123,459)	0.70
Outstanding at end of period	6,471,904	0.64
Exercisable at period end	1,510,430	0.46
Weighted average fair value of options granted during the period	$—

	As of June 30, 2008
	Outstanding			Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	1,306,444	4.0	$0.18	653,222	$0.18	3.5
0.28	444,191	2.8	0.28	351,651	0.28	2.8
0.41	235,160	3.2	0.41	162,761	0.41	3.2
0.71	3,536,109	4.7	0.71	26,129	0.71	4.5
1.24	950,000	2.7	1.24	316,667	1.24	2.7
$.18 - 1.24	6,471,904	4.1	$0.64	1,510,430	$0.46	3.2

As of June 30, 2008, options outstanding had an aggregate intrinsic value of $4,452,832.

As of June 30, 2008, there was approximately $1,299,083 of total unrecognized equity-based compensation cost related to option grants that will be recognized over a weighted average period of 1.99 years. All common unit options outstanding as of the date of the merger (see Note 2) were converted into options to purchase the common stock of SAH.

10.  Commitments and Contingencies

Litigation
On December 17, 2007, Robert L. Bishop, who worked with the Company in a limited capacity in 2004 and is a current member of a limited liability company that owns an equity interest in the Company, filed a legal claim alleging a right to unpaid wages and/or commissions (with no amount specified) and Company equity. The complaint was served on the Company on January 7, 2008. The Company timely filed an Answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with the Company’s capital raising efforts. The Company intends to vigorously defend against Mr. Bishop’s claims and pursue its counterclaim.

Operating Leases
The Company has operating leases for office space and co-location services with terms expiring in 2009, 2010, and 2012. Future minimum lease payments are approximately as follows:

Years Ending December 31,	Amount

2008	$158,400
2009	309,100
2010	139,400
2011	5,400
2012	3,600

Total	$615,900

Rental expense under operating leases for the six months ended June 30, 2008 and 2007 totaled $102,563 and $142,780, respectively.

Purchase Commitments
On November 29, 2007, the Company entered into an agreement which includes a noncancelable purchase commitment for minimum guaranteed royalties in the amount of $97,000.

Warranty Obligations
The Company provides a 90-day warranty on certain manufactured products. As of June 30, 2008 and December 31, 2007, these obligations were not significant. The Company does not expect these obligations to become significant in the future and no related liability has been accrued as of June 30, 2008 and December 31, 2007.

11.  Fair Value

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that aVinci uses to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

•
Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting, etc.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, when certain assets and liabilities are not traded in observable markets aVinci must use other valuation methods to develop a fair value.

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$221,915	$221,915	—	—

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

The following discussion and certain other sections of this Report on Form 10-Q contain statements reflecting the Company’s views about its future performance and constitutes “forward-looking statements.” Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.  In particular, factors that could cause actual results to differ materially from those in forward looking statements include, our inability to obtain additional financing on acceptable terms, risk that our products and services will not gain widespread market acceptance; continued consumer adoption of digital technology, inability to compete with others who provide comparable products, the failure of our technology, inability to respond to consumer and technological demands, inability to replace significant customers; seasonal nature of our business and other risks detailed in our filings with the Securities and Exchange Commission.  Forward looking statements speak only as of the date made and are not guarantees of future performance. We undertake no obligation to publicly update or revise any forward-looking statements. When used in this document, the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “plan”, “should”, “intend”, “may”, “will”, “would”, “potential”, and similar expressions may be used to identify forward-looking statements.

Overview

aVinci makes software technology that it packages in various forms available to mass retailers, specialty retailers, Internet portals and web sites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media. aVinci’s customers are retailers and other vendors and not end consumers. aVinci enables its customers to sell its products to the end consumer who remain customers of the vendor.

aVinci’s revenue model generally relies on a per product royalty. With all product deployments except a retail kit product, each time an end customer makes a product utilizing aVinci’s technology, aVinci receives a royalty from its retail customer. From the royalties received, aVinci pays the royalties associated with licensed media and technology. If aVinci is performing product fulfillment, aVinci also pays the costs of goods associated with the production of the product. If aVinci’s customer utilizes in-store fulfillment, its customer pays the cost of goods associated with production.

Through 2007, aVinci generated revenues through the sales of DVD products created using its technology. During 2008, aVinci intends to deploy its technology to create photo books and posters. aVinci will continue to utilize its current revenue model of receiving a royalty for each product made using its technology.

aVinci signed its first agreement in 2004 under which it supplied its software technology to BigPlanet, a company that markets, sells, and fulfilled personal DVD products for its customers. Through 2006 all of aVinci’s revenues were generated through BigPlanet. Under the terms of this agreement, BigPlanet was required to make minimum annual guaranteed payments to aVinci in the amount of $1 million to be paid in 12 equal monthly installments. The BigPlanet agreement included software development, software license, post-contract support and training. As a result of the agreement terms, aVinci determined to use the percentage-of-completion method of accounting to record the revenue for the entire contract. aVinci utilized the ratio of total actual costs incurred to total estimated costs incurred related to BigPlanet to determine the proportional amount of revenue to be recognized at each reporting date.

During 2006, aVinci signed an additional agreement to provide its technology in Meijer stores. The technology began being deployed in Meijer stores in April 2008 and has begun generating revenues in each store where the technology has been deployed. Full deployment in all 180 Meijer stores occurred in May 2008.

In 2007, aVinci signed an agreement with Fujicolor to deploy its technology on Fujicolor kiosks located in domestic Wal-Mart stores. aVinci has begun generating limited revenues through Wal-Mart and anticipates generating additional revenues through its Wal-Mart deployment during 2008.

aVinci manufactures its DVDs in its Draper, Utah facility and uses services of local third-party vendors to produce print DVD covers and inserts and to assemble and ship final products. Through a services agreement, aVinci began using Qualex to manufacture DVD and print product orders for certain customers. Qualex has deployed equipment in Allentown, Pennsylvania and Houston, Texas to manufacture aVinci product orders.

Basis of Presentation

Net Revenues. aVinci generates revenues primarily from licensing the rights to customers to use its technology to create DVD products and from providing software through retail and online outlets that allow end consumers access to the technology to generate product orders which aVinci produces and ships. Customers then pay royalties to aVinci on orders produced. aVinci’s ongoing revenue agreements are generally multiple element contracts that may include software licenses, installation and set-up, training and post contract customer support (PCS). For some of the agreements, aVinci produces DVDs for the end customer. For other agreements, aVinci provides blank DVD materials and aVinci’s customer produces DVDs for the end customer. For other contracts, aVinci does not provide any materials and aVinci’s customer fulfills the orders for the end consumer. Vendor specific objective evidence of fair value (VSOE) does not exist for any of the elements of these contracts. Therefore, revenue under the majority of aVinci’s contracts is deferred until all elements of the contract have been delivered except for the training and PCS. At that time, the revenue is recognized over the remaining term of the contract on a straight-line basis. Beginning in 2008, aVinci will allow customers to place orders via its website and pay using credit cards. Revenues for orders placed online will be recognized upon shipment of the product.

As aVinci expands its product offering through additional customers, aVinci believes its business and revenues will be subject to seasonal fluctuations prevalent in the photo industry. A substantial portion of its revenues will likely occur during the holiday season in the fourth quarter of the calendar year. aVinci expects to experience lower net revenues during the first, second and third quarters than it experiences in the fourth quarter. This trend follows the typical photo and retail industry patterns.

aVinci has begun tracking key metrics to understand and project revenues and costs in the future, which include the following:

Average Order Size. Average order size includes the number of products per order and the net revenues for a given period of time divided by the total number of customer orders recorded during that same period. As aVinci expands its product offerings, it expects to increase the average order size in terms of products ordered and revenue generated per order.

Total Number of Orders. For each customer, aVinci monitors the total number of orders for a given period, which provides an indicator of revenue trends for such customer. aVinci recognizes the revenues associated with an order when the products have been shipped. Orders are typically processed and shipped within three business days after a customer order is received.

aVinci believes the analysis of these metrics provides it with important information on its overall revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of its net revenues and operating results.

Cost of Revenues. aVinci’s cost of revenues consist primarily of direct materials including DVDs, DVD cases, picture sheet inserts, third-party printing, assembly and packaging costs, payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities and depreciation of production equipment. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of capitalized website development costs. aVinci capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the development phase are capitalized and amortized in cost of revenues over the product’s estimated useful life.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. aVinci anticipates that each of the following categories of operating expenses will increase in absolute dollar amounts.

Research and development expense consists primarily of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of aVinci’s deployment of its products or various delivery platforms including online, web and shrinkwrap deployments. Research and development expense also includes co-location and bandwidth costs.

Sales and marketing expense consists of costs incurred for marketing programs and personnel and related expenses for aVinci customer acquisition, product marketing, business development and public relations activities.

General and administrative expense includes general corporate costs, including rent for the corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees will also be included in general and administrative expense in 2008. aVinci also anticipates both an additional one-time cost and a continuing cost associated with public reporting requirements and compliance with the Sarbanes-Oxley Act of 2002, as well as additional costs such as investor relations and higher insurance premiums.

Interest Expense. Interest expense consists of interest costs recognized under aVinci’s capital lease obligations and for borrowed money.

Income Taxes. Prior to the reverse merger transaction, aVinci had been a limited liability company and not subject to entity taxation. Going forward, aVinci anticipates making provision for income taxes depending on the statutory rate in the countries where it sells its products. Historically, aVinci has only been subject to taxation in the United States. If aVinci continues to sell its products primarily to customers located within the United States, aVinci anticipates that its long-term future effective tax rate will be between 38% and 45%, without taking into account the use of any of aVinci’s net operating loss carry forwards. However, aVinci anticipates that in the future it may further expand its sales of products to customers located outside of the United States, in which case it would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

Critical Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue. The Company’s revenue contracts generally include a software license and post-contract support (PCS), and may include training, implementation, and other services such as product fulfillment services. Because the contracts generally include the delivery of a software license, the Company accounts for the majority of its revenue contracts in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software. SOP 97-2 generally provides that until vendor specific objective evidence (VSOE) of fair value exists for the various components within the contract, that revenue is deferred until delivery of all elements except for PCS and training has occurred.

After all elements are delivered except for PCS and training, deferred revenue is recognized over the remaining term of the contract. Because of the Company’s limited sales history, it does not have VSOE for the different components that may be included in sales contracts.

The Company records billings and cash received in excess of revenue earned as deferred revenue. The deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. Revenue earned but not billed is classified as unbilled accounts receivable in the balance sheet. The Company bills customers as payments become due under the terms of the customer’s contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that it will not be able to collect amounts due under the terms of existing contracts.

Accounting for Equity Based Compensation. The Company accounts for equity-based compensation in accordance with SFAS No. 123(R) (revised 2004), Share-Based Payment which requires recognition of expense (generally over the vesting period) based on the estimated fair value of equity-based payments granted.

Results of Operations

For the first six months of 2008, we had revenues of $189,699, an operating loss of $4,784,362, a net loss of $4,883,941, and a net loss applicable to common stockholders of $6,085,714. This compares to revenues of $251,080, an operating loss of $2,496,736, a net loss of $3,154,001, and a net loss applicable to common stockholders of $3,385,932 for the same period in 2007.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Revenues	100%		100%		100%		100%

Operating expense:
Cost of sales	224%		2%		229%		9%
Research and development	370%		588%		522%		318%
Selling and marketing	387%		279%		510%		205%
General and administrative	1,140%		947%		1,301%		529%
Depreciation and amortization	49%		54%		60%		33%
Total operating expense	2,170%		1,870%		2,622%		1,094%

Loss from operations	(2,070%	)	(1,770%	)	(2,522%	)	(994%	)

Other income (expense):
Interest income	13%		12%		14%		5%
Interest expense	(47%	)	(426%	)	(67%	)	(267%	)
Total other income (expense)	(34%	)	(414%	)	(53%	)	(262%	)

Net loss	(2,104%	)	(2,184%	)	(2,575%	)	(1,256%	)

Preferred dividends and deemed dividends	(840%	)	(246%	)	(514%	)	(76%	)

Distributions on Series B redeemable convertible preferred units	(82%	)	(54%	)	(119%	)	(17%	)

Net loss applicable to common stockholders	(3,026%	)	(2,484%	)	(3,208%	)	(1,349%	)

Revenues.

Total revenues increased $39,034, or 51 percent, to $116,203 for the three months ended June 30, 2008, as compared to $77,169 for the same period in 2007. The increase in revenue during the three months ended June 30, 2008 over the same period in 2007 is primarily due to the increase in the number of customers from year to year. For the six months ended June 30, 2008, total revenues decreased $61,381, or 24% to $189,699 as compared to $251,080 for the same period in 2007. The decrease in revenue for the six months ended is due to the expiration of aVinci’s agreement with BigPlanet on December 31, 2007.

Three customers accounted for a total of 93 percent of aVinci’s revenues for the three months ending June 30, 2008 (individually 45 percent, 32 percent, and 16 percent) compared to one customer accounting for all of the revenue for the same period in 2007. Three customers accounted for a total of 83 percent of aVinci’s revenues for the six months ending June 30, 2008 (individually 47 percent, 20 percent, and 16 percent) compared to one customer accounting for all of the revenue for the same period in 2007. No other single customer accounted for more than 10 percent of aVinci’s total revenues for the three and six months ended June 30, 2008 or the same periods in 2007.

Operating Expenses.

Cost of Goods Sold. aVinci’s cost of goods sold increased $259,197 to $260,536 for the three months ended June 30, 2008, compared to $1,339 for the same period in 2007. For the six months ended June 30, 2008, cost of goods sold increased $410,679 to $433,633 compared to $22,954 for the same period in 2007. The increases in cost of goods sold are primarily due to the change in the type of work being performed in 2008 versus 2007. In 2007, aVinci primarily supplied software technology to build DVD movies for a single customer – BigPlanet. In 2008, aVinci has multiple customers and the cost of goods sold includes not only fulfillment costs, but also includes a portion of the cost of hardware to one of aVinci’s customers that purchased fulfillment equipment from aVinci. (Both the revenue and costs associated with this contract are being recognized over the life of the contract.)

Research and Development. aVinci’s research and development expense decreased $23,304, or 5%, to $430,153 for the three months ended June 30, 2008, compared to $453,457 for the same period in 2007. The decrease is primarily due to the payment of recruiting fees of approximately $46,000 during the three month ended June 30, 2007. For the six months ended June 30, 2008, research and development increased $192,644, or 24% to $990,530 as compared to $797,886, for the same period in 2007. The increase in research and development expenses for the six month period is due primarily to an increase in personnel and related costs for new employees and consultants involved with technology development for deployments and ongoing maintenance of aVinci’s products in Wal-Mart on kiosks, with various retailers online and with various retailers in the form of hard good kits.

Selling and Marketing. aVinci’s selling and marketing expense increased $234,458, or 109%, to $449,635 for the three months ended June 30, 2008, compared to $215,177 for the same period in 2007. For the six months ended June 30, 2008, selling and marketing increased $452,802, or 88% to $966,796 compared to $513,994, for the same period in 2007. The increases are primarily due to additional personnel and the related costs for new employees and consultants involved with aVinci’s increased marketing efforts directed at mass retailers.

General and Administrative. aVinci’s general and administrative expense increased $593,417, or 81%, to $1,324,656 for the three months ended June 30, 2008, compared to $731,239 for the same period in 2007. For the six months ended June 30, 2008, general and administrative expenses increased $1,140,537, or 86% to $2,468,896 compared to $1,328,359, for the same period in 2007. The increases are primarily due to an increase in consulting and outside services as a result of the consulting agreement with Amerivon (see “Related Party Transactions” below, for more information on this consulting agreement). The increases are also attributable to fees incurred as a result of the reverse merger transaction (see Note 2, in Notes to Condensed Consolidated Financial Statements); legal and accounting fees, directors and officers’ liability insurance, and other fees.

Interest Expense. aVinci’s interest expense decreased $274,101, or 83%, to $54,823 for the three months ended June 30, 2008, compared to $328,924 for the same period in 2007. For the six months ended June 30, 2008, interest expense decreased $545,054 or 81% to $126,112 compared to $671,166 for the same period in 2007. The decrease is due to the conversion of aVinci’s convertible debt into equity in May 2007. To fund operations, aVinci undertook a large private offering consisting of 12-month convertible debt, bearing interest at 10%. The offering was taken in its entirety by Amerivon, who invested a total of $830,000. In August of 2006, Amerivon invested an additional $1,560,000 in a convertible debt offering, bearing interest at 9%, intended to bridge aVinci to a subsequent preferred equity offering targeting $5 to $7 million.

In December 2006, aVinci entered into various short-term loans with members of aVinci totaling $265,783 to fund operations until the funding transaction with Amerivon closed. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. In May 2007, these loans were repaid.

Income Tax Expense. For the three and six months ended June 30, 2008 and 2007, no provisions for income taxes were required. Prior to June 6, 2008, the Company was a flow-through entity for income tax purposes and did not incur income tax liabilities. Subsequent to June 5, 2008, the Company became a taxable entity and will accrue income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

At June 30, 2008, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that is more likely than not that the net deferred tax assets will not be realized.

In June 2008, following the merger transaction described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company paid $113,028 in federal income taxes for SAH’s September 30, 2007 federal income tax return. Also in June 2008, the Company paid $85,434 towards SAH’s estimated Texas Franchise Tax. Both of these items were accrued for at the time of the merger transaction.

 Preferred Dividends and Deemed Dividends. aVinci recorded a preferred dividend of $976,000 for the three and six months ended June 30, 2008, to reflect the conversion of Sequoia’s Series B preferred units to Sequoia common units immediately prior to the closing of the transaction between SAH and Sequoia. The conversion included an additional 1,525,000 common units that were issued upon conversion in order to induce conversion. The inducement units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders. Sequoia recorded a deemed dividend of $190,000 for the three and six months ended June 30, 2007, due to the accretion of issuance costs related to the Series B offering.

Distributions on Series B redeemable convertible preferred units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. The distributions on Series B redeemable convertible preferred units increased $52,489, or 125%, to $94,420 for the three months ended June 30, 2008, compared to $41,931 for the same period in 2007. For the six months ended June 30, 2008, distributions on Series B redeemable convertible preferred units increased $183,842, or 438% to $225,773 compared to $41,931, for the same period in 2007. The increases are due to the distribution accrual beginning in May 2007, and ending (due to the reverse merger) in June 2008.

Balance Sheet Items
Cash. Cash increased $3,714,306, or 432%, to $4,573,375 at June 30, 2008, from $859,069 at December 31, 2007. The increase is primarily due to the cash received in connection with the reverse merger. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the reverse merger.

Marketable Securities-Available-for Sale. The Company owns 2,022,000 shares of the common stock of Cashbox plc. As of June 30, 2008, the common stock in Cashbox plc was recorded at a fair value of $221,915. Unrealized losses on these shares of common stock, included in stockholders’ equity, were $81,385 as of June 30, 2008.

Accrued Liabilities. Accrued liabilities decreased $257,903, or 31%, to $565,869 at June 30, 2008, from $823,772 at December 31, 2007. The decrease is primarily due to the payment of accrued bonuses.

Distributions Payable. Distributions payable decreased $308,251, or 100%, to $0 at June 30, 2008, from $308,251 at December 31, 2007. The decrease is a result of paying off all accrued distributions, and the elimination of the Series B convertible preferred units as a result of the reverse merger. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the reverse merger.

Notes Payable. Notes payable decreased $1,000,000, or 100%, to $0 at June 30, 2008, from $1,000,000 at December 31, 2007. The decrease is due to the notes payable balance being eliminated as a result of the reverse merger. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the reverse merger. The amount has been reclassified to an intercompany account which has been eliminated in consolidation.

Equity Accounts. As a result of the reverse merger, Sequoia’s Series A and B convertible preferred units and Common Units were exchanged for common stock of SAH. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the reverse merger.

Liquidity and Capital Resources.

	Unaudited
	Six Months Ended
	June 30,
Statements of Cash Flows	2008	2007

Cash Flows from Operating Activities	$(4,689,050)	$(1,929,653)
Cash Flows from Investing Activities	(65,146)	(360,563)
Cash Flows from Financing Activities	8,468,502	3,199,841
Increase in cash and cash equivalents	3,714,306	909,625

Operating Activities. For the six months ended June 30, 2008, net cash used in operating activities was $(4,689,050) compared to $(1,929,653) for the same period in 2007. The changes were due primarily to aVinci’s pursuit of new customers and development of additional delivery methods for its software technology which required substantial additional human, equipment and property resources.

Investing Activities. For the six months ended June 30, 2008, aVinci’s cash flows from investing activities was $(65,146) compared to $(360,563) for the same period in 2007. The change was primarily due to purchasing less property and equipment in the six months ended June 30, 2008 than in the same period in 2007. During 2007 we purchased property and equipment to allow for the fulfillment of products for customers and anticipated customers.

Financing Activities. For the six months ended June 30, 2008, financing activities provided a net $8,468,502 of cash compared to $3,199,841 for the same period in 2007. During the six months ended June 30, 208, aVinci received approximately $7.1 million in cash as a result of the reverse merger; and $1.5 million from SAH in anticipation of closing the Merger Agreement. During this period, aVinci received $460,625 from Amerivon as they exercised a portion of their warrants to purchase additional common units, used $(534,024) for payment of accrued distributions, and used $(60,160) for principal payments under capital obligations. During the six months ended June 30, 2007, aVinci received $2 million from Amerivon for the issuance of the Series B preferred units, and $1.5 million from issuance of the convertible debentures. Also during this period aVinci made payments of $(265,783) on member notes, and $(117,080) in loan costs.

Previously, Sequoia had elected to grow its business through the use of outside capital beyond what had been available from operations to capitalize on the growth in the digital imaging industry. During the first half of 2006 Sequoia undertook a private equity offering consisting of 12-month convertible debt, bearing interest at 10%. The offering was taken in its entirety by Amerivon, who invested a total of $829,250. At the time of the investment, Amerivon placed a member on Sequoia’s Board of Managers. In August of 2006, Amerivon invested an additional $1,560,000 in a convertible debt offering, bearing interest at 10%, intended to bridge Sequoia to a subsequent preferred equity offering targeting $5 to $7 million. During the first quarter of 2007, Amerivon provided additional bridge financing of $1,000,000 and an additional $535,000 of bridge financing during the second quarter of 2007. In May 2007, Sequoia closed the preferred equity offering with Amerivon at which time they converted approximately $2.4 million in aggregate convertible debt held by Amerivon, together with accumulated interest into common units of Sequoia. Amerivon also provided approximately $4.9 million in additional cash, which, along with $1.5 million of the bridge financing principle provided during 2007, plus accumulated interest, was used to purchase a total of $6.4 million worth of Sequoia’s Series B preferred. Upon the closing of the Series B preferred offering, Amerivon placed a second member on Sequoia’s Board of Managers.

In anticipation of closing the Merger Agreement, Sequoia entered into a Loan Agreement with SAH whereby SAH agreed to extend to Sequoia $2.5 million to provide operating capital through the closing of the transaction. A total of $1 million was loaned to Sequoia during 2007, with an additional $1.5 million being loaned in 2008. In connection with the closing of the Merger Agreement on June 6, 2008, Sequoia received approximately $7.1 million to fund operations in addition to the $2.5 million previously loaned to Sequoia by SAH. Upon closing of the Merger, the $2.5 million notes payable to SAH were eliminated. Management believes that the funds received in connection with the Merger will be sufficient to sustain operations at least through the year ending December 31, 2008.

Related Party Transactions

Consulting Agreement. During the three and six months ended June 30, 2008, pursuant to an agreement executed during the year ended December 31, 2007, the Company recorded expense of $476,667 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc. (Amerivon), a significant shareholder of the Company. During the three and six months ended June 30, 2008, the Company paid Amerivon $695,000 and $745,000, respectively, for this agreement.

Distributions. The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. During the six months ended June 30, 2008 and 2007, the Company accrued $202,696 and $41,931, respectively, for distributions due on the Series B redeemable convertible preferred units held by Amerivon. The Company paid Amerivon $447,783 for the accrued distributions in June 2008.

Warrant Exercise. On January 30, 2008, Amerivon exercised 1,504,680 warrants to purchase common units of Sequoia Media Group for cash received of $414,625; and on June 5, 2008, Amerivon exercised 87,096 warrants to purchase common units of Sequoia Media Group for a total price of $46,000. These exercises, along with Amerivon’s conversion of convertible preferred units, increased Amerivon’s ownership percentage to 45.4% of all common units prior to the merger on June 6, 2008.

Notes Payable and Series B Redeemable Convertible Preferred Units. On January 19, 2007 and again on February 14, 2007, the Company issued $500,000 of convertible notes payable to Amerivon. These convertible notes payable accrued interest at 9% per annum, and had a maturity date of June 30, 2007. A beneficial conversion feature in the amount of $171,875 was recognized, $67,375 of which was accreted to interest expense as of June 30, 2007.

In December 2006, the Company entered into various loans with members of the Company totaling $265,783. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. Loan origination fees of $20,005 were recorded as an intangible asset to be amortized over the life of the loans. On January 5, 2007, an additional $20,000 was loaned to the Company. In April and May 2007, total outstanding principal, accrued interest, and loan origination fees of $285,783, $10,376, and $20,005, respectively, were paid and the associated asset was fully amortized.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective beginning in the first quarter of fiscal 2008.  The adoption of this accounting pronouncement did not have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

aVinci does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that is material to investors.

Contractual Obligations and Commitments

The following table sets forth certain contractual obligations as of June 30, 2008 in summary form:

		Less			More
		than 1	1-3	4-5	than 5
Description	Total	year	years	years	years
Long-term debt	$—	—	—	—	—
Capital lease obligations	346,544	124,621	221,923	—	—
Operating lease obligations	615,914	319,656	289,958	6,300	—
Notes payable	—	—	—	—	—
Purchase obligations	97,000	97,000	—	—	—
Other long-term liabilities under GAAP	—	—	—	—	—
Totals	$1,059,458	541,277	511,881	6,300	—

As noted in Financing Activities above, under Liquidity and Capital Resources, $2.5 million of the notes payable outstanding were eliminated upon the closing of the Merger between Secure Alliance Holdings and Sequoia Media Group.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings, other than ordinary routine litigation incidental to our business, involving our company or our property.

On December 17, 2007, Robert L. Bishop, who worked with the Company in a limited capacity in 2004 and is a current member of a limited liability company that owns an equity interest in the Company, filed a legal claim alleging a right to unpaid wages and/or commissions (with no amount specified) and Company equity. The complaint was served on the Company on January 7, 2008. The Company timely filed an Answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with the Company’s capital raising efforts. The Company intends to vigorously defend against Mr. Bishop’s claims and pursue its counterclaim.

ITEM 1A.                   RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form S-1 as filed with the SEC on August 7, 2008.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on April 23, 2008.

The stockholders voted on the following:

Proposal 1.
The Agreement and Plan of Merger dated as of December 6, 2007 by and among Sequoia Media Group, LC, Secure Alliance Holdings Corporation and SMG Utah, LC, as amended by that certain Amendment No. 1 dated as of March 31, 2008.

Proposal 2.
An amendment to the Company’s certificate of incorporation to effect a 1-for-2 reverse stock split of the Company’s common stock, par value $.01 per share, such that holders of the Company’s common stock will receive one share for each two shares they own;

Proposal 3.
An amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000 and to authorize a class of preferred stock consisting of 50,000,000 shares of $.01 par value preferred stock;

Proposal 4.	An amendment to the Company’s certificate of incorporation to change the Company’s name from “Secure Alliance Holdings Corporation” to “aVinci Media Corporation”; and

Proposal 5.	The Company’s 2008 Stock Incentive Plan.

The results of the voting were as follows:

	Vote For	Vote Against	Abstentions	Broker Non-Votes
Proposal 1	11,899,448	77,282	50,731	—
Proposal 2	17,169,448	387,726	106,630	—
Proposal 3	11,800,447	179,813	47,201	—
Proposal 4	17,240,818	295,779	127,207	—
Proposal 5	11,733,143	159,952	134,366	—

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aVinci Media Corporation

Date: August 14, 2008	By:	/s/ Chett P. Paulsen
Chett P. Paulsen
Principal Executive Officer

Date: August 14, 2008	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer