Form 10-Q
period 2008-09-30
aVINCI MEDIA CORP
filed 2008-11-14
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
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

The number of shares of common stock outstanding as of the close of business on October 31, 2008 was 48,738,545.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,845,593	$859,069
Accounts receivable	270,430	448,389
Marketable securities available-for-sale	211,319	—
Inventory	42,519	21,509
Prepaid expenses	270,932	100,799
Deferred costs	189,134	294,602
Deposits and other current assets	6,923	44,201
Total current assets	3,836,850	1,768,569

Property and equipment, net	729,201	990,523
Intangible assets, net	93,543	74,689
Other assets	20,408	20,408
Total assets	$4,680,002	$2,854,189

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$75,964	$75,118
Accrued liabilities	741,551	823,772
Distributions payable	—	308,251
Current portion of capital leases	138,355	118,288
Current portion of deferred rent	46,529	38,580
Notes payable	—	1,000,000
Deferred revenue	407,598	493,599
Total current liabilities	1,409,997	2,857,608

Capital lease obligations, net of current portion	130,094	222,611
Deferred rent, net of current portion	39,338	71,839
Total liabilities	1,579,429	3,152,058

Commitments and contingencies

Series B redeemable convertible preferred units, no par value, 12,000,000 units authorized;
0 and 8,804,984 units outstanding, respectively (liquidation preferences of $0 and $6,603,182, respectively)	—	6,603,182

Stockholders’ Equity (Deficit):
Series A convertible preferred units, no par value, 3,746,485 units authorized; 0 and 3,533,720 units outstanding, respectively (liquidation preference of $0 and $474,229, respectively)	—	474,229

Common units, no par value, 90,000,000 units authorized; 0 and 29,070,777 units outstanding, respectively	—	4,211,737

Common stock, $.01 par value, authorized 250,000,000 shares; issued and outstanding 48,738,545 and 38,986,114 shares outstanding, respectively	487,385	389,861
Additional paid-in capital	22,428,903	(389,861)
Accumulated deficit	(19,723,734)	(11,587,017)
Accumulated other comprehensive loss	(91,981)	—
Total stockholders’ equity (deficit)	3,100,573	(6,901,051)
Total liabilities and stockholders’ equity (deficit)	$4,680,002	$2,854,189

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$112,652	$78,561	$302,351	$329,640

Operating expense:
Cost of sales	233,300	13,968	666,933	36,922
Research and development	456,992	559,345	1,447,522	1,357,231
Selling and marketing	398,854	444,291	1,365,650	958,285
General and administrative	1,028,784	1,455,106	3,497,680	2,783,465
Depreciation and amortization	58,143	76,137	172,349	160,760
Total operating expense	2,176,073	2,548,847	7,150,134	5,296,663

Loss from operations	(2,063,421)	(2,470,286)	(6,847,783)	(4,967,023)

Other income (expense):
Interest income	22,771	40,065	49,304	53,966
Interest expense	(10,353)	(7,224)	(136,465)	(678,390)
Total other income (expense)	12,418	32,841	(87,161)	(624,424)
Loss before income taxes	(2,051,003)	(2,437,445)	(6,934,944)	(5,591,447)
Income tax benefit	—	—	—	—
Net loss	(2,051,003)	(2,437,445)	(6,934,944)	(5,591,447)

Preferred dividends and deemed dividends	—	—	(976,000)	(190,000)

Distributions on Series B redeemable convertible preferred units	—	(133,160)	(225,773)	(175,091)

Net loss applicable to common stockholders	$(2,051,003)	$(2,570,605)	$(8,136,717)	$(5,956,538)

Basic and diluted loss per common share	$(0.04)	$(0.07)	$(0.19)	$(0.15)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic and diluted	48,738,122	38,986,114	43,114,327	38,986,114

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(UNAUDITED)

			Additional	LLC Series A			Accumulated Other	Members’/
	Common Stock		Paid-in	Convertible	LLC Common	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Preferred Units	Units	Deficit	Loss	Equity (Deficit)

Balance, January 1, 2008	—	$—	$—	$474,229	$4,211,737	$(11,587,017)	$—	$(6,901,051)

Retroactive effect of shares issued in reverse merger dated June 6, 2008	38,986,114	389,861	(389,861)	—	—	—	—	—

Conversion of Series A preferred units to common units	—	—	—	(474,229)	474,229	—	—	—

Conversion of Series B preferred units to common units	—	—	—	—	6,603,182	—	—	6,603,182

Incentive common units issued upon conversion of Series B preferred units	—	—	—	—	976,000	(976,000)	—	—

Common units issued upon exercise of warrants	—	—	—	—	460,625	—	—	460,625

Employee equity-based compensation	—	—	213,328	—	125,101	—	—	338,429

Non-employee equity based instruments	—	—	37,642	—	—	—	—	37,642

Distributions on Series B redeemable convertible preferred units	—	—	—	—	—	(225,773)	—	(225,773)

Conversion of common units to common stock in connection with the reverse merger	—	—	12,850,874	—	(12,850,874)	—	—	—

Outstanding shares of Registrant at time of reverse merger dated June 6, 2008	9,742,633	97,426	9,712,968	—	—	—	—	9,810,394

Common stock issued upon exercise of options	9,798	98	3,952	—	—	—	—	4,050

Unrealized loss on marketable securities available for sale	—	—	—	—	—		(91,981)	(91,981)

Net loss	—	—	—	—	—	(6,934,944)	—	(6,934,944)

Balance, September 30, 2008	48,738,545	$487,385	$22,428,903	$—	$—	$(19,723,734)	$(91,981)	$3,100,573

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,934,944)	$(5,591,447)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	333,176	277,839
Accretion of debt discount	—	338,594
Equity-based compensation	338,429	434,579
Non-employee equity-based instruments	37,642	—
(Gain) loss on disposal of equipment	(38)	1,063
Decrease (increase) in:
Accounts receivable	177,959	(83,522)
Unbilled accounts receivable	—	418,490
Inventory	(21,010)	(18,081)
Prepaid expenses and other assets	(117,572)	(7,629)
Deferred costs	105,468	—
Deposits and other current assets	37,278	140,818
Increase (decrease) in:
Accounts payable	(30,053)	(84,986)
Accrued liabilities	(187,851)	98,615
Deferred rent	(24,552)	77,634
Deferred revenue	(86,001)	128,096
Net cash used in operating activities	(6,372,069)	(3,869,937)

Cash flows from investing activities:
Purchase of property and equipment	(44,887)	(472,971)
Purchase of intangible assets	(26,354)	(14,308)
Net cash used by investing activities	(71,241)	(487,279)

Cash flows from financing activities:
Proceeds from convertible debentures	—	1,535,000
Payment of loan costs	—	(117,080)
Proceeds from related party notes payable	—	20,000
Payment on members notes	—	(285,783)
Proceeds from issuance of Series B preferred units	—	4,675,000
Net cash received in reverse merger	7,091,062	—
Proceeds from notes payable	1,500,000	—
Proceeds from exercise of warrants	460,625	—
Proceeds from exercise of stock options	4,050	—
Payment of accrued dividends	(534,024)	—
Principal payments under capital lease obligations	(91,879)	(10,732)
Net cash provided by financing activities	8,429,834	5,816,405
Net increase in cash and cash equivalents	1,986,524	1,459,189

Cash and cash equivalents at beginning of period	859,069	168,692
Cash and cash equivalents at end of period	$2,845,593	$1,627,881

Cash paid for income taxes	$—	$—

Cash paid for interest	$32,630	$19,586

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the nine months ended September 30, 2008:

•
The Company issued 1,525,000 common units to Amerivon Holdings, Inc. to induce the conversion of preferred units to common units immediately prior to the closing of the transaction between Secure Alliance Holdings Corporation (SAH) and Sequoia Media Group (Sequoia). These inducement units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders by $976,000.

•	The Company acquired $19,429 of office equipment through capital lease agreements.

•	The Company incurred an unrealized loss on marketable securities available-for-sale of $91,981.

•	The Company converted $474,229 of Series A preferred units to common units.

•	The Company converted $6,603,182 of Series B preferred units to common units.

•	The Company converted $12,850,874 of common units to common stock in connection with the reverse merger.

•	The Company acquired the following balance sheet items as a result of the reverse merger transaction:
o	Cash - $7,091,062
o	Marketable securities available-for-sale - $303,300
o	Prepaid expenses and other assets - $52,561
o	Note receivable - $2,500,000 (eliminated against note payable owed to SAH)
o	Interest receivable - $103,835 (eliminated against interest payable to SAH)
o	Accounts payable - $30,899
o	Accrued expenses - $209,465

During the nine months ended September 30, 2007:

•	The Company issued 3,566,667 Series B redeemable convertible preferred units in exchange for a subscription receivable of $2,675,000.

•	The Company converted notes payable of $1,558,178 into 2,318,318 Series B redeemable convertible preferred units.

•	The Company converted $2,602,668 of debentures payable and related accrued interest into 7,523,355 common units.

•
The Company recorded debt discount associated with convertible debentures payable of $8,129 as well as beneficial conversion feature of $171,875 both of which were converted to Series B redeemable convertible preferred units.

•	The Company accrued distributions payable on Series B redeemable preferred units of $175,091.

•	The Company acquired $193,048 of fulfillment equipment and office furniture through capital lease agreements.

•	The Company recorded a deemed distribution of $190,000 due to the accretion of issuance costs related to the Series B offering.

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

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes included in the Company’s registration statement filed on November 3, 2008, are adequate to make the information presented not misleading. Results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

Four customers accounted for 47%, 20%, 15%, and 11% of total revenue during the nine months ended September 30, 2008.  One customer accounted for almost all of the revenue for the nine months ended September 30, 2007.  As of September 30, 2008, two customers accounted for 61% and 34% of accounts receivable.

Net Loss per Common Share
Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted average shares used in the computation of EPS for the three and nine month periods ended September 30, 2008 and 2007 include the shares issued in connection with the reverse merger on June 6, 2008 (see Note 2).  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of each reporting period.

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

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the three and nine-month periods ended September 30, 2008 and 2007.

As of September 30, 2008 and 2007, the Company had 8,338,913 and 15,959,795 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options and warrants could be dilutive in the future.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable
Accounts receivable are recorded at net realizable values and are due within 30 days from the invoice date. The Company maintains allowances for doubtful accounts, when necessary, for estimated losses resulting from the inability of customers to make required payments. These allowances are based on specific facts and circumstances pertaining to individual customers and historical experience. Provisions for losses on receivables are charged to operations. Receivables are charged off against the allowances when they are deemed uncollectible. As of September 30, 2008 and December 31, 2007, there were no allowances for doubtful accounts required against the Company’s receivables.

Intangible Assets
Intangible assets consist of costs to acquire patents and licenses for use of certain music tracks. All of the Company’s intangible assets have finite useful lives.

Intangible assets with finite useful lives are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2008 and December 31, 2007, management determined that the carrying amounts of the Company’s intangible assets were not impaired.

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

As of September 30, 2008 and December 31, 2007, management determined the carrying amounts of the Company’s property and equipment were not impaired.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognition and Deferred Revenue
BigPlanet Contract
Prior to March 31, 2007, the Company generated the majority of its revenue from one customer, BigPlanet, a division of NuSkin International, Inc. The contract with BigPlanet included software development, software license, post-contract support (PCS), and training. Because the contract included the delivery of a software license, the Company accounted for the contract in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software.

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

Integrated Kiosk Revenue Contracts
Under the kiosk revenue model, the Company integrates its technology with a kiosk provided by a third party.  The kiosk is placed in retail stores where the end consumers utilize the kiosk to load their digital images and make a variety of products.  Under this revenue model, the Company enters into agreements with the retail stores.  The agreements provide for the grant of a software license, installation of the software on the customer’s kiosks, training, PCS, and order fulfillment.  As compensation, the agreements provide for the Company to receive payment on a per unit basis for each order fulfilled. Because these contracts involve a significant software component, the Company accounts for its revenue generated under these contacts in accordance with the provisions of SOP 97-2 and SOP 98-9.

SOP 97-2 generally provides that until vendor specific objective evidence (VSOE) of fair value exists for the various components within the contract, that revenue is deferred until delivery of all elements except for PCS has occurred.

Because of the Company’s limited sales history, it does not have VSOE for the different components that are included in the integrated kiosk revenue contracts.  Therefore, all revenue associated with the grant of the license, installation, training, PCS, and product fulfillment is deferred until all elements are delivered except for PCS, at which time deferred revenue is recognized on a straight-line basis over the remaining term of the contract.

Retail Kit Revenue
The Company has developed a retail kit product that retailers and vendors can stock on their retail store shelves.  The retail kit consists of a small box containing a CD of a simplified version of the Company’s software and a product code.  The end consumer pays for the product at the store and can then load the CD onto their personal computer and use the software and their personal digital images to create movies, photo books, and streaming media files.  Once complete, the software assists the customer in uploading the file for remote fulfillment.  The Company may provide the fulfillment services or such services may be provided by another fulfillment provider.  There is no additional fee for the fulfillment. The sale of retail kits does not include PCS. In accordance with SOP 97-2, revenue from the sale of the retail kits to the retail store is deferred until the fulfillment services have been provided and the completed product has been shipped to the consumer or until the Company’s obligation to provide fulfillment has expired due to the passage of time.

Revenue from Third Party Internet Sites
The Company has agreed to provide the simplified version of its software to certain third party Internet sites that would allow a customer to download the software from the third party Internet site.  The software loads and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, taking the consumer’s credit card information to process the payment transaction for products ordered via a secure Internet transaction, and uploading the order for remote fulfillment.  In accordance with SOP 97-2, if the Company provides the fulfillment services, revenue is deferred until the order has been fulfilled and shipped to the consumer.  If the fulfillment services are provided by another supplier, revenue is recognized at the time the credit card transaction is completed.  There is no additional fee for the fulfillment. Sales from third party Internet sites do not include PCS.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue from the Company’s Internet Site
As a companion to the retail kit product, the Company launched a web site that will allow consumers who upload orders using the retail kit software to order additional copies and additional products on the Company’s web site.  Revenue from such additional products is recognized upon shipment of the product.

Other Revenue Contracts
In one contract entered into during 2007, the Company sold fulfillment equipment, hardware and software installation, and software licenses. The Company deferred all revenues related to these contracts as there was no VSOE established for each separate component of the contract. During the quarter ended March 31, 2008, all elements of the contract were delivered except for PCS. In accordance with SOP 97-2, deferred revenue is being recognized over the remaining term of the contract on a straight-line basis.

The Company capitalized the direct cost of the equipment and is amortizing it as the related revenue is recognized.

Deferred Revenue
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

Accounting for Equity Based Compensation
The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment which requires recognition of expense (generally over the vesting period) based on the estimated fair value of equity-based payments granted. The effect of accounting for equity-based awards under SFAS No. 123(R) for the three months ended September 30, 2008 and 2007, was to record equity based compensation of $176,359, and $410,150, respectively; and for the nine months ended September 30, 2008 and 2007 was to record equity based compensation of $338,429, and $434,579, respectively, of equity-based compensation expense in general and administrative expense.

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Expected dividend yield	—
Expected share price volatility	40% - 198%
Risk-free interest rate	3.16% - 7.50%
Expected life of options	2.5 years – 6.5 years

Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options.  We use the current trading price as quoted on the OTC Pink Sheets to determine the value of our common stock.  Prior to becoming a public company, aVinci Media, LC used cash sales of common and preferred units, conversions of debt instruments into common units, and the exchange ratio that was estimated to be used in the reverse merger transaction to determine the value of its common units.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes
For the three and nine months ended September 30, 2008 and 2007, no provisions for income taxes were required. We accrue income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Prior to June 6, 2008, aVinci Media LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

At September 30, 2008, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

In June 2008, following the merger transaction described in Note 2 below, we paid $113,028 in federal income taxes for our September 30, 2007 federal income tax return filed in the name of Secure Alliance Holdings Corporation (SAH). Also in June 2008, we paid $85,434 towards estimated Texas Franchise Tax in the name of SAH. Both of these items were accrued by SAH at the time of the merger transaction. In August 2008, we made a final payment of $6,948 for SAH’s September 30, 2007 federal income tax return. This income tax paid on behalf of SAH was included in the accounting for the reverse merger.

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to confirm to the 2008 presentation.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.  Agreement and Plan of Merger

Effective December 6, 2007, SAH, a publicly held company, and Sequoia executed an Agreement and Plan of Merger, whereby SAH agreed to acquire 100% of the issued and outstanding equity units of Sequoia. Each issued and outstanding membership interest of Sequoia would be converted into the right to receive .87096285 post-split shares of the SAH’s common stock, or approximately 80% of its post-reorganization outstanding common stock.

On June 6, 2008, the SAH and Sequoia closed the merger transaction described above. In connection with the merger transaction, the unit holders of Sequoia exchanged all of their units for shares of common stock of SAH. The number of shares of SAH stock received in the merger represents approximately 80% of the total outstanding shares of SAH. Because the unit holders of Sequoia obtained a majority ownership in SAH through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the operations of Sequoia through June 6, 2008 and reflect the consolidated operations of SAH and Sequoia from June 6, 2008 through June 30, 2008.  As a result of the merger, Sequoia received approximately $7.1 million in cash to fund operations in addition to the $2.5 million previously loaned to Sequoia by SAH.

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

As of September 30, 2008, the common stock of Cashbox plc was recorded at a fair value of $211,319. Unrealized losses on these shares of common stock were $91,981, which were included in stockholders' equity as of September 30, 2008.

4.  Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007

Bonuses payable	$416,520	$554,000
Payroll and payroll taxes payable	257,125	229,245
Other	67,906	40,527

Totals	$741,551	$823,772

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

6.  Related Party Transactions

Consulting Agreement
During the three and nine months ended September 30, 2008, pursuant to an agreement executed during the year ended December 31, 2007, the Company recorded expense of $0 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc. (Amerivon), the parent company of a significant shareholder. During the three and nine months ended September 30, 2008, the Company paid Amerivon $695,000 and $745,000, respectively, for this agreement.

On July 1, 2008 we entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. During the three and nine months ended September 30, 2008, the Company recorded expense of $683 for consulting services under this new agreement. During the three and nine months ended September 30, 2008, the Company paid Amerivon $485 for this agreement.

Distributions
The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. During the nine months ended September 30, 2008 and 2007, the Company accrued $225,773 and $175,091, respectively, for distributions due on the Series B redeemable convertible preferred units held by Amerivon. The Company paid Amerivon $447,783 for the accrued distributions in June 2008.

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

7.  Common and Preferred Units

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

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Units
As of June 5, 2008 and December 31, 2007, there were 44,762,086 and 29,070,777 common units outstanding respectively. In connection with the merger disclosed in Note 2, all common units held were exchanged for common shares of SAH.

In accordance with an executed letter agreement with Amerivon Investments LLC, on June 5, 2008, immediately preceding the closing of the merger described in Note 2, the Company issued an additional 1,525,000 common units upon the voluntary conversion of all outstanding Series B preferred units owned by Amerivon Investments LLC.

8.  Options and Warrants

Common Share Warrants
The following tables summarize information about common share warrants as of September 30, 2008 and December 31, 2007:

		As of September 30, 2008		As of September 30, 2008
		Outstanding		Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.53	949,350	0.8	$0.53	949,350	0.53
1.16	300,000	5.8	1.16	75,000	1.16
$.53 – 1.16	1,249,350	2.0	$0.68	1,024,350	0.57

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2007
	Outstanding and Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.28	1,504,680	0.1	$0.28
0.53	1,036,446	1.5	0.53
$.28 -.53	2,541,126	0.7	$0.38

During the nine months ended September 30, 2008, 87,096 warrants with an exercise price of $0.53 were exercised for a total of $46,000. In January 2008, the Company received proceeds of $414,625 upon the exercise of 1,504,680 warrants at an exercise price of $0.28. For the nine months ended September 30, 2008, a total of 1,591,776 warrants were exercised. All common unit warrants outstanding as of the date of the merger (see Note 2) were converted into warrants to purchase the common stock of SAH.

Common Share Options
The following tables summarize information about common share options:

	September 30, 2008
	Number of shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6,605,161	$0.64
Granted	617,559	0.93
Exercised	(9,798)	0.41
Cancelled	(123,459)	0.70
Outstanding at end of period	7,089,563	0.67
Exercisable at period end	3,050,637	0.60

Weighted average fair value of options granted during the period	$0.93

	As of September 30, 2008

	Outstanding			Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	1,306,444	3.8	$0.18	653,222	$0.18	3.3
0.28	444,191	2.6	0.28	379,413	0.28	2.6
0.41	235,160	2.9	0.41	177,459	0.41	2.9
0.71	3,536,109	4.4	0.71	1,444,710	0.71	4.3
0.93	617,659	9.9	0.93	—	0.93	—
1.24	950,000	2.5	1.24	395,833	1.24	2.5
$.18 - 1.24	7,089,563	4.4	$0.67	3,050,637	$0.60	3.5

As of September 30, 2008, options outstanding had an aggregate intrinsic value of $2,649,736.

As of September 30, 2008, there was approximately $1,363,137 of total unrecognized equity-based compensation cost related to option grants that will be recognized over a weighted average period of 1.93 years. All common unit options outstanding as of the date of the merger (see Note 2) were converted into options to purchase the common stock of SAH.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  Commitments and Contingencies

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

Operating Leases
The Company has operating leases for office space and co-location services with terms expiring in 2009, 2010, and 2012. Future minimum lease payments are approximately as follows:

Years Ending December 31,	Amount

2008	$79,200
2009	309,100
2010	139,400
2011	5,400
2012	3,600

Total	$536,700

Rental expense under operating leases for the nine months ended September 30, 2008 and 2007 totaled $157,481 and $279,804, respectively.

Purchase Commitments
On November 29, 2007, the Company entered into an agreement which includes a noncancelable purchase commitment for minimum guaranteed royalties in the amount of $97,000. This amount is due November 15, 2008.

Warranty Obligations
The Company provides a 90-day warranty on certain manufactured products. As of September 30, 2008 and December 31, 2007, these obligations were not significant. The Company does not expect these obligations to become significant in the future and no related liability has been accrued as of September 30, 2008 and December 31, 2007.

10.  Fair Value

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

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$211,319	$211,319	—	—

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this prospectus.

Overview

Through our subsidiary, aVinci Media, LC, we deploy a software technology that employs “Automated Multimedia Object Models,” its patent-pending way of turning consumer captured images, video, and audio into complete digital files in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  We make software technology that it packages in various forms available to mass retailers, specialty retailers, Internet portals and web sites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media. Under our business model, our customers are retailers and other vendors.  We enable our customers to sell our products to the end consumer who remain customers of the vendor.  Only a small percentage of our business will be generated from the ultimate consumer.  Through 2007, aVinci Media, LC generated revenues through the sales of DVD products created using its technology. During 2008, aVinci Media, LC intends to deploy its technology to create photo books and posters.

We will continue to utilize the current revenue model of entering into agreements and receiving a fee for each product made using our technology.  Our revenue model generally includes a per product fee. With all product deployments, except with respect to our retail kit product, we receive a fee from our retailer customer each time an end customer makes a product utilizing our technology.  From the fees received, we pay the fees associated with licensed media and technology. If we are performing product fulfillment, we also pay the costs of goods associated with the production of the product. If our customer utilizes in-store fulfillment, its end consumer pays the cost of goods associated with production.

aVinci Media, LC signed its first agreement in 2004 under which it supplied its software technology to BigPlanet, a company that markets, sells, and fulfilled personal DVD products for its customers. Through 2006 all of aVinci’s revenues were generated through BigPlanet. Under the terms of this agreement, BigPlanet was required to make minimum annual guaranteed payments to aVinci in the amount of $1 million to be paid in 12 equal monthly installments. The BigPlanet agreement included software development, software license, post-contract support and training. As a result of the agreement terms, aVinci Media, LC determined to use the percentage-of-completion method of accounting to record the revenue for the entire contract. aVinci Media, LC utilized the ratio of total actual costs incurred to total estimated costs incurred related to BigPlanet to determine the proportional amount of revenue to be recognized at each reporting date.  The BigPlanet agreement expired on its terms at the end of 2007.  During the last months of the agreement term, BigPlanet reassessed and repositioned its photo offering and determined it would not actively pursue photo archiving which generated the sale of DVD movies as an ancillary product offering using the our technology.  Accordingly the agreement was not renewed based upon BigPlanet’s business strategy.  Revenues from BigPlanet now generate less than $2,000 per month.

During 2006, aVinci Media, LC signed an additional agreement to provide its technology in Meijer stores. The technology began being deployed in Meijer stores in April 2008 and has begun generating revenues in each store where the technology has been deployed. Full deployment in all 180 Meijer stores occurred in May 2008.

In 2007, aVinci Media, LC signed an agreement with Fujicolor to deploy its technology on Fujicolor kiosks located in domestic Wal-Mart stores. aVinci Media, LC has begun generating limited revenues through Wal-Mart and anticipates generating additional revenues through its Wal-Mart deployment during 2008.

Future Model

We plan to continue with a strategy of focusing on mass retailers to offer our products on kiosks, online and through software take-home kits.  We believe we can capitalize on consumers trending away from traditional print output for images by offering DVD photo archiving, DVD photo movies, photobook and poster print products.

On October 23, 2008, we announced that we will begin offering our aVinci® Studio Photo DVD kits in approximately 6,300 Walgreens stores across the U.S. The Walgreens product launch is scheduled for mid-November 2008, in time for the holiday gifting season.  The kits, which retail for under $25, include a finished professional quality DVD production that is mailed directly to the end customer. A new feature to aVinci’s software allows customers to preview and order matching photo books and/or posters with “one-click.”

Although we currently manufacture DVDs for certain customers in our Draper, Utah facility and use services of local third-party vendors to produce print DVD covers and inserts and to assemble and ship final products (e.g., through a services agreement, we began using Qualex Inc. to manufacture DVD and print product orders for certain customers), we hope to begin offering our products though an in-store DVD burning model.

Negotiations and testing are ongoing with several large retailers to provide our product by the end of 2008 through an in-store DVD burning model in addition to its current deployment platforms of kiosk, online and retail software kit.  We can provide no assurances that our current negotiations will result in any further agreements.

On October 2, 2008, we announced an agreement with Preclick to distribute our photo movie software along with Preclick's Walmart Digital Photo Manager software on millions of photo CD discs distributed by Walmart each year.  Preclick is the default photo manager software distributed with all CD lab orders fulfilled by Walmart Photo Centers. Beginning in November 2008, aVinci Studio software will come preinstalled on all CDs distributed by Walmart with the Preclick Digital Photo Manager.

We showcase our products on aVinciStudio.com.  We do not plan to actively promote sales via this website as we want end users to purchase products through our customers.

Basis of Presentation

Net Revenues. We currently generate revenues from our customers as they use our technology to create DVD products and from providing software through retail and online outlets that allow end consumers access to the technology to generate product orders which we produce and ship. Customers then pay a fee on orders produced. Our ongoing revenue agreements are generally multiple element contracts that may include software licenses, installation and set-up, training and post contract customer support (PCS). For some of the agreements, we produce DVDs for the end customer. For other agreements, we provide blank DVD materials and the customer produces DVDs for the end customer. For other contracts, we do not provide any materials and our customer fulfills the orders for the end consumer. Vendor specific objective evidence of fair value (VSOE) does not exist for any of the elements of these contracts. Therefore, revenue under the majority of these contracts is deferred until all elements of the contract have been delivered except for PCS. At that time, the revenue is recognized over the remaining term of the contract on a straight-line basis. Beginning in 2008, we will allow customers to place orders via our website and pay using credit cards. Revenues for orders placed online will be recognized upon shipment of the product.

In the past, we also generated revenue from a licensing agreement with BigPlanet.  Under the BigPlanet Agreement, a minimum guaranteed royalty of $1 million per year was required.  The BigPlanet agreement expired on its terms at the end of 2007.  During the last months of the agreement term, BigPlanet reassessed and repositioned its photo offering and determined it would not actively pursue photo archiving which generated the sale of DVD movies as an ancillary product offering.

As we expand our product offerings through additional customers, we believe our business and revenues will be subject to seasonal fluctuations prevalent in the photo industry. A substantial portion of our revenues (estimated at between 20-40%) will likely occur during the holiday season in the fourth quarter of the calendar year. we expect to experience lower net revenues during the first, second and third quarters than we experiences in the fourth quarter. This trend follows the typical photo and retail industry patterns.

We have begun tracking key metrics to understand and project revenues and costs in the future, which include the following:

Average Order Size. Average order size includes the number of products per order and the net revenues for a given period of time divided by the total number of customer orders recorded during that same period. As we expand our product offerings, we expect to increase the average order size in terms of products ordered and revenue generated per order.

Total Number of Orders. For each customer, we monitor the total number of orders for a given period, which provides an indicator of revenue trends for such customer. Orders are typically processed and shipped within three business days after a customer order is received.

We believe the analysis of these metrics provides us with important information on our overall revenue trends and operating results. Fluctuations in these metrics are not unusual and no single factor is determinative of its net revenues and operating results.

Cost of Revenues. Our cost of revenues consist of direct materials including DVDs, DVD cases, picture sheet inserts, third-party printing, assembly and packaging costs, payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities and depreciation of production equipment. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or patents licensed, as well as the amortization of capitalized website development costs.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. We anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts.

Research and development expense consists of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our deployment of its products or various delivery platforms including online, web and shrinkwrap deployments. Research and development expense also includes co-location and bandwidth costs.

Sales and marketing expense consists of costs incurred for marketing programs and personnel and related expenses for our customer acquisition, product marketing, business development and public relations activities.

General and administrative expense includes general corporate costs, including rent for the corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees will also be included in general and administrative expense in 2008.  We also anticipate both an additional one-time cost and a continuing cost associated with public reporting requirements and compliance with the Sarbanes-Oxley Act of 2002, as well as additional costs such as investor relations and higher insurance premiums.

Interest Expense. Interest expense consists of interest costs recognized under capital lease obligations and for borrowed money.

Income Taxes. Prior to the Merger, aVinci Media, LC had been a limited liability company and not subject to entity taxation. Going forward, aVinci Media, LC anticipates making provision for income taxes depending on the statutory rate in the countries where it sells its products. Historically, aVinci Media, LC has only been subject to taxation in the United States. If aVinci Media, LC continues to sell its products to customers located within the United States, aVinci Media, LC anticipates that its long-term future effective tax rate will be between 38% and 45%, without taking into account the use of any of the net operating loss carry forwards. However, we anticipate that in the future we may further expand our sales of products to customers located outside of the United States, in which case it would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

Critical Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue.

BigPlanet Contract:  Prior to March 31, 2007, the Company generated the majority of its revenue from one customer, BigPlanet, a division of NuSkin International, Inc. The contract with BigPlanet included software development, software license, post-contract support (PCS), and training. Because the contract included the delivery of a software license, the Company accounted for the contract in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software.

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

Integrated Kiosk Revenue Contracts:  Under the kiosk revenue model, the Company integrates its technology with a kiosk provided by a third party.  The kiosk is placed in retail stores where the end consumers utilize the kiosk to load their digital images and make a variety of products.  Under this revenue model, the Company enters into agreements with the retail stores.  The agreements provide for the grant of a software license, installation of the software on the customer’s kiosks, training, PCS, and order fulfillment.  As compensation, the agreements provide for the Company to receive payment on a per unit basis for each order fulfilled. Because these contracts involve a significant software component, the Company accounts for its revenue generated under these contacts in accordance with the provisions of SOP 97-2 and SOP 98-9.

SOP 97-2 generally provides that until vendor specific objective evidence (VSOE) of fair value exists for the various components within the contract, that revenue is deferred until delivery of all elements except for PCS has occurred.

Because of the Company’s limited sales history, it does not have VSOE for the different components that are included in the integrated kiosk revenue contracts.  Therefore, all revenue associated with the grant of the license, installation, training, PCS, and product fulfillment is deferred until all elements are delivered except for PCS, at which time deferred revenue is recognized on a straight-line basis over the remaining term of the contract.

Retail Kit Revenue:  The Company has developed a retail kit product that retailers and vendors can stock on their retail store shelves.  The retail kit consists of a small box containing a CD of a simplified version of the Company’s software and a product code.  The end consumer pays for the product at the store and can then load the CD onto their personal computer and use the software and their personal digital images to create movies, photo books, and streaming media files.  Once complete, the software assists the customer in uploading the file for remote fulfillment.  The Company may provide the fulfillment services or such services may be provided by another fulfillment provider.  There is no additional fee for the fulfillment. The sale of retail kits does not include PCS. In accordance with SOP 97-2, revenue from the sale of the retail kits to the retail store is deferred until the fulfillment services have been provided and the completed product has been shipped to the consumer or until the Company’s obligation to provide fulfillment has expired due to the passage of time.

Revenue from Third Party Internet Sites:  The Company has agreed to provide the simplified version of its software to certain third party Internet sites that would allow a customer to download the software from the third party Internet site.  The software loads and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, taking the consumer’s credit card information to process the payment transaction for products ordered via a secure Internet transaction, and uploading the order for remote fulfillment.  In accordance with SOP 97-2, if the Company provides the fulfillment services, revenue is deferred until the order has been fulfilled and shipped to the consumer.  If the fulfillment services are provided by another supplier, revenue is recognized at the time the credit card transaction is completed.  There is no additional fee for the fulfillment. Sales from third party Internet sites do not include PCS.

Revenue from the Company’s Internet Site:  As a companion to the retail kit product, the Company launched a web site that will allow consumers who upload orders using the retail kit software to order additional copies and additional products on the Company’s web site.  Revenue from such additional products is recognized upon shipment of the product.

Other Revenue Contracts:  In one contract entered into during 2007, the Company sold fulfillment equipment, hardware and software installation, and software licenses. The Company deferred all revenues related to these contracts as there was no VSOE established for each separate component of the contract. During the quarter ended March 31, 2008, all elements of the contract were delivered except for PCS. In accordance with SOP 97-2, deferred revenue is being recognized over the remaining term of the contract on a straight-line basis.

The Company capitalized the direct cost of the equipment and is amortizing it as the related revenue is recognized.

Deferred Revenue:  The Company records billings and cash received in excess of revenue earned as deferred revenue. The deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. Revenue earned but not billed is classified as unbilled accounts receivable in the balance sheet. The Company bills customers as payments become due under the terms of the customer’s contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that it will not be able to collect amounts due under the terms of existing contracts.

Accounting for Equity Based Compensation. We account for equity-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), Share-Based Payment which requires recognition of expense (generally over the vesting period) based on the estimated fair value of equity-based payments granted. The fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model.

Results of Operations

For the first nine months of 2008, we had revenues of $302,351, an operating loss of $6,847,783, a net loss of $6,934,944, and a net loss applicable to common stockholders of $8,136,717. This compares to revenues of $329,640, an operating loss of $4,967,023, a net loss of $5,591,447, and a net loss applicable to common stockholders of $5,956,538 for the same period in 2007.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Revenues	100%		100%		100%		100%

Operating expense:
Cost of sales	207%		18%		220%		11%
Research and development	406%		712%		479%		412%
Selling and marketing	354%		565%		452%		291%
General and administrative	913%		1,852%		1,157%		844%
Depreciation and amortization	52%		97%		57%		49%
Total operating expense	1,932%		3,244%		2,365%		1,607%

Loss from operations	(1,832%	)	(3,144%	)	(2,265%	)	(1,507%	)

Other income (expense):
Interest income	20%		51%		16%		17%
Interest expense	(9%	)	(9%	)	(45%	)	(206%	)
Total other income (expense)	(11%	)	(42%	)	(29%	)	(189%	)

Net loss	(1,821%	)	(3,102%	)	(2,294%	)	(1,696%	)

Preferred dividends and deemed dividends	—		—		(323%	)	(58%	)

Distributions on Series B redeemable convertible preferred units	—		(170%	)	(74%	)	(53%	)

Net loss applicable to common stockholders	(1,821%	)	(3,272%	)	(2,691%	)	(1,807%	)

Revenues.

Total revenues increased $34,091, or 43 percent, to $112,652 for the three months ended September 30, 2008, as compared to $78,561 for the same period in 2007. The increase in revenue during the three months ended September 30, 2008 over the same period in 2007 is primarily due to the increase in the number of customers from year to year. For the nine months ended September 30, 2008, total revenues decreased $27,289, or 8% to $302,351 as compared to $329,640 for the same period in 2007. The decrease in revenue for the nine months ended is due to the expiration of aVinci’s agreement with BigPlanet on December 31, 2007.

Four customers accounted for a total of 94 percent of aVinci’s revenues for the three months ending September 30, 2008 (individually 47 percent, 19 percent, 15 percent, and 13 percent) compared to one customer accounting for 98 percent of the revenue for the same period in 2007. Four customers accounted for a total of 93 percent of aVinci’s revenues for the nine months ending September 30, 2008 (individually 47 percent, 20 percent, 15 Percent and 11 percent) compared to one customer accounting for almost all of the revenue for the same period in 2007. No other single customer accounted for more than 10 percent of aVinci’s total revenues for the three and nine months ended September 30, 2008 or the same periods in 2007.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold increased $219,332 to $233,300 for the three months ended September 30, 2008, compared to $13,968 for the same period in 2007. For the nine months ended September 30, 2008, cost of goods sold increased $630,011 to $666,933 compared to $36,922 for the same period in 2007. The increases in cost of goods sold are primarily due to the change in the type of work being performed in 2008 versus 2007. In 2007, we primarily supplied software technology to build DVD movies for a single customer – BigPlanet. In 2008, we have multiple customers and the cost of goods sold includes not only fulfillment costs, but also includes a portion of the cost of hardware to one customer that purchased fulfillment equipment. (Both the revenue and costs associated with this contract are being recognized over the life of the contract.) For the three and nine months ended September 30, 2008 cost of goods sold includes $188,256 and $547,361 respectively, in costs associated with fulfillment; and $45,044 and $119,572, respectively, for the cost of hardware

Research and Development. Our research and development expense decreased $102,353, or 18%, to $456,992 for the three months ended September 30, 2008, compared to $559,345 for the same period in 2007. The decrease is primarily due to a decrease in the average headcount during this period from year to year. Additional research and development resources were needed during the quarter ending September 30, 2007 in preparation for the launching of our products at Wal-Mart. The decrease in headcount accounts for approximately $65,000 of the decrease. For the nine months ended September 30, 2008, research and development increased $90,291, or 7% to $1,447,522 as compared to $1,357,231, for the same period in 2007. The increase in research and development expenses for the nine month period is due to an increase in personnel and related costs of approximately $122,000 for new employees and consultants involved with both the technology development for deployments and the ongoing maintenance of our products, with various retailers online and with various retailers in the form of hard good kits.

Selling and Marketing. Our selling and marketing expense decreased $45,437, or 10%, to $398,854 for the three months ended September 30, 2008, compared to $444,291 for the same period in 2007. The decrease is due to marketing and advertising costs incurred during the quarter ended September 30, 2007 associated with the launch of our product at Wal-Mart. Marketing and advertising expenses decreased by almost $79,000 from year to year. For the nine months ended September 30, 2008, selling and marketing increased $407,365, or 43% to $1,365,650 compared to $958,285, for the same period in 2007. The increase is due to additional personnel and the related costs for new employees which increased approximately $240,000; and the costs for consultants involved with increased marketing efforts directed at mass retailers, which increased approximately $173,000.

General and Administrative. Our general and administrative expense decreased $426,322, or 29%, to $1,028,784 for the three months ended September 30, 2008, compared to $1,455,106 for the same period in 2007. The decrease is due to a decrease of $234,000 in stock-based compensation expense due to a large option grant to Amerivon Holdings, Inc. (Amerivon) on July 1, 2007. General and administrative expenses also decreased due to a $90,000 decrease in the use of outside contractors used during 2007 to help launch our product at Wal-Mart, and due to a $112,000 decrease in bonuses from year to year. For the nine months ended September 30, 2008, general and administrative expenses increased $714,215, or 26% to $3,497,680 compared to $2,783,465, for the same period in 2007. The increase for the nine months ended September 30, 2008, is due to a $537,000 increase in consulting and outside services as a result of the consulting agreement with Amerivon (see “Related Party Transactions” below, for more information on this consulting agreement). The increase for the nine months ended September 30, 2008 are also attributable to fees incurred as a result of the reverse merger transaction (see Note 2, in Notes to Condensed Consolidated Financial Statements); legal and accounting fees of approximately $205,000; and directors and officers’ liability insurance of $180,000.

Interest Expense. Our interest expense increased $3,129, or 43%, to $10,353 for the three months ended September 30, 2008, compared to $7,224 for the same period in 2007. For the nine months ended September 30, 2008, interest expense decreased $541,925 or 80% to $136,465 compared to $678,390 for the same period in 2007. The decrease is due to the accretion of debt discount of $338,594 and the conversion of convertible debt into equity in May 2007. To fund operations, aVinci Media LC undertook in the first quarter of 2006 a large private offering consisting of 12-month convertible debt, bearing interest at 10%. The offering was taken in its entirety by Amerivon Investments, LLC, who invested a total of $830,000. In August of 2006, Amerivon invested an additional $1,560,000 in a convertible debt offering, bearing interest at 9%.

In December 2006, aVinci Media LC entered into various short-term loans from its members totaling $285,783 to fund operations until the funding transaction with Amerivon Investments, LLC closed. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. In May 2007, these loans were repaid.

Income Tax Expense. For the three and nine months ended September 30, 2008 and 2007, no provisions for income taxes were required. We accrue income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Prior to June 6, 2008, aVinci Media LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

At September 30, 2008, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that a valuation allowance be established when there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that is more likely than not that the net deferred tax assets will not be realized.

In June 2008, following the merger transaction described in Note 2 of Notes to Condensed Consolidated Financial Statements, we paid $113,028 in federal income taxes for our September 30, 2007 federal income tax return filed in the name of Secure Alliance Holdings Corporation. Also in June 2008, we paid $85,434 towards estimated Texas Franchise Tax in the name of Secure Alliance Holdings Corporation. Both of these items were accrued for at the time of the merger transaction. In August 2008, we made a final payment of $6,948 for Secure Alliance Holdings Corporation’s September 30, 2007 federal income tax return.

 Preferred Dividends and Deemed Dividends. We recorded a preferred dividend of $976,000 for the nine months ended September 30, 2008, to reflect the conversion of Series B preferred units to common units immediately prior to the closing of the Merger with aVinci Media LC. The conversion included an additional 1,525,000 common units that were issued upon conversion in order to induce conversion. The inducement units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders. We recorded a deemed dividend of $190,000 for the nine months ended September 30, 2007, due to the accretion of issuance costs related to the Series B offering.

Distributions on Series B redeemable convertible preferred units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. The distributions on Series B redeemable convertible preferred units decreased $133,160, or 100%, to $0 for the three months ended September 30, 2008, compared to $133,160 for the same period in 2007. For the nine months ended September 30, 2008, distributions on Series B redeemable convertible preferred units increased $50,682, or 29% to $225,773 compared to $175,091, for the same period in 2007. The changes are due to the distribution accrual beginning in May 2007, and ending (due to the reverse merger) in June 2008.

Balance Sheet Items

The following were changes in our balance sheet accounts. Many of the changes were as a result of the Merger. See Note 2 of Notes to Condensed Consolidated Financial Statements for more information on the Merger.

Cash. Cash increased $1,986,524, or 231%, to $2,845,593 at September 30, 2008, from $859,069 at December 31, 2007. The increase is due to the cash received in connection with the reverse merger.

Marketable Securities-Available-for Sale. We own 2,022,000 shares of the common stock of Cashbox plc. As of September 30, 2008, the common stock in Cashbox plc was recorded at a fair value of $211,319. Unrealized losses on these shares of common stock, included in stockholders’ equity, were $91,981 as of September 30, 2008.

Property and Equipment, net. Property and equipment decreased $261,322, or 26%, to $729,201 at September 30, 2008, from $990,523 at December 31, 2007. The decrease is due to depreciation expense ($326,000) exceeding fixed asset additions ($67,000).

Distributions Payable. Distributions payable decreased $308,251, or 100%, to $0 at September 30, 2008, from $308,251 at December 31, 2007. The decrease is a result of paying off all accrued distributions, and the elimination of the Series B convertible preferred units as a result of the reverse merger.

Notes Payable. Notes payable decreased $1,000,000, or 100%, to $0 at September 30, 2008, from $1,000,000 at December 31, 2007. The decrease is due to the notes payable balance being eliminated as a result of the reverse merger. The amount has been reclassified to an intercompany account which has been eliminated in consolidation.

Equity Accounts. As a result of the reverse merger, Sequoia’s Series A and B convertible preferred units and Common Units were exchanged for common stock.

Liquidity and Capital Resources.

	Unaudited
	Nine Months Ended
	September 30,
Statements of Cash Flows	2008	2007

Cash Flows from Operating Activities	$(6,372,069)	$(3,869,937)
Cash Flows from Investing Activities	(71,241)	(487,279)
Cash Flows from Financing Activities	8,429,834	5,816,405
Increase in cash and cash equivalents	1,986,524	1,459,189

Operating Activities. For the nine months ended September 30, 2008, net cash used in operating activities was $(6,372,069) compared to $(3,869,937) for the same period in 2007. The changes were due to higher operating expenses for the nine months ended September 30, 2008 for the pursuit of new customers and development of additional delivery methods for software technology which required substantial additional human, equipment and property resources.

Investing Activities. For the nine months ended September 30, 2008, aVinci’s cash flows used in investing activities was $(71,241) compared to $(487,279) for the same period in 2007. The change was due to purchasing less property and equipment in the nine months ended September 30, 2008 than in the same period in 2007. During 2007 we purchased property and equipment to allow for the fulfillment of products for customers and anticipated customers.

Financing Activities. For the nine months ended September 30, 2008, financing activities provided a net $8,429,834 of cash compared to $5,816,405 for the same period in 2007. During the nine months ended September 30, 208, we received approximately $7.1 million in cash as a result of the reverse merger. During this period, aVinci Media LC received $460,625 from Amerivon Investments, LLC from the pre-merger exercise of 1,827,606 warrants to purchase additional common units (converted to 1,591,776 shares after the merger), used $534,024 for payment of accrued distributions, and used $91,879 for principal payments under capital lease obligations. During the nine months ended September 30, 2007, aVinci Media LC received $4.7 million from Amerivon Investments, LLC for the issuance of the Series B preferred units, and $1.5 million from the issuance of the convertible debentures. Also during this period aVinci Media LC made payments of $285,783 on loans to management, and $117,080 in loan costs.

Previously, aVinci Media LC had elected to grow its business through the use of outside capital beyond what had been available from operations to capitalize on the growth in the digital imaging industry. During the first half of 2006 aVinci Media LC undertook a private equity offering consisting of 12-month convertible debt, bearing interest at 10%. The offering was taken in its entirety by Amerivon Investments, LLC, who invested a total of $829,250. At the time of the investment, Amerivon Inveestments, LLC placed a member on aVinci Media LC’s Board of Managers. In August of 2006, Amerivon Investments, LLC invested an additional $1,564,000 in a convertible debt offering, bearing interest at 10%.

In anticipation of closing the Merger Agreement, Secure Alliance Holdings Corporation (SAH), entered into a Loan Agreement with aVinci Media LC whereby SAH agreed to extend to aVinci Media LC $2.5 million to provide operating capital through the closing of the transaction. A total of $1 million was loaned to aVinci Media LC during 2007, with an additional $1.5 million being loaned in 2008. In connection with the closing of the Merger Agreement on June 6, 2008, aVinci Media LC received approximately $7.1 million to fund operations in addition to the $2.5 million previously loaned by SAH to aVinci Media LC. Upon closing of the Merger, the $2.5 million notes payable by aVinci Media LC was eliminated. Management believes that the funds received in connection with the Merger will be sufficient to sustain operations at least through January 31, 2008. Based on the cash run rate of our current growth and operating plans, the current cash resources are anticipated to fund operations through April 2009. Additional cash of approximately $2.2 million will be needed to fund operations through the end of 2009 based on our current plans. We may, however, choose to modify our growth and operating plans to the extent of available funding, if any. As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.

Our plan is to pursue a private offering of debt, convertible debt or common stock to raise approximately $1 million to $1.5 million during the fourth quarter of 2008 to help fund operations through 2009.  This capital raise will potentially be dilutive of current shareholders.  Because our business is highly seasonal with as much as 40% of annual sales coming during the year-end holiday season, the total amount to be raised will be determined by estimating the total sales upon the close of the holiday season deployment date of November 15, 2008.  We are currently working with several of our mass retailer customers to finalize several deployments by November 15, 2008; although, we can provide no assurances the deployments will occur.  In the event additional outside capital cannot be raised, we plan to take action to cut operating expenses related to future product enhancements and deployments and continue only with expenses associated with servicing and selling the products deployed as of December 2008.

Related Party Transactions

Consulting Agreement. During the three and nine months ended September 30, 2008, pursuant to an agreement executed during the year ended December 31, 2007, we recorded expense of $0 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc., the parent company of a significant shareholder. During the three and nine months ended September 30, 2008, we paid Amerivon Holdings, Inc. $695,000 and $745,000, respectively, for this agreement.

On July 1, 2008 we entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. During the three and nine months ended September 30, 2008, the company recorded expense of $683 for consulting services under this new agreement. During the three and nine months ended September 30, 2008, the Company paid Amerivon $485 for this agreement.

Distributions. The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. During the nine months ended September 30, 2008 and 2007, $202,696 and $41,931, respectively, was accrued for distributions due on the Series B redeemable convertible preferred units held by Amerivon Investments, LLC. We paid Amerivon Investments, LLC $447,783 for the accrued distributions in June 2008.

Warrant Exercise. On January 30, 2008, Amerivon Investments, LLC exercised 1,504,680 warrants to purchase common units for cash received of $414,625; and on June 5, 2008, Amerivon Investments, LLC exercised 87,096 warrants to purchase common units for a total price of $46,000. These exercises, along with Amerivon’s conversion of convertible preferred units, increased Amerivon Investments, LLC ownership percentage to 45.4% of all common units prior to the merger on June 6, 2008.

Notes Payable and Series B Redeemable Convertible Preferred Units. On January 19, 2007 and again on February 14, 2007, Amerivon Investments, LLC was issued $500,000 of convertible notes payable. These convertible notes payable accrued interest at 9% per annum, and had a maturity date of June 30, 2007. A beneficial conversion feature in the amount of $171,875 was recognized, all of which was accreted to interest expense as of June 30, 2007.

In December 2006, aVinci Media LC entered into various loans from its members of the Company totaling $285,783. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. Loan origination fees of $20,005 were recorded as an intangible asset to be amortized over the life of the loans. On January 5, 2007, an additional $20,000 was loaned was loaned by the managers. In April and May 2007, total outstanding principal, accrued interest, and loan origination fees of $285,783, $10,376, and $20,005, respectively, were paid and the associated asset was fully amortized.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the future requirements of SFAS 161 will not have a material effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

aVinci does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that is material to investors.

Contractual Obligations and Commitments

The following table sets forth certain contractual obligations as of September 30, 2008 in summary form:

		Less			More
		than 1	1-3	4-5	than 5
Description	Total	year	years	years	years
Long-term debt	$—	—	—	—	—
Capital lease obligations	305,004	166,162	133,842	—	—
Operating lease obligations	536,694	321,321	210,423	4,950	—
Notes payable	—	—	—	—	—
Purchase obligations	97,000	97,000	—	—	—
Other long-term liabilities under GAAP	—	—	—	—	—
Totals	$938,698	584,483	349,265	4,950	—

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett B. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                   RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our amended Form S-1 as filed with the SEC on November 4, 2008.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

10.14	Quatex, Inc. and Sequoia Media Group, LC Services Agreement, dated September 1, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aVinci Media Corporation

November 14, 2008	By:	/s/ Chett B. Paulsen
Chett P. Paulsen
Principal Executive Officer

November 14, 2008	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer