Form 10-K
period 2008-12-31
aVINCI MEDIA CORP
filed 2009-03-31
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 333-152869

aVINCI MEDIA CORPORATION
(Exact name of registrant as specified in charter)

Delaware	75-2193593
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11781 South Lone Peak Parkway, Suite 270, Draper, Utah 84020
(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (801) 495-5700

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing price of such common stock as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $24,059,318.

As of March 24, 2009, there were 48,738,545 shares of the Company’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

aVinci Media Corporation (AVI Media or the Company) (formerly known as Secure Alliance Holdings Corporation) is a Delaware corporation.  Between October 2, 2006 and June 6, 2008, we were a shell public company and conducted no business activities other than seeking appropriate merger acquisition candidates.  In June 2008 (described in Recent Developments below), these efforts led to the acquisition of Sequoia Media Group, LC by way of a reverse merger.  Sequoia Media Group, LC changed its name to aVinci Media, LC in July 2008 following the reverse merger.  aVinci Media, LC, is a Utah limited liability company originally organized on March 28, 2003 under the name Life Dimensions, LC.

The Merger was effective on June 6, 2008, upon the filing of Articles of Merger with the Utah Division of Corporations.  In connection with the Merger transaction, we amended the Certificate of Incorporation to (i) change our name from Secure Alliance Holdings Corporation to aVinci Media Corporation; (ii) increase our authorized shares of common stock from 100,000,000 to 250,000,000; (iii) authorize a class of preferred stock consisting of 50,000,000 shares of $.01 per value preferred stock; and (iv) effect a 1-for-2 reverse stock split.

General Development of AVI Media’s Business

AVI Media has developed and deployed a software technology that employs “Automated Multimedia Object Models,” its patent-pending way of turning consumer captured images, video, and audio into complete digital files in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  AVI Media filed its first provisional patent in early 2004 for patent protection on various aspects of its technology with a full filing occurring in early 2005, and AVI Media has filed several patents since that time as part of its intellectual property strategy. All of AVI Media’s patent applications are pending and have not, as yet, been granted. AVI Media’s technology carries the brand names of “aVinci” and “aVinci Experience.”

In May 2004 aVinci Media, LC signed its first client agreement with BigPlanet, a division of NuSkin International, Inc. (“NuSkin”).  Under the terms of the BigPlanet agreement, aVinci Media, LC supplied BigPlanet with its software technology that BigPlanet marketed, sold, and fulfilled for its consumers.  Revenues from BigPlanet represent substantially all of aVinci Media, LC’s sales through 2007 at approximately $3.4 million from May 2004 through December 2007.  aVinci Media, LC’s agreement with BigPlanet expired on December 31, 2007.  BigPlanet continues to offer aVinci Media, LC’s DVD products and pays a per-product royalty for products resulting in a monthly royalty of less than $2,000 per month.

Since inception aVinci Media, LC has continued to develop and refine its technology to be able to provide higher quality products through a variety of distribution models including in-store kiosks, retail kits, and online downloads.  aVinci Media, LC’s business strategy has been to develop a product solution that provides users with professionally created templates to automatically create personalized products by simply adding user images.

aVinci Media, LC spent approximately $1.7 million, $1.9 million and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively, on research and development. The majority of these costs are salary costs for those involved in research and development activities.

Business efforts during 2006 and 2007 were directed at developing relationships with mass retailers.  aVinci Media, LC signed an agreement to provide its technology in Meijer stores at the end of 2006.  Due to problems a third party supplier had deploying its kiosk software in Meijer stores, aVinci Media, LC was delayed in deploying its software technology that was to be provided through the third party kiosk.  During 2007, Meijer signed Hewlett Packard as its kiosk vendor and aVinci Media, LC entered into an agreement to provide its software in Meijer stores on Hewlett Packard kiosks.  aVinci Media, LC’s software integration onto the Hewlett Packard kiosk was completed in 2008 and deployed in April 2008 in Meijer stores.  During 2007, AVI Media signed an agreement with Fujicolor to deploy its technology on their kiosks located in domestic Wal-Mart stores.  AVI Media’s initial integration and deployment with Fujicolor in domestic Wal-Mart stores took place in the third quarter of 2007, with a software update in the third quarter of 2008 to enhance the user experience and the product offering.

In January 2008, aVinci Media, LC signed an agreement with Costco.com, to deliver its DVD product online.  aVinci Media, LC’s DVD product began being offered at Costco.com on the “photo” category at the end of March 2008.

In November 2008, aVinci Media, LC began deploying its software in domestic Walgreens stores on kiosks located in the photo department.  Deployment continues and is anticipated to be completed in over 6,500 stores by May 30, 2009.  The product offering is being deployed on existing kiosks and photo lab equipment that allows the retailer to create DVD products in-store.  Under this model, we place the product builder in the retail stores and the product creation and fulfillment happens in the store.  The retailer supplies the raw materials and the labor to build the DVD products.

Initial operations before aVinci Media, LC’s formal entity organization in March 2003 were funded through founder contributions.  Operations since May 2004 have been funded by royalty revenue received from BigPlanet, totaling approximately $3.4 million to date; from outside investment capital, totaling approximately $9.8 million to date; and from loans from Secure Alliance Holdings Corporation (associated with the Merger transaction) totaling approximately $2.5 million.

From pre-organization through aVinci Media, LC’s initial contract, the founders contributed approximately $150,000.  These initial contributions were provided in exchange for promissory notes bearing interest at 10%, the principal and interest of which were converted into convertible debentures bearing interest at 10% with a term of 13 months through January 31, 2005.  The debentures and interest were converted into Series A preferred membership interests (the “Series A Preferred Units”) in January 2005.  The preferences of the Series A Preferred Units was the right to convert the Series A Preferred Units into an investment in a future financing if, at anytime within 12 months of receiving the Series A Preferred Units, aVinci Media, LC raised capital at a lower valuation than such Series A Preferred Units holders’ initial investment (which did not occur), and the right to receive distributions upon a liquidating event before common unit holders receive distributions.  All of the Series A Preferred Units were converted into common units prior to the Merger.

During the fourth quarter of 2003, aVinci Media, LC initiated a small private offering that closed in the first quarter of 2004.  The offering consisted of 12-month convertible debt, bearing interest at the annual rate of 10%.  In January 2005, all but $30,000 of the debt converted into Series A preferred.  In February 2005, aVinci Media, LC closed a private offering of approximately $150,000 consisting of the sale of common units, and it followed that offering with another offering in June of 2005, consisting of the sale of common units through which it raised an additional $173,000.

Needing more capital to continue pursuing its business plan through 2006, aVinci Media, LC undertook a larger private offering consisting of 12-month convertible debt, bearing interest at 10%.  The offering was taken in its entirety by Amerivon Investments, LLC, who invested a total of $829,250. At the time of the investment, Amerivon Investments LLC placed a member on aVinci Media, LC’s Board of Managers. In August of 2006, Amerivon Investments LLC invested an additional $1,560,000 in a convertible debt offering, bearing interest at 10%.

During the six months ended June 30, 2007, aVinci received $2,000,000, net of $190,000 in issuance costs, from Amerivon Investments, LLC for the issuance of the Series B preferred units, and $1,535,000 from issuance of the convertible debentures.  In May 2007, Amerivon Investments, LLC converted approximately $2.4 million in aggregate convertible debt together with accumulated interest into common units of aVinci Media, LC.  Amerivon Investments, LLC also provided $2,675,000 in additional cash in the second half of 2007, which, along with funding made in the first half of 2007, plus accumulated interest, was used before the merger to purchase a total of $6.4 million of Series B preferred stock. Upon the closing of the Series B preferred stock offering, Amerivon placed a second member on AVI Media’s Board of Managers.

The Series B preferred entitled its holders to redemption rights after four years, annual dividends equal to 8% of the principal amount of the investment, and the right to receive distributions before common and Series A preferred holders receive distributions upon liquidation.  The Series B preferred owners converted all of their Series B preferred units into common units immediately prior to the Merger.

AVI Media is currently working to close a private round of capital to raise $1.5 million from Amerivon Holdings.  For the capital, Amerivon Holdings would receive Series A convertible preferred shares which have an 8% per annum cumulative dividend to be paid when declared by the Board.  Each share of Series A convertible preferred is convertible into five common shares.  AVI Media does not anticipate declaring payment of the preferred dividend until the Company has positive cash flows from operations.

Financial Information about Operating Segments

We conduct business within one operating segment in the United States.  From 2004 through 2007, aVinci Media, LC generated revenues (except for a few thousand dollars) with one customer, BigPlanet, a division of NuSkin.  Beginning in 2008, AVI Media began diversifying its customer base and generating revenues through agreements with Fujicolor (in Wal-Mart stores), Costco.com, Meijer Stores, Walgreens and Qualex Inc. Our long-lived assets are located in the United States.

Description of Business

Software Technology and Products

We make software technology and package it in various forms available to mass retailers, specialty retailers, Internet portals and websites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media.  Our customers are retailers and other vendors and generally not end consumers.  We enable our customers to sell our products to the end consumer who remain customers of its vendor and do not become our customers directly.  We currently do, however, deliver our technology to end consumers through (i) third party photo kiosks at mass and specialty retail outlets, (ii) retail kit shrink wrapped software at mass and specialty retail outlets, (iii) simple software downloads through third party Internet sites, (iv) simple software downloads through our own managed Internet site to which third party Internet sites are linked, and (v) on our own managed web servers on the world wide web to which third party Internet sites are linked.

Generally all of our products require the end consumer to simply supply digital images.  We supply preformatted templates for an occasion, event, or style such as a wedding, birthday, or activity that fits a particular style.  A template for a DVD generally includes six to eight different scenes that incorporate background images related to that particular template theme.  Each scene is built around four to ten digital image frames, or placeholders, where user supplied images are placed to have the appearance of being part of the themed contextual images we supply to support the template theme.  We utilize a technique called “layering,” (which is the subject of its patent) to stitch together its supplied images with the user-supplied images to produce a themed DVD movie.  Scenes may involve panning over the user images as though they are photographs sitting on a table, or having user images appear in frames sitting on a mantle as the camera angle appears to change and move around the mantle piece, to describe a few of the hundreds of scene effects we utilize.  Each template also provides a pre-designated position and font for a unique title, and in some instances subtitle and other text, to be added by the end consumer.  The scenes are assembled in an order to give the production a feeling of telling a story.  Each template also comes with a default sound track selected to match the template theme.  In some applications of our software, the consumer can select from one of several music selections fitted to the selected theme.  All of the images and music we supply with the themed templates are owned by us or have been fully licensed from the owners of the rights.

Using a wedding DVD template that is supplied on a retail kiosk as an example, a consumer brings a CD or photo storage card containing his or her images to a kiosk located in a retailer’s store.  The consumer inserts the image storage device into the kiosk reader and the kiosk loads the user images onto the kiosk.  The user then chooses to make a DVD from a menu on the kiosk at which point our software is launched.  The user browses the categories and selects “wedding” from among four to six categories of templates and then selects “wedding day” from a few different wedding templates.  The user next selects 40 photos from his or her user supplied images to be incorporated into the template and can rotate and move the images into the preferred orientation and order.  A title and subtitle, such as “John and Jessica’s Wedding,” “November 14, 2007,” are typed into the kiosk by the user and the user specifies the number of copies he or she wants to purchase.  With this, the user has successfully ordered a wedding DVD.

Upon completion of an order, we take the order information and images and build the DVD product remotely at our offices.  The user then gets back a DVD case with the user’s pictures on the cover containing a DVD with the user’s image printed on the DVD as a label and an insert containing thumbnail sized images of each user image used to make the DVD.  The DVD plays on standard DVD players and starts with a customer or aVinci branded “spin-up” to get to a standard navigation screen.  The navigation screen shows a user image in a contextual background consisting of wedding flowers.  By pressing the “Play” button, the movie is launched with the first scene featuring a wedding announcement with John and Jessica’s name in a rich stylistic font.  The perceived camera angle then pans over to a digitally created frame containing a picture of the bride supplied by the user, while soft wedding themed music plays.  The scenes transition with pictures of flowers taking the viewer through the wedding day.  The DVD ends with credits for licensed media and audio used to produce the DVD production.

Our photo books are created in the same fashion as described for DVDs, only our templates are created and laid out to tell the themed story in the form of a ten to twenty page, eight by eleven inch photo book.  Book pages are laid out by our design experts, printed on a digital press and hardbound.  Posters incorporate one or more user images into themed art matching DVD and photo book themes.  We launched the first photo book and poster products during the second quarter of 2008.

Product Delivery Model

Under our business model, we integrate with retail or other vending customers according to each customer’s business plan.  Our customers maintain the end consumer relationship and control as much of the image capture, product creation, and delivery of product as they desire based largely upon the product delivery method they select.  We do the rest and manage whatever our customers want to pass to us to manage.

With its kiosk model, we integrate with a third party kiosk provider and integrate our software onto the kiosk.  End consumers using the kiosk load their images onto the kiosk and can make a variety of products.  With our software on the kiosk, when the consumer chooses to make a DVD product, its software launches and takes the consumer through the process of selecting a theme, a specific production type (called a storyboard), the photos to be integrated into the product, a title, and the order quantity.  The kiosk then generates an order confirmation for the consumer who uses the confirmation to pick up and pay for the order when complete.  Upon completion the kiosk order goes either to the retailer’s lab to be fulfilled in store or to central processing to be fulfilled remotely.

Retailers and vendors can stock our retail kit product which consists of a small box containing a CD containing a simplified version of its production software for a specific production type (such as Wedding) and a product code.  The end consumer pays for the product at the store and can then use the CD at home or work to place their prepaid product order.  The CD loads the software onto the customer’s computer and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, and uploading the order information and image files for remote fulfillment.

With third party Internet sites, the process is similar to our retail kit product except for how the consumer loads the simple software on his or her computer and how he or she pays for the product order.  With an Internet vendor that manages our software through their site, we supply the vendor with its software download.  The consumer then downloads the simple software from the vendor’s web servers over the Internet.  The software loads and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, taking the consumer’s credit card information to process the payment transaction for products ordered via a secure Internet transaction, and uploading the order for remote fulfillment.

In the event a retailer or vendor wants us to manage the software download, they simply provide a link on their website to us and we provide the simple software download from its web servers over the Internet.  The consumer process then works as outlined for a third party Internet site deployment.  Following the software download, the software loads and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, taking the consumers credit card information to process the payment transaction for products ordered via a secure Internet transaction, and uploading the order for remote fulfillment.

As a companion to the retail kit product, we launched in the second quarter of 2008 a web site that will allow consumers who upload orders using the retail kit software to order additional copies and additional products on the web site.  Under this business model, the consumer uploads the product order purchased as a retail kit product.  Upon receipt of the order, we provide the consumer with a dialogue box asking if they would like to add additional copies of the created product to his or her order, and if he or she would like to order a companion photo book or poster to the order.  If the customer chooses to order additional products, we process the payment transaction for the products ordered via a secure Internet transaction.

Until November 2008, all of our customers have elected to have products fulfilled remotely.  We currently fulfill all such product orders in house.  Once a consumer orders a product by selecting the product and the pictures and his or her images to be used in creating the product, the order and images are received by our web servers deployed in-house.  Our servers process the orders and photos and pass the electronic files off to computers that build the final product and send the files to be burned on a DVD or printed on a print media product such as a photo book or poster.  Finished products are shipped to retail customers for delivery to end customers or directly to end customers depending on the retail customer’s business model.

In November 2008, we began deploying our product builder in Walgreens stores on existing kiosks and photo lab equipment that allows the retailer to create DVD products in-store.  Under this model, we place the product builder in the retail stores and the product creation and fulfillment happens in the store.  The retailer supplies the raw materials and the labor to build the DVD products.

Our revenue model generally includes a per product royalty.  With all product deployments except the retail kit product, each time an end customer makes a product utilizing our technology, we receive a royalty from our retailer customers.  From the royalty received, we pay the royalties associated with licensed media and technology.  If we are performing product fulfillment, we also pay the costs of goods associated with production of the product.  If our customer utilizes in-store fulfillment, our customer pays the cost of goods associated with production.

Previously our revenue contracts generally included a software license and post-contract support (PCS), and may have included training, implementation, and other services such as product fulfillment services. Because these contracts generally include the delivery of a software license, we account for the majority of these revenue contracts in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software. SOP 97-2 generally provides that until vendor specific objective evidence (VSOE) of fair value exists for the various components within the contract, that revenue is deferred until delivery of all elements except for PCS and training has occurred.

After all elements are delivered except for PCS and training, deferred revenue is recognized on a straight-line basis over the remaining term of the contract. Because of our limited sales history, we do not have VSOE for the different components that may be included in sales contracts.

We record billings and cash received in excess of revenue earned as deferred revenue. The deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. Revenue earned but not billed is classified as unbilled accounts receivable in the balance sheet. We bill customers as payments become due under the terms of the customer’s contract. We consider current information and events regarding our customers and their contracts and establish allowances for doubtful accounts when it is probable that we will not be able to collect amounts due under the terms of existing contracts.

As noted above, we currently deliver our technology to end consumers through (i) third party photo kiosks at mass and specialty retail outlets, (ii) retail kit shrink wrapped software at mass and specialty retail outlets, (iii) simple software downloads through third party Internet sites, (iv) simple software downloads through our own managed Internet site to which third party Internet sites are linked, and (v) on our own managed web servers on the world wide web to which third party Internet sites are linked.

We currently have fulfillment hardware deployed in our Draper, Utah office.  Fulfillment equipment includes computer server configurations and DVD burning and printing units and large format printers.  DVD supplies, including DVD media supplied by Verbatim and Taiyo Yuden, DVD cases, and paper for printing DVD case covers, are inventoried to be able to meet customer DVD and poster fulfillment needs.  We currently use a local vendor partner, X-press-N Digital, Inc. to fulfill our photo books.

Customers

In May 2004, aVinci Media, LC signed its first client agreement with BigPlanet, a division of NuSkin.  NuSkin is a global direct selling company.  NuSkin markets premium-quality personal care products under the Nu Skin® brand, science-based nutritional supplements under the Pharmanex® brand, and technology-based products and services under the Big Planet® brand.  BigPlanet, NuSkin’s technology division, offers its customers ways to easily preserve, organize, share and enjoy photos online.  Under the terms of its BigPlanet agreement, aVinci Media, LC supplied software technology to build DVD movies which BigPlanet marketed, sold, and fulfilled for their consumers under their brand name “PhotoMax.”  Revenues from BigPlanet represented substantially all of aVinci Media, LC sales through 2007 at approximately $3.4 million to date.  The agreement required an annual minimum guaranteed royalty of $1 million, which was payable monthly in the amount of $83,333.33.  aVinci Media, LC’s agreement with BigPlanet expired on December 31, 2007.

On September 18, 2006, aVinci Media, LC signed an agreement to provide its technology in Meijer stores.  Meijer Distribution, Inc. (“Meijer”) is a Michigan-based retailer that operates 181 super centers throughout the mid-west.  The agreement term with Meijer continues through a date two years from the date Meijer first makes our software technology available to end consumers, subject to automatic renewal for additional 12-month periods after the initial term.  Under the terms, Meijer purchases DVD kits from aVinci Media, LC consisting of a pre-labeled DVD, DVD cover and paper for the case cover, and inserts printed with thumbnail size images of all the user photographs provided for use in the DVD production.  Meijer placed and paid for an initial purchase order of DVD kits, for approximately $109,000, but due to problems a third party supplier had deploying its kiosk software in Meijer stores, aVinci Media, LC was delayed in deploying its software technology that was to be provided through the third party kiosk.  During 2007, Meijer signed Hewlett Packard as its kiosk vendor and aVinci Media, LC entered into an agreement to provide its software in Meijer stores on Hewlett Packard kiosks.  aVinci Media, LC’s software integration onto the Hewlett Packard kiosk was completed in 2008 and deployed in April 2008 in Meijer stores and continues to be offered.

In January 2006, aVinci Media, LC signed an agreement with Storefront, a photo kiosk company. Storefront anticipated deploying our software on client kiosks in retailers such as King Soopers, Smith’s, Fred Meyer, Ralph’s and others.  Storefront has not deployed our software to date and we do not know if they will ever deploy our software with their customers.

On September 1, 2007, aVinci Media, LC signed an agreement with Qualex, Inc. (“Qualex”) to allow for the distribution of its software product to Qualex customers.  Qualex, a wholly owned subsidiary of Eastman Kodak, is the largest wholesale and on-site photofinishing company in the world and it offers traditional print and digital output solutions by operating a large network of commercial and in store labs throughout the United States and Canada.  Qualex announced in December 2008 that it was discontinuing its operations in the first quarter of 2009 and cancelled its contracts with us.

During 2007 at the request of Wal-Mart, aVinci Media, LC signed an agreement with Fujicolor to deploy its technology on Fujicolor kiosks located in domestic Wal-Mart stores.  Wal-Mart is a worldwide retailer with more than 5,000 domestic retail stores.  Fujicolor is part of Fujifilm, which is a world leader in photographic products and technology.  Our initial integration and deployment with Fujicolor in domestic Wal-Mart stores took place in the third quarter of 2007.  Our DVD product offering is currently deployed throughout domestic Wal-Mart stores on Fujicolor kiosks in more than 3,000 stores.   We updated our software and began offering companion books and posters with our DVD products.

We also became a Wal-Mart vendor and shipped our retail kit product to 200 Wal-Mart stores in June 2008.  We do not currently have plans to distribue the kit product into additional stores.

In January 2008, we signed an agreement with Costco.com, to deliver our DVD product online.  Our DVD product began being offered at Costco.com on the “photo” category at the end of March 2008.

In November 2008, we placed our kit product in Walgreens stores and deployed our software in approximately 1,500 Walgreens stores on existing kiosks.  We expect to continue to be successful in deploying our products through May 2009 until our product is available in over 6,500 Walgreens locations.  The product offering allows customers the choice of creating an archive of their digital media or our premium product on a DVD in-store.  This is our first deployment of our product created in-store, and we are working with Walgreens on the merchandising launch to raise awareness of the product set for June or July 2009.

Five customers accounted for a total of 92 percent of our revenues for the year ended December 31, 2008 (individually 34 percent, 20 percent, 18 percent, 11 percent and 10 percent) compared to one customer accounting for all of the revenue for the same period in 2007. No other single customer accounted for more than 10 percent of our total revenues for the year ended December 31, 2008 or 2007.  In addition to its current customers, we continue to actively negotiate agreements and relationships with other mass and specialty retailers and other vending partners. Given our large net loss applicable to common stockholders for the year ended December 31, 2008, the loss of any of our customers would not materially increase our net losses.

Competitors

Our competitors consist of professional videographers on the high-cost end and slideshow software programs on the low-cost end, with varying software tools in the middle.  Unfamiliar evaluators on the surface may attempt to compare the low-end slide show creator products with our products, but we believe when compared side by side differences are readily seen in production quality and detail.  Generally only user images are included in the slide show and context; graphics, audio, and music are not included.  We believe finished productions are generally poor quality and lack any meaningful emotional impact.

Software providers who supply consumer tools or solutions for consumers to make their own DVD productions include Adobe, Microsoft, Ulead, PhotoShow, Roxio, among others.  The closest direct competitive products to our technology are software tools such as iPhoto, iMovie and Final Cut Pro from Apple, each of which require users to spend a significant sum for the software, devote extensive time to master software usage, and significant time to create each individual production.  Additional competitors include Simple Star, MuVee, RocketLife, PhotoDex, and Smilebox all of which offer similar products.

Specific competitors in the market for the provision of personalized photo products include MediaClip, Muvee, Animoto, Slide, Roxio PhotoShow, and One True Media.  These competitors offer similar product lines including photo slideshows (online and DVD), photo books, and posters which are created through the use of software applications.  Certain competitors also make their products available for use on social networking sites such as Facebook and MySpace.

We believe AVI Media’s patent-pending production technology which automates the creation of multiple photo products utilizing the same images without further customer input, along with its proprietary storyboards incorporating licensed content such as popular music and animation and professional transitions gives it an advantage over its competitors.  We believe AVI Media’s use of licensed content gives it an additional advantage over its competitors who are still incorporating unlicensed music and other content into their products in that AVI Media has established good relationships in the music and film industry and may be able to offer popular titles its competitors cannot.

Common to software tools are their lack of automation.  The user spends a vast amount of time mastering software to produce the same sort of automated results that can otherwise be accomplished very quickly with AVI Media’s products.  A software user must first import media, organize it, choose timing and effects, edit music to length then render the production.  The rendered production must then be committed to DVD where the user has to then design a DVD interface before burning to DVD to have any navigation capabilities.

EMPLOYEES

As of March 20, 2009, AVI Media had 19 full-time employees and 4 part-time employees.  Most of its employees work in its primary business office in Draper, Utah.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR   BUSINESS

Risks Related to Our Business

All of AVI Media’s current operations are conducted through aVinci Media, LC, and since aVinci Media, LC’s inception, it has been spending more than it makes which has required it to rely upon outside financings to fund operations.  If AVI Media is not able to generate sufficient revenues to fund its business plans, AVI Media may be unable to continue operations as a going concern.

While our financial statements have been prepared under the assumption that we will continue as a going concern, the independent registered public accounting firm’s report on our December 31, 2008 financial statements, include an explanatory paragraph relating to their substantial doubt as to our ability to continue as a going concern. aVinci Media, LC, has operated at a loss since inception and is not currently generating sufficient revenues to cover the operating expenses of AVI Media.  If our revenues do not begin to grow, or if revenues decline and our expenses do not decline at a greater rate, we may be unable to generate positive cash flow.  We contemplate raising additional outside capital within the next 12 months to help fund current growth plans.  We anticipate that our current cash resources are sufficient to fund our operations through mid-April 2009.  We have recently reduced monthly expenses and we anticipate needing an additional $1 million to $1.5 million of capital from outside sources to fund operations through the end of 2009 based on our current plans and projections.  In the event we are not able to meet our revenue projections through the end of 2009, we may be required to raise additional capital or further reduce operating expenses. We have executed a term sheet with Amerivon Holdings, LLC to invest up to an additional $1.5 million in two phases, $750,000 by April 2009 and an additional $750,000 by the end of July 2009.  The funding will come in the form of an equity investment in exchange for Series A preferred shares convertible into common shares at the rate of 5 common shares per share of Series A preferred shares.  The Series A preferred shares also carry a dividend at an annual rate of 8%.   If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  Any decision to modify our business plans would harm our ability to pursue our aggressive growth plans.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded our operating, administrative and development costs through the sale of equity capital or debt financing.  If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our common stock or common stock equivalents, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives over the coming year.

AVI Media anticipates its business will become highly seasonal in nature which may cause its financial results to vary significantly by quarter.

The photo retail business is very seasonal in nature with a significant proportion of recurring revenues occurring the fourth quarter of the calendar year, particularly around the Thanksgiving and Christmas holidays.  Additionally, any disruptions in our operations during the fourth quarter could greatly impact our annual revenues and have a significant adverse effect on our relationships with our customers.  Our limited revenue and operating history makes it difficult for us to assess the impact of seasonal factors on our business or whether our business is susceptible to cyclical fluctuations in the economy.

AVI Media’s technology solutions and business approach are relatively new and if they are not accepted in the marketplace, its business could be materially and adversely affected.

Products created with our technology have only been available in the marketplace since 2005.  We have been pursuing a business model that requires retail and vendor partners to recognize the advantages of our technology to make it available to end consumers.  Having generated limited revenues, there can be no assurance that our products will receive the widespread market acceptance necessary to sustain profitable operations.  Our operations may be delayed, halted, or altered for any of the reasons set forth in these risk factors and other unknown reasons.  Such delays or failure would seriously harm our reputation and future operations.  If our products or our business model are not accepted in the market place, our business could be materially and adversely affected.

Our product solution focuses on an aspect of the digital photo industry that we believe is not being addressed in any meaningful way.  We provide a nearly finished product that takes user images and combines them with stock images to create context for user images in a themed presentation.  We also offer a unique DVD product that has not been widely sold in the marketplace in the form we offer.  The uniqueness of our product solution results in our products going to the market with a high level of uncertainty and risk.  As the market for its product technology is new and evolving, it is difficult to predict the size of the market, the future growth rate, if any, or the level of premiums the market will pay for our services.  There can be no assurance that the market for our services will emerge to a profitable level or be sustainable.  There can be no assurance that any increase in marketing and sales efforts will result in a larger market or increase in market acceptance for our services.  If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our proposed services do not achieve or sustain market acceptance, our proposed business, results of operations and financial condition will continue to be materially and adversely affected.

Ultimately, our success will depend upon consumer acceptance of our product delivery model and our largely pre-configured products.  We rely on our retail and internet vending customers to market our products to end consumers.  While we assist retailers with their marketing programs, we cannot assure that retailers will continue to market our services or that their marketing efforts will be successful in attracting and retaining end user consumers.  The failure to attract end user consumers will adversely affect our business.  In addition, if our service does not generate revenue for the retailer, whether because of failure to market it, we may lose retailers as customers, which would adversely affect our revenue.

aVinci Media, LC has for the past few years depended on a single customer for a significant portion of its revenue.  If we are unable to replace that customer and add additional customers it could materially harm our operating results, business, and financial condition.

During 2004, 2005, 2006, and 2007, over 90% of aVinci Media, LC’s revenue was derived from a single customer, BigPlanet.  The contract with BigPlanet expired on December 31, 2007.  aVinci Media, LC continues to provide our technology to BigPlanet on a monthly basis resulting in less than $2,000 a month in royalties. We added several additional customer and partner contracts during 2007 and 2008, including Fuji, Meijer, Walgreens, and ESPN.  If in the event we are unable to generate sufficient revenue from current customers and all additional customers in 2009, our operations and financial results will significantly suffer, jeopardizing long-term operations.  We may not succeed in generating additional revenues, and may be faced with intense price competition, both of which may affect our gross margins and could significantly impact ongoing operations.

AVI Media needs to develop and introduce new and enhanced products in a timely manner to remain competitive.

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives.  The pursuit of necessary technological advances and the development of new products require substantial time and expense.  To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability.  For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW.

Currently, there is extensive activity in our industry targeting the introduction of new, high definition formats including Blue Ray®.  To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats.  We expend significant time and effort to develop new products in compliance with these new formats.  To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected.  As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage.  Additionally, if these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products.  We cannot assure you that the products it is currently developing or intend to develop will achieve feasibility or that even if it is successful, the developed product will be accepted by the market.  We may not be able to recover these costs of existing and future product development and our failure to do so may materially and adversely impact its business, financial condition and results of operations.

If AVI Media is unable to respond to customer technological demands and improve its products, its business could be materially and adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our solutions and products.  The photo industry is characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions.  Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance existing software offerings, develop new product offerings and technology that address the varied needs of our existing and prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  There can be no assurance that we will successfully implement new technologies or adapt our solutions, products, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards.  If we are unable to adapt in a timely manner in response to changing market conditions or customer requirements for technical, legal, financial or other reasons, our business could be materially adversely affected.

AVI Media may experience rapid growth.  If it is unable to manage its growing operations effective, AVI Media’s business could be negatively impacted.

Potential rapid growth in all areas of our business may place a significant strain on our operational, human, and technical resources.  We plan that operating expenses and staffing levels will increase in the future to keep pace with our customer demands and requirements.  To manage growth, we would need to expand our operational and technical capabilities and manage our employee base, while effectively administering multiple relationships with various third parties, including business partners and affiliates.  We cannot assure that we will be able to effectively manage our growth.  The failure to effectively manage our growth could result in an inability to meet customer demands, leading to customer dissatisfaction and loss.  Loss of customers could negatively impact our operating results.

AVI Media may experience scale backs.  If it is unable to manage scale backs effectively, AVI Media’s business could be negatively impacted.

During 2008 we reduced our staff based upon lower than anticipated sales.  If additional reductions are needed, we must have defined plans to be able to provide the services and products required by customers.  We must also be able to keep existing staff motivated.  The failure to effectively manage reductions, if necessary, could result in an inability to add additional customers.  The inability to pursue additional markets and the lack of effective management of employees if reductions are required could negatively impact our operating results.

AVI Media competes with others who provide products comparable to its products.  If AVI Media is unable to compete with current and future competitors, its business could be materially and adversely affected.

The digital photography products and services industries are intensely competitive, and we expect competition to increase in the future as current competitors improve their offerings, new participants enter the market or industry consolidation further develops. Digital image services are provided by a wide range of companies.  Our competitors consist of professional videographers on the high-cost end and slideshow software programs on the low-cost end, with varying software tools in the middle.  Software providers who supply consumer tools or solutions for consumers to make their own DVD productions include Adobe, Microsoft, Ulead, PhotoShow, Roxio, among others.  Specific competitors in the market for the provision of personalized photo products include MediaClip, Muvee, Animoto, Slide, Roxio PhotoShow, and One True Media.  Internet portals and search engines such as Yahoo!, AOL and Google also offer digital photography solutions, and home printing solutions offered by Hewlett Packard, Lexmark, Epson, Canon and others.

Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations.  Our success is dependent upon our ability to maintain our current customers and obtain additional customers.  Most of our competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name and product recognition, and larger existing customer bases.  Although we have been able to enter into relationships with many potential competitors, we cannot provide any assurance our relationships will continue or that these potential competitors will not pursue their own product solutions that we currently provide to them.  With large and varied competitors and potential competitors in the marketplace, we cannot be certain that we will be able to compete successfully against current and future competitors.  If we are unable to do so, it will have a material adverse effect on our business, results of operations and financial condition.

AVI Media relies on its ability to download software and fulfill orders for its customers.  If AVI Media is unable to maintain reliability of its network solution it may lose both present and potential customers.

Our ability to attract and retain customers depends on the performance, reliability and availability of our services and fulfillment network infrastructure.  We may experience periodic service interruptions caused by temporary problems in our own systems or software or in the systems or software of third parties upon whom we rely to provide such service.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and interrupt our services.  Computer viruses, electronic break-ins or other similar disruptive events also could disrupt our services.  System disruptions could result in the unavailability or slower response times of the websites we host for our customers, which would lower the quality of the consumers’ experiences.  Service disruptions could adversely affect our revenues and, if the service disruptions were prolonged, would seriously harm our business and reputation.  We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions.  Our customers depend on Internet service providers and other website operators for access to our systems.  These entities have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Moreover, the Internet network infrastructure may not be able to support continued growth.  Any of these problems could adversely affect our business.

The infrastructure relating to our services are vulnerable to unauthorized access, physical or electronic computer break-ins, computer viruses and other disruptive problems.  Internet service providers have experienced, and may continue to experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees and others.  Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  Security breaches relating to our activities or the activities of third-party contractors that involve the storage and transmission of proprietary information could damage our reputation and relationships with our customers and strategic partners.  We could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages.  We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches.  Security measures we take, however, may not prevent disruptions or security breaches.

AVI Media relies on third parties for the development and maintenance of photo kiosks and backend Internet connections to reach its customers and such dependence on third parties may impair its ability to generate revenues.

Our business relies on the use of third party photo kiosks and Internet systems and connections as a convenient means of consumer interaction and commerce.  The success of our business will depend on the ability of our customers to use such third party photo kiosks and Internet systems and connections without significant delays or aggravation.  As such, we rely on third parties to develop and maintain reliable photo kiosks and to provide Internet connections having the necessary speed, data capacity and security, as well as the timely development of complementary products such as high-speed modems, to ensure our customers have reliable access to our services.  The failure of our customer photo kiosk providers and the Internet to achieve these goals may reduce our ability to generate significant revenue.

Our penetration of a broader consumer market will depend, in part, on continued proliferation of high speed Internet access for customers using kiosk and vendors providing its software and products via the Internet.  The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic.  As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it.  In addition, increased users or bandwidth requirements may harm the performance of the Internet.  The Internet has experienced a variety of outages and other delays and it could face outages and delays in the future.  These outages and delays could reduce the level of Internet usage as well as the level of traffic, and could result in the Internet becoming an inconvenient or uneconomical source of products and services, which would cause our revenue to decrease.  The infrastructure and complementary products or services necessary to make the Internet a viable commercial marketplace for the long term may not be developed successfully or in a timely manner.

AVI Media has relied upon its ability to produce products with its proprietary technology to establish customer relationships.  If AVI Media is unable to protect and enforce its intellectual property rights, AVI Media may suffer a loss of business.

Our success and ability to compete depends, to a large degree, on our current technology and, in the future, technology that we might develop or license from third parties.  To protect our technology, we have used the following: confidentiality agreements, retention and safekeeping of source codes, and duplication of such for backup.  Despite these precautions, it may be possible for unauthorized third parties to copy or otherwise obtain and use our technology or proprietary information.  In addition, effective proprietary information protection may be unavailable or limited in certain foreign countries.  Litigation may be necessary in the future to: enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others.  Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, which could impair our financial and business condition.  Although currently we are not engaged in any form of litigation proceedings in respect to the foregoing, in the future, we may receive notice of claims of infringement of other parties' proprietary rights.  Such claims may involve internally developed technology or technology and enhancements that we may license from third parties.  Moreover, although we sometimes may be indemnified by third parties against such claims related to technology that we have licensed, such infringements against the proprietary rights of others and indemnity there from may be limited, unavailable, or, where the third party lacks sufficient assets or insurance, ineffectual.  Any such claims could require us to spend time and money defending against them, and, if they were decided against us, could cause serious injury to our business operations.

The future success of AVI Media’s business depends on continued consumer adoption of digital photography.

Our growth is highly dependent upon the continued adoption by consumers of digital photography.  The digital photography market is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors.  To the extent that consumer adoption of digital photography does not continue to grow as expected, our revenue growth would likely suffer.  Moreover, we face significant risks that, if the market for digital photography evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current products and services may become unattractive, which would likely result in the loss of customers and a decline in net revenues and/or increased expenses.

Other companies’ intellectual property rights may interfere with AVI Media’s current or future product development and sales.

We have not conducted routine comprehensive patent search relating to our business models or the technology we use in our products or services.  There may be issued or pending patents owned by third parties that relate to our business models, products or services.  If so, we could incur substantial costs defending against patent infringement claims or it could even be blocked from engaging in certain business endeavors or selling our products or services.  Other companies may succeed in obtaining valid patents covering one or more of our business models or key techniques we utilize in its products or services.  If so, AVI Media may be forced to obtain required licenses or implement alternative non-infringing approaches.  Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video.  A number of companies and organizations hold various patents that claim to cover various aspects of DVD, MPEG and other relevant technology.  We have entered into license agreements with certain companies and organizations relative to some of these technologies.  Such license agreements may not be sufficient in the future to grant us all of the intellectual property rights necessary to market and sell our products.

AVI Media’s products rely upon the use of copyrighted materials that it licenses and its inability to obtain needed licenses, remain compliant with existing license agreements, or effectively account for and pay royalties to third parties could substantially limit product development and deployment.

Our products incorporate copyrighted materials in the form of pictures, video, audio, music, and fonts.  We actively monitor the use of all copyrighted materials and pays up-front and usage royalties as it fulfills customer orders for products.  If we were unable to maintain appropriate licenses for copyrighted works, we would be required to limit our product offerings, which would negatively impact our revenues.  We also seek to license popular works to build into our products and the photo merchandizing market is extremely competitive.  In the event we are unable to license works because our technology is not competitive or we have inadequate capital to pay royalties, we may not be able to effectively compete for photo-product production business which would seriously impart our ability to sell products.

AVI Media could be liable to some of its customers for damages that they incur in connection with intellectual property claims.

We have exposure to potential liability arising from infringement of third-party intellectual property rights in our license agreements with customers.  If we are required to pay damages to or incur liability on behalf of our customers, our business could be harmed.  Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us, which could harm our business.  Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products.  These price reductions could harm our business.

Legislation regarding copyright protection or content interdiction could impose complex and costly constraints on AVI Media’s business model.

Because of our focus on automation and high volumes, our operations do not involve, for the vast majority of our sales, any human-based review of content.  Although use of our software technology terms of use specifically require customers to represent that they have the right and authority to reproduce the content they provide and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis.  There is a risk that a customer may supply an image or other content that is the property of another party used without permission, that infringes the copyright or trademark of another party, or that would be considered to be defamatory, pornographic, hateful, racist, scandalous, obscene or otherwise offensive, objectionable or illegal under the laws or court decisions of the jurisdiction where that customer lives.  There is, therefore, a risk that customers may intentionally or inadvertently order and receive products using our technology that are in violation of the rights of another party or a law or regulation of a particular jurisdiction.  If we should become legally obligated in the future to perform manual screening and review for all orders destined for a jurisdiction, we will encounter increased production costs or may cease accepting orders for shipment to that jurisdiction which could substantially harm our business and results of operations.

The loss of any of AVI Media’s executive officers, key personnel, or contractors would likely have an adverse effect on its business.

Our greatest resource in developing and launching our products is the labor of our executive officers, employees and contractors.  We are dependent upon our management, employees, and contractors for meeting our business objectives.  In particular, the original founders and members of the senior management team play key roles in our business and technical development.  We do not carry key man insurance coverage to mitigate the financial effect of losing the services of any of these key individuals.  The loss of any of these key individuals most likely would have an adverse effect on our business.

If the collocation facility where much of AVI Media’s Internet computer and communications hardware is located fails, its business and results of operations would be harmed.  If AVI Media’s Internet service to its primary business office fails, its business relationships could be damaged.

Our ability to provide our services depends on the uninterrupted operation of our computer and communications systems.  Much of our computer hardware necessary to operate the Internet service for downloading software and receiving customer orders is located at a single third party hosting facility in Salt Lake City, Utah.  Our systems and operations could suffer damage or interruption from human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events.  We do have some redundant systems in multiple locations, but if our primary location suffers interruptions our ability to service customers quickly and efficiently will suffer.

AVI Media’s technology may contain undetected errors that could result in limited capacity or an interruption in service.

The development of our software and products is a complex process that requires the services of numerous developers.  Our technology may contain undetected errors or design faults that may cause our services to fail and result in the loss of, or delay in, acceptance of our services.  If the design fault leads to an interruption in the provision of our services or a reduction in the capacity of our services, we would lose revenue.  In the future, we may encounter scalability limitations that could seriously harm our business.

AVI Media may divert its resources to develop new product lines, which may result in changes to its business plan and fluctuations in its expenditures.

As we have developed our technology, customers have required us to develop various means of deploying our products.  In order to remain competitive and work around deployment issues inherent in working with third party kiosk providers, we are continually developing new deployments and product lines.  We recently developed a new point-of-scan product to provide customers with an alternative to getting our products from retail kiosks that are sometimes busy or out of order.  The development of new product types may result in increased expenditures during the development and implementation phase, which could negatively impact our results of operations.  In addition, we are a small company with limited resources and diverting these resources to the development of new product lines may result in reduced customer service turn around times and delays in deploying new customers.  These delays could adversely affect our business and results of operations.

AVI Media may undertake acquisitions to expand its business, which may pose risks to its business and dilute the ownership of existing stockholders.

The digital photo industry is undergoing significant changes.  As we pursue our business plans, we may pursue acquisitions of businesses, technologies, or services.  We are unable to predict whether or when any prospective acquisition will be completed.  Integrating newly acquired businesses, technologies or services is likely to be expensive and time consuming.  To finance any acquisitions, it may be necessary to raise additional funds through public or private financings.  Additional funds may not be available on favorable terms and, in the case of equity financings, would result in additional dilution to our existing stockholders.  If we do acquire any businesses and if we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations may suffer.  The time and expense associated with finding suitable and compatible businesses, technologies, or services could also disrupt our ongoing business and divert management’s attention.  Future acquisitions could result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations.

Requirements under client agreements and AVI Media’s method of delivering products could cause the deferral of revenue recognition, which could harm its operating results and adversely impact its ability to forecast recognition revenue.

Our agreements with clients provide for various methods of delivering our technology capability to end consumers and may include service and development requirements in some instances.  As we provide future point-of-scan products that require future fulfillment of products, we may be required to defer revenue recognition until the time the consumer submits an order to have a product fulfilled rather than at the time our point-of-scan product is sold.  In addition, if we are obligated to provide development and support services to customers, we may be required to defer certain revenues to future periods which could harm our short-term operating results and adversely impact our ability to accurately forecast revenue.

AVI Media’s pricing model may not be accepted and its product prices may decline, which could harm its operating results.

Under our current business model, we charge a royalty on each product produced using our technology rather than selling software to our customers.  If our customers are offered software products to purchase that do not require the payment of royalties, our business could suffer.  Additionally the market for photo products is intensely competitive.  It is likely that prices our customers charge end consumers will decline due to competitive pricing pressures from other software providers which will likely affect our product royalties and revenues.

AVI Media depends on third-party suppliers for media components of some of its products and any failure by them to deliver these components could limit its ability to satisfy customer demand.

We currently source DVD media and other components for use in our products from various sources.  We do not carry significant inventories of these components and we have no guaranteed supply agreements for them.  We may in the future experience shortages of some product components, which can have a significant negative impact on our business.  Any interruption in the operations of our vendors of sole components could affect adversely our ability to meet our scheduled product deliveries to customers.  If we are unable to obtain a sufficient supply of components from current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components.  Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products.  Further, a significant increase in the price of one or more of these components could harm our gross margins and/or operating results.

AVI Media relies on sales representatives and retailers to sell its products, and disruptions to these channels would affect adversely its ability to generate revenues from the sale of its products.

A large portion of our projected revenue is derived from sales of products to end-users via retail channels that it accesses directly and through a third party network of sales representatives.  If our relationship with such sales representatives is disrupted for any reason, our relationship with our retail customers could suffer.  If our retail customers do not choose to market our products in their stores, our sales will likely be significantly impacted and our revenues would decrease.  Any decrease in revenue coming from these retailers or sales representatives and our inability to find a satisfactory replacement in a timely manner could affect our operating results adversely.  Moreover, our failure to maintain favorable arrangements with our sales representative may impact adversely our business.

Changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect AVI Media’s reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by AVI Media to comply with these regulations could substantially harm its business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce.  Existing and future laws and regulations may impede the growth of the Internet or other online services.  These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services.  It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce.  Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.  For example, the Digital Millennium Copyright Act, or DMCA, is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third-party content.  We rely on the protections provided by both the DMCA and CDA in conducting our business.  Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.  The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.  In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them.  Further, any failures on our part to comply with these regulations may subject us to significant liabilities.  Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

AVI Media’s failure to protect the confidential information of its customers against security breaches and the risks associated with credit card fraud could damage its reputation and brand and substantially harm its business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks.  Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations for customers using online services.  We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential customer information, including credit card numbers, customer mailing addresses and email addresses.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.  In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information.  Any compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations.  In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

Risks Related to Our Common Stock

Our articles of incorporation grant our Board of Directors the power to designate and issue additional shares of common and/or preferred stock.

Our authorized capital consists of 250,000,000 shares of common stock and 50,000,000 shares of preferred stock.  Our preferred stock may be designated into series pursuant to authority granted by our articles of incorporation, and on approval from our Board of Directors. The Board of Directors, without any action by our stockholders, may designate and issue shares in such classes or series as the Board of Directors deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Because we acquired aVinci Media, LC by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks to our investors may exist as a result of the “reverse merger.” Security analysts of major brokerage firms may not provide us with coverage. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view reverse merger transactions with public shell companies with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of our company and our business, resulting in fewer potential buyers of our securities, less liquidity, and depressed stock prices for our investors.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

As a public reporting company, we are subject to Sarbanes-Oxley and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with Sarbanes-Oxley, of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to our stockholders, and other legal, audit and internal resource costs attendant with being a public reporting company will cause our expenses to be higher than if we were privately held.

There is not now, and there may not ever be an active market for shares of our common stock.

In general, there has been very little trading activity in shares of our common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Because it is a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” for such time as our per-share price is less than $5.00 (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include (i) the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million in the event we have been operating for at least three years or $5 million in the event we have been operating for fewer than three years, and (ii) the recognition of average revenues equal to at least $6 million for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions because of the difficulties in effectuating trades in such securities. As a result, there is generally less trading in penny stocks than in other stock that are not penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We do not intend to pay dividends on our common stock for the foreseeable future.

In conjunction with the Merger, we paid a dividend to our stockholders of record prior to the Merger.  We do not anticipate that we will pay any dividends for the foreseeable future. Accordingly, any return on an investment in our company will be realized, if at all, only when a stockholder sells his or her shares of our common stock.  Stockholders who received their shares in exchange for aVinci Media, LC ownership interests, own restricted shares that can be sold only if an exemption is available.  Because we were a “shell” company, exemptions under Rule 144 will not be available for use by stockholders holding restricted securities until June 7, 2009.

Our stock price has been volatile in response to market and other factors.

The market price for our common stock has been, and the market price for the our stock after the Merger may continue to be, volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•      variations in quarterly operating results from the expectations of securities analysts or investors;

•      announcements of technological innovations or new products or services by us or our competitors;

•      general technological, market or economic trends;

•      investor perception of the industry our  prospects;

•      investors entering into short sale contracts;

•      regulatory developments; and

•      additions or departures of key personnel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

AVI Media currently leases approximately 13,000 square feet of office space at 11781 Lone Peak Parkway, Suite 270, Draper, Utah 84020.  Its current lease term ends on April 30, 2010.  AVI Media’s landlord and master lease holder for the building, DBSI Draper LeaseCo LLC, recently declared bankruptcy and the master lease was assumed out of bankruptcy by TIC Properties.  AVI Media has a good relationship with the new landlord.  AVI Media conducts its corporate, development, sales, and certain manufacturing operations out of its Draper office.  AVI Media’s main telephone number is (801) 495-5700 and its facsimile number (801) 495-5701.  AVI Media maintains a corporate web site at www.avincimedia.com and a selling web site at www.avincistudio.com.  AVI Media leases space in computer hardware collocation facility in Salt Lake City and has a good relationship with the landlord.

In Bentonville, Arkansas, AVI Media rents an office, on a month-to-month basis, in an office suite consisting of one office of about 300 square feet which houses one employee.  AVI Media uses the office when it visits Wal-Mart corporate offices.

ITEM 3. LEGAL PROCEEDINGS.

On December 17, 2007, Robert L. Bishop, who worked with AVI Media in a limited capacity in 2004 and is a current member of a limited liability company, LifeCinema, LLC, that owns an equity interest in AVI Media, filed a legal claim in the Third Judicial District Court for Salt Lake County, State of Utah, alleging a right to unpaid wages and/or commissions (with no amount specified) and company equity.  The Complaint was served on AVI Media on January 7, 2008.  AVI Media timely filed an Answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with AVI Media’s capital raising efforts.  Discovery in the case is ongoing and AVI Media intends to vigorously defend against Mr. Bishop’s claims and pursue AVI Media’s counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock traded over-the-counter on the OTC Pink Sheets under the symbol “SAHC.PK” from June 19, 2007 to June 8, 2008.  From March 26, 2003 to June 18, 2007, our common stock traded over-the-counter on the OTC Pink Sheets under the symbol “ATMS”.  From February 1998 to March 25, 2003, our common stock traded on the NASDAQ stock market under the symbol “ATMS”.  As of June 9, 2008, our post-merger, post reverse split trading symbol on the OTC Pink Sheets is “AVMC.PK”.  The following table sets forth the quarterly high and low bid information for our common stock for the two-year period ended December 31, 2008:

	High Bid	Low Bid
Year Ended December 31, 2007

First Quarter	$1.38	$0.92
Second Quarter	2.00	1.22
Third Quarter	1.80	1.40
Fourth Quarter	1.74	1.20

Year Ended December 31, 2008

First Quarter	$1.36	$1.06
Second Quarter	2.25	0.60
Third Quarter	1.34	0.81
Fourth Quarter	1.05	0.07

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 24, 2009 there were 48,738,545 shares of common stock outstanding and approximately 88 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Computershare, 350 Indiana Street, Suite 800, Golden, CO 80401; telephone (303) 262-0600.

Dividend Policy

Except for the $2,000,000 Dividend that we have paid to our stockholders of record as of April 16, 2008, we have not paid any cash dividends on our common stock to date and do not anticipate we will pay dividends on common stock in the foreseeable future. The payment of dividends in the future will be contingent upon revenues and earnings, if any, capital requirements, and our general financial condition. The payment of any dividends will be within the discretion of the then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the business operations. Accordingly, the Board does not anticipate declaring any dividends in the foreseeable future on common stock.  AVI Media is currently working to close a private round of capital to raise $1.5 million from Amerivon Holdings.  For the capital, Amerivon Holdings would receive Series A convertible preferred shares which have an 8% per annum cumulative dividend to be paid when declared by the Board.  AVI Media does not anticipate declaring payment of the preferred dividend until the Company has positive cash flows from operations.

Warrants, Options and Convertible Debt

There are no outstanding options or warrants that would entitle any person to purchase our preferred stock.  Currently, there are outstanding options and warrants to purchase shares of our common stock. Information about outstanding options and warrants as of December 31, 2009 is as follows:

Holder	Shares Underlying Option/Warrant (1)		Exercise Price (1)	Expiration Date

Jerrell G. Clay	475,000		$1.24	March 21, 2017
Stephen P. Griggs	475,000		$1.24	March 21, 2017
Chett B. Paulsen	870,963	(2)	$0.71	December 31, 2012
Richard B. Paulsen	870,963	(2)	$0.71	December 31, 2012
Edward B. Paulsen	609,674	(3)	$0.71	December 31, 2012
Amerivon Investments LLC.	2,255,794	(4)	(4)	(4)
Terry Dickson	705,479	(5)	(5)	(5)
Other Employees	423,941	(6)	(6)	(6)

(1)	The share amounts and exercise prices reflect the 1-for-2 reverse split associated with the Merger.
(2)	Includes 489,917 currently vested options priced at $0.71, and 381,046 non-vested options priced at $0.71.
(3)	Includes 342,942 currently vested options priced at $0.71, and 266,732 non-vested options priced at $0.71.
(4)
Includes 949,350 shares of common stock underlying currently exercisable warrants priced at $0.53, 653,222 shares of common stock underlying currently exercisable options priced at $0.18, and 653,222 options priced at $0.71 subject to sales performance vesting in 2009.

(5)	Includes 407,175 currently vested options priced at $0.27, 37,016 non-vested options priced at $0.27, 146,975 currently vested options priced at $0.71, and 114,314 non-vested options priced at $0.71.
(6)	Includes options held by employees that are exercisable at prices ranging from $.41 to $0.71 and which expire at various times from September 10, 2011 to December 31, 2012.

RECENT SALES OF UNREGISTERED SECURITIES
 None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report.

Overview

Through our subsidiary, aVinci Media, LC, we deploy a software technology that employs “Automated Multimedia Object Models,” a patent-pending way of turning consumer captured images, video, and audio into complete digital files in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  We make software technology that is packaged in various forms available to mass retailers, specialty retailers, Internet portals and web sites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media. Under our business model, our customers are retailers and other vendors.  We enable our customers to sell our products to the end consumer who remain customers of the vendor.  Only a small percentage of our business will be generated from the ultimate consumer.  Through 2007, aVinci Media, LC generated revenues through the sales of DVD products created using its technology. During 2008, we began deploying our technology to create photo books and posters as well.

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

In November 2008, we placed our kit product in Walgreens stores and deployed our software in approximately 1,500 Walgreens stores on existing kiosks.  The rollout storewide will continue through May 2009 until our product is available in over 6,500 Walgreens locations.  The product offering allows customers the choice of creating an archive of their digital media or our premium product on a DVD in-store.  This is our first deployment of our product created in-store, and we are working with Walgreens on the merchandising launch to raise awareness of the product set for June or July 2009.

We currently manufacture DVDs for certain customers in our Draper, Utah facility and use services of local third-party vendors to produce print DVD covers and inserts and to assemble and ship final products.  During December 2008, we began the first roll out of our software to allow retailers to create our DVD product in-store.

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

Basis of Presentation

Net Revenues. We currently generate revenues from our customers as they use our technology to create DVD products and from providing software through retail and online outlets that allow end consumers access to the technology to generate product orders which we produce and ship. Customers then pay a fee on orders produced. Our ongoing revenue agreements are generally multiple element contracts that may include software licenses, installation and set-up, training, post contract customer support (PCS), and fulfillment. For some of the agreements, we produce DVDs for the end customer. For other agreements, we provide blank DVD materials and the customer produces DVDs for the end customer. For other contracts, we do not provide any materials and our customer fulfills the orders for the end consumer. Our revenue recognition policy for the different revenue models is described below under Critical Accounting Policies.

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

As we expand our product offerings through additional customers, we believe our business and revenues will be subject to seasonal fluctuations prevalent in the photo industry. A substantial portion of our revenues (estimated at 20-40%) will likely occur during the holiday season in the fourth quarter of the calendar year. We expect to experience lower net revenues during the first, second and third quarters than we experiences in the fourth quarter. This trend follows the typical photo and retail industry patterns.

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

General and administrative expense includes general corporate costs, including rent for the corporate offices, insurance, depreciation on information technology equipment and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees will also be included in general and administrative expense in 2008. We also anticipate continuing costs associated with public reporting requirements and compliance with the Sarbanes-Oxley Act of 2002, as well as additional costs such as investor relations and higher insurance premiums.

Interest Expense. Interest expense consists of interest costs recognized under capital lease obligations and for borrowed money.

Income Taxes. Prior to the Merger, aVinci Media, LC was a limited liability company and not subject to entity taxation. Going forward, aVinci Media, LC anticipates making provision for income taxes depending on the statutory rate in the countries where it sells its products. Historically, aVinci Media, LC has only been subject to taxation in the United States. If aVinci Media, LC continues to sell its products to customers located within the United States, aVinci Media, LC anticipates that its long-term future effective tax rate will be between 38% and 45%, without taking into account the use of any of the net operating loss carry forwards. However, we anticipate that in the future we may further expand our sales of products to customers located outside of the United States, in which case it would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

Critical Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

BigPlanet Contract

Prior to December 31, 2007, the Company generated the majority of its revenue from one customer, BigPlanet, a division of NuSkin International, Inc. The contract with BigPlanet included software development, software license, post-contract support (PCS), and training. Because the contract included the delivery of a software license, the Company accounted for the contract in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software.

Because the contract included services to provide significant production, modification, or customization of software, in accordance with SOP 97-2, the Company accounted for the contract based on the provisions of Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts and the relevant guidance provided by SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts . In accordance with these provisions, the Company determined to use the percentage-of-completion method of accounting to record the revenue for the entire contract. The Company utilized the ratio of total actual costs incurred to total estimated costs to determine the amount of revenue to be recognized at each reporting date.

As of December 31, 2007, this contract was completed and all revenue under this contract had been recognized. The Company has no further obligations under this contract.

Integrated Kiosk Revenue Contracts

Under the kiosk revenue model, the Company integrates its technology with a kiosk provided by a third party.  The kiosk is placed in retail stores where the end consumers utilize the kiosk to load their digital images and make a variety of products.  Under this revenue model, the Company enters into agreements with the retail stores.  The agreements provide for the grant of a software license, installation of the software on the customer’s kiosks, training, PCS, and order fulfillment.  As compensation, the agreements provide for the Company to receive payment on a per unit basis for each order fulfilled. Because these contracts involve a significant software component and include contingent usage-based fees, the Company accounts for its revenue generated under these contacts in accordance with the provisions of AICPA Technical Practice Aid 5100.76 Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition.

Scenario No. 3 of TPA 5100.76 provides that when the usage-based fee represents payment for both the perpetual license right and PCS, the fee becomes fixed and determinable only at the time actual usage occurs. Therefore, revenue should be recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collectability is probable. Consequently, we recognize revenue on a monthly basis as units are fulfilled.

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

Other Revenue Contracts

In one contract entered into during 2007, the Company sold fulfillment equipment, hardware and software installation, and software licenses. The Company deferred all revenues related to these contracts as there was no VSOE established for each separate component of the contract. During the quarter ended March 31, 2008, all elements of the contract were delivered except for PCS. In accordance with SOP 97-2, deferred revenue was recognized over the remaining term of the contract on a straight-line basis. This contract was terminated in December 2008 when the Company’s fulfillment partner announced it was ceasing operations.

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

Accounting for Equity Based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes model to value option awards under SFAS No. 123(R). We recognize compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As the surviving entity in the reverse merger (see Note 3, in Notes to Consolidated Financial Statements) has limited historical data on the price of its shares, we have identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Results of Operations

For 2008, we had revenues of $599,187, an operating loss of $8,144,471, a net loss of $8,402,556, and a net loss applicable to common stockholders of $9,604,329. This compares to revenues of $541,856, an operating loss of $6,712,708, a net loss of $7,339,401, and a net loss applicable to common stockholders of $7,837,652 in 2007.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	2008		2007
Revenues	100%		100%

Operating expense:
Cost of sales	178%		11%
Research and development	286%		349%
Selling and marketing	267%		249%
General and administrative	690%		679%
Depreciation and amortization	38%		51%
Total operating expense	1,459%		1,339%

Loss from operations	(1,359%	)	(1,239%	)

Other income (expense):
Loss on marketable securities	(29%	)	0%
Interest income	10%		12%
Interest expense	(24%	)	(127%	)
Total other income (expense)	(43%	)	(115%	)

Net loss	(1,402%	)	(1,354%	)

Preferred dividends and deemed dividends	(163%	)	(35%	)

Distributions on Series B redeemable convertible preferred units	(38%	)	(57%	)

Net loss applicable to common stockholders	(1,603%	)	(1,446%	)

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Revenues.

	2008	2007	% Change
Revenues	$599,187	$541,856	11%

Total revenues increased $57,331, or 11% to $599,187 for the year ended December 31, 2008 as compared to $541,856 for the for the year ended December 31, 2007. The increase in revenue is due to an increase in the number of customers from 2007 to 2008 and increased sales volume as a result of the new customers.

Five customers accounted for a total of 92 percent of aVinci’s revenues for the year ended December 31, 2008 (individually 34 percent, 20 percent, 18 percent, 11 percent and 10 percent) compared to one customer accounting for almost all of the revenue for the year ended December 31, 2007. No other single customer accounted for more than 10 percent of aVinci’s total revenues for the year ended December 31, 2008 or 2007. Given our large net loss applicable to common stockholders for the year ended December 31, 2008, the loss of any of our customers would not materially increase our net losses.

Operating Expenses.

	2008	2007	% Change
Cost of Goods Sold	$1,065,661	$57,068	1,767%
Research and Development	1,712,604	1,890,852	(9%	)
Selling and Marketing	1,600,874	1,351,860	18%
General and Administrative	4,133,698	3,677,326	12%
Depreciation and Amortization	230,821	277,458	(17%	)

Cost of Goods Sold. Cost of goods sold increased $1,008,593, or 1,767% from 2007 to 2008. The increase in cost of goods sold is primarily due to the change in the type of work being performed in 2008 versus 2007. In 2007, we primarily supplied software technology to build DVD movies for a single customer – BigPlanet. In 2008, we had multiple customers and the cost of goods sold includes not only fulfillment costs, but also includes a portion of the cost of hardware to one customer that purchased fulfillment equipment. (Both the revenue and costs associated with this contract were recognized over the life of the contract.) For the year ended December 31, 2008, cost of goods sold includes $900,345, in costs associated with fulfillment; and $165,316, for the cost of hardware.

Research and Development. Research and development decreased $178,248, or 9% from 2007 to 2008. The decrease in research and development expenses is due to a decrease in bonuses of $157,000 as no bonuses were accrued in 2008, and a reduction in personnel and related costs of approximately $101,000 due to our reduced research and development headcount. These decreases were partially offset by increases in the use of external resources of $54,000, and increased travel expenses of $27,000.

Selling and Marketing. Selling and marketing increased $249,014, or 18% from 2007 to 2008. The increase is due to consultants involved with increased marketing efforts directed at mass retailers, which increased approximately $219,000; due to additional personnel and the related costs for new employees which increased approximately $80,000; and due to increased advertising of approximately $74,000, in an effort to increase consumer awareness about our products. These increases were offset in part by a decrease in the selling and marketing bonuses of approximately $152,000 as no bonuses were accrued in 2008.

General and Administrative. General and administrative expenses increased $456,372, or 12% from 2007 to 2008. The increase is due to a $426,000 increase in consulting and outside services primarily as a result of the consulting agreement with Amerivon (see “Related Party Transactions” below, for more information on this consulting agreement). The increase is also attributable to fees incurred as a result of the reverse merger transaction (see Note 3, in Notes to Consolidated Financial Statements); legal and accounting fees of approximately $212,000; and directors and officers’ liability insurance of $201,000. These increases were offset in part by a decrease in general and administrative bonuses of approximately $273,000 as no bonuses were accrued in 2008.

Depreciation and Amortization. Depreciation and amortization expense decreased $46,637, or 17% from 2007 to 2008 as a result of allocating approximately $214,000 of deprecation expense to cost of sales in 2008 due to the change in the type of work being performed in 2008 versus 2007.

Loss on Marketable Securities. At December 31, 2008 management determined that the decrease in fair value of its investment in marketable securities was other than temporary. Consequently, in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have recognized a realized loss of $171,546.

Interest Expense. Interest expense decreased $548,077 or 79% from 2007 to 2008. The decrease is due to the accretion of debt discount of $338,594 and the conversion of convertible debt into equity in May 2007. To fund operations, aVinci Media, LC undertook in the first quarter of 2006 a large private offering consisting of 12-month convertible debt, bearing interest at 10%. The offering was taken in its entirety by Amerivon Investments, LLC, who invested a total of $830,000. In August of 2006, Amerivon invested an additional $1,560,000 in a convertible debt offering, bearing interest at 9%.

 In December 2006, aVinci Media, LC entered into various short-term loans from its members totaling $285,783 to fund operations until the funding transaction with Amerivon Investments, LLC closed. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. In May 2007, these loans were repaid.

Income Tax Expense. For the years ended December 31, 2008 and 2007, no provisions for income taxes were required. Prior to June 6, 2008, aVinci Media, LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

 At December 31, 2008, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded because there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that is more likely than not that the net deferred tax assets will not be realized.

 Preferred Dividends and Deemed Dividends. We recorded a preferred dividend of $976,000 in 2008, to reflect the conversion of Series B preferred units to common units immediately prior to the closing of the merger with aVinci Media, LC. The conversion included an additional 1,525,000 common units that were issued upon conversion in order to induce conversion. The inducement units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders. We recorded a deemed dividend of $190,000 in 2007, due to the accretion of issuance costs related to the Series B offering.

Distributions on Series B redeemable convertible preferred units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. For 2008, distributions on Series B redeemable convertible preferred units decreased $82,478, or 27% to $225,773 compared to $308,251, for 2007. The change is due to the distribution accrual beginning in May 2007, and ending (due to the reverse merger) in June 2008.

Balance Sheet Items

The following were changes in our balance sheet accounts. Many of the changes were as a result of the merger. See Note 3 of Notes to Consolidated Financial Statements for more information on the merger.

Cash. Cash increased $211,984, or 25%, to $1,071,053 at December 31, 2008, from $859,069 at December 31, 2007. The increase is due to the cash received in connection with the reverse merger.

Marketable Securities-Available-for Sale. We own 2,022,000 shares of the common stock of Cashbox plc. As of December 31, 2008, the common stock in Cashbox plc was recorded at a fair value of $131,754. At December 31, 2008 management determined that the decrease in fair value of its investment in marketable securities was other than temporary. Consequently, in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have recognized a realized loss of $171,546.

Inventory Consigned to Others. Beginning in 2008 we began selling a DVD product on a consigned basis. At December 31, 2008 we had $156,286 of consigned inventory.

Property and Equipment, net. Property and equipment decreased $367,838, or 37%, to $622,685 at December 31, 2008, from $990,523 at December 31, 2007. The decrease is due to depreciation expense ($435,000) exceeding fixed asset additions ($67,000).

Accrued Liabilities. Accrued liabilities decreased $632,158, or 77%, to $191,614 at December 31, 2008, from $823,772 at December 31, 2007. The decrease is a result of paying accrued bonuses ($554,000) with no bonuses being accrued in 2008, and due to the decrease in wages payable ($45,000) and the related payroll taxes. Total headcount was lower by approximately 14 employees, at the end of 2008 compared to the end of 2007.

Distributions Payable. Distributions payable decreased $308,251, or 100%, to $0 at December 31, 2008, from $308,251 at December 31, 2007. The decrease is a result of paying off all accrued distributions, and the elimination of the Series B convertible preferred units as a result of the reverse merger.

Notes Payable. Notes payable decreased $1,000,000, or 100%, to $0 at December 31, 2008, from $1,000,000 at December 31, 2007. The decrease is due to the notes payable balance being eliminated as a result of the reverse merger.

Equity Accounts. As a result of the reverse merger, Sequoia’s Series A and B convertible preferred units and common units were exchanged for common stock.

Liquidity and Capital Resources.

	Year Ended
	December 31,
Statements of Cash Flows	2008	2007
Cash Flows from Operating Activities	$(8,113,123)	$(5,513,316)
Cash Flows from Investing Activities	(74,306)	(577,295)
Cash Flows from Financing Activities	8,399,413	6,780,988
Increase in Cash and Cash Equivalents	211,984	690,377

Operating Activities.

Net cash used in operating activities was $(8,113,123) for the year ended December 31, 2008 compared to $(5,513,316) for 2007. The changes were due to higher operating expenses for the year ended December 31, 2008 for the pursuit of new customers.

Investing Activities.

Net cash used by investing activities was $(74,306) for the year ended December 31, 2008 compared to $(577,295) for 2007. The change was due to purchasing less property and equipment in 2008 than in 2007. During 2007 we purchased property and equipment to allow for the fulfillment of products for customers and anticipated customers.

Financing Activities.

Net cash provided by financing activities was $8,399,413 for the year ended December 31, 2008 compared to $6,780,988 for 2007. During 2008 we received approximately $7.1 million in cash as a result of the reverse merger. During this period, aVinci Media, LC received $460,625 from Amerivon Investments, LLC from the pre-merger exercise of 1,827,606 warrants to purchase additional common units (converted to 1,591,776 shares after the merger), used $534,024 for payment of accrued distributions, and used $124,706 for principal payments under capital lease obligations. During 2007 aVinci Media, LC received $4.7 million from Amerivon Investments, LLC for the issuance of the Series B preferred units, $1.5 million from the issuance of the convertible debentures, and $1.0 million from the proceeds of a loan from Secure Alliance Holdings Corporation (SAH). Also during this period aVinci Media, LC made payments of $285,783 on loans to management, and $117,080 in loan costs.

Previously, aVinci Media, LC had elected to grow its business through the use of outside capital beyond what had been available from operations to capitalize on the growth in the digital imaging industry. During the first half of 2006 aVinci Media, LC undertook a private equity offering consisting of 12-month convertible debt, bearing interest at 10%. The offering was taken in its entirety by Amerivon Investments, LLC, who invested a total of $829,250. At the time of the investment, Amerivon Investments, LLC placed a member on aVinci Media, LC’s Board of Managers. In August of 2006, Amerivon Investments, LLC invested an additional $1,564,000 in a convertible debt offering, bearing interest at 10%.

In anticipation of closing the Merger Agreement, SAH, entered into a Loan Agreement with aVinci Media, LC whereby SAH agreed to extend to aVinci Media, LC $2.5 million to provide operating capital through the closing of the transaction. A total of $1 million was loaned to aVinci Media, LC during 2007, with an additional $1.5 million being loaned in 2008. In connection with the closing of the Merger Agreement on June 6, 2008, aVinci Media, LC received approximately $7.1 million to fund operations in addition to the $2.5 million previously loaned by SAH to aVinci Media, LC. Upon closing of the Merger, the $2.5 million notes payable by aVinci Media, LC was eliminated.

AVI Media is currently working to close a private round of capital to raise $1.5 million from Amerivon Holdings to fund operations through December 2009. We may, however, choose to modify our growth and operating plans to the extent of available funding, if any. As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond. This capital raise will be dilutive to current shareholders.  There can be no assurance that we will be successful in our efforts to raise additional capital.  In the event additional outside capital cannot be raised, we plan to take action to cut operating expenses related to future product enhancements and deployments and continue only with expenses associated with servicing and selling the products deployed as of March 2009.  These reductions to operating expenses would be in addition to expense reductions that occurred in November 2008. In November 2008 we reduced our staff by seven full-time resources (a 20% reduction) as part of a reduction in force, and all remaining full-time employees took a salary reduction of approximately 5%, with executives taking a reduction of approximately 10%. Additional salary reductions of approximately 10% for executives and 5% for all other employees will be effective in April 2009. We have also been successful in reducing our other monthly expenses by renegotiating agreements in an effort to reduce our monthly cash burn rate in 2009.

Related Party Transactions

Consulting Agreement. For the years ended December 31, 2008 and 2007, pursuant to an agreement executed during the year ended December 31, 2007, we recorded expense of $725,000 and $50,000, respectively, for consulting services from Amerivon Holdings, Inc., the parent company of a significant stockholder. For the years ended December 31, 2008 and 2007, we paid Amerivon Holdings, Inc. $745,000 and $30,000, respectively, for this agreement.

On July 1, 2008 we entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. For the year ended December 31, 2008, the Company recorded expense of $3,360 for consulting services under this new agreement. For the year ended December 31, 2008, the Company paid Amerivon $683 for this agreement.

Distributions. The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. For the years ended December 31, 2008 and 2007, $225,773 and $308,251, respectively, was accrued for distributions due on the Series B redeemable convertible preferred units held by Amerivon Investments, LLC and another party. We paid Amerivon Investments, LLC $447,783 for the accrued distributions in June 2008.

Warrant Exercise. On January 30, 2008, Amerivon Investments, LLC exercised 1,504,680 warrants to purchase common units for cash received of $414,625; and on June 5, 2008, Amerivon Investments, LLC exercised 87,096 warrants to purchase common units for a total price of $46,000. These exercises, along with Amerivon’s conversion of convertible preferred units, increased Amerivon Investments, LLC ownership percentage to 43.4% of all common units prior to the merger on June 6, 2008.

Notes Payable. On January 19, 2007 and again on February 14, 2007, Amerivon Investments, LLC was issued $500,000 of convertible notes payable. These convertible notes payable accrued interest at 9% per annum, and had a maturity date of June 30, 2007. A beneficial conversion feature in the amount of $171,875 was recognized, all of which was accreted to interest expense as of June 30, 2007.

In December 2006, aVinci Media, LC entered into various loans from its members of the Company totaling $285,783. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. Loan origination fees of $20,005 were recorded as an intangible asset to be amortized over the life of the loans. On January 5, 2007, an additional $20,000 was loaned was loaned by the managers. In April and May 2007, total outstanding principal, accrued interest, and loan origination fees of $285,783, $10,376, and $20,005, respectively, were paid and the associated asset was fully amortized.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective beginning in the first quarter of fiscal 2008.  The adoption of this accounting pronouncement did not have any effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

aVinci does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that is material to investors.

Contractual Obligations and Commitments

The following table sets forth certain contractual obligations as of December 31, 2008 in summary form:

		Less			More
		than 1	1-3	4-5	than 5
Description	Total	year	years	years	years
Long-term debt	$-	-	-	-	-
Capital lease obligations	263,464	166,162	97,302		-
Operating lease obligations	457,474	309,067	144,807	3,600	-
Notes payable	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities under GAAP	-	-	-	-	-
Totals	$720,938	475,229	242,109	3,600	-

As noted in Financing Activities above, under Liquidity and Capital Resources, $2.5 million of the notes payable outstanding were eliminated upon the closing of the merger between Secure Alliance Holdings and aVinci Media, LC.

ITEM 7A. QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page 39 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Subsequent to completion of the merger, the Board of Directors determined that it was in the best interests of the Company to appoint the accounting firm used by aVinci Media, LC prior to the merger as the independent registered public accounting firm in place our previous accounting firm.

Effective June 16, 2008, Hein & Associates, LLP (“Hein”) was notified that it was no longer our independent registered public accounting firm.  The reports of Hein on our financial statements for the fiscal years ended September 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2007 and 2006 and through June 12, 2008, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Hein, would have caused Hein to make a reference to the subject matter of the disagreement in its reports on the our financial statements for such periods.  There were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)) during the fiscal years ended September 30, 2007 and 2006 or the subsequent interim period through June 12, 2008.

On June 16, 2008, upon the authorization and approval of the full Board of Directors acting as the audit committee, we appointed the accounting firm of Tanner LC (“Tanner”) as our independent registered public accounting firm.  No consultations occurred between us and Tanner during the years ended September 30, 2007 and 2006 and through June 12, 2008 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our financial statements, or other information provided that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Chett B. Paulsen, the Company’s Chief Executive Officer (“CEO”) and Edward B. Paulsen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Chett B. Paulsen	52	President, Chief Executive Officer, Director
Richard B. Paulsen	49	Vice President, Chief Technology Officer, Director
Edward B. Paulsen	45	Secretary/Treasurer, Chief Operating Officer, Director
Terry Dickson	51	Vice President Marketing and Business Development
Tod M. Turley	47	Director
John E. Tyson	65	Director
Jerrell G. Clay	67	Director
Stephen P. Griggs	51	Director

Chett B. Paulsen, President and Chief Executive Officer, Director.  Chett co-founded AVI Media in 2003 and serves as its President and Chief Executive Officer.  From 1998 to 2002, Chett co-founded, served as President and then as Chief Operating Officer of Assentive Solutions, Inc. (aka, iEngineer.com, Inc.), which developed visualization and collaboration technologies for rich media content that was ultimately sold to Oracle in 2002.  During his tenure with Assentive, the company raised more than $25 million in private and venture capital funding from entities including Intel, Sun Microsystems, J.W. Seligman, and T.L. Ventures.  From 1995 to 1998, Chett founded and managed Digital Business Resources, Inc., which sold communications technologies to Fortune 100 companies such as American Stores and Walgreens, among others.  From 1984 to 1995, Chett worked at Broadcast International (NASDAQ “BRIN”) playing key management roles including Executive Vice President, Vice President of Operations and President of the Instore Satellite Network and Business Television Network divisions of Broadcast where he implemented and managed technology deployment in thousands of retail locations for Fortune 500 companies.  During Chett’s tenure at BI, market capitalization rose to over $200 million.  Chett graduated from the University of Utah in 1982 with a B.S. degree in Film Studies.

Richard B. Paulsen, Vice President and Chief Technology Officer, Director.  Richard co-founded AVI Media in 2003 and serves as its Vice President and Chief Technology Officer.  From 1999 to 2003, Richard worked as a senior member of the technical staff for Wind River Systems (NASDAQ “WIND”), managing a geographically diverse software development team and continuing work on software technology Richard pioneered at Zinc Software from 1990 to 1998 as one of Zinc’s founders.  Zinc subsequently sold to Wind River in 1998.  From 1998 to 2000, Richard enjoyed a sabbatical and served as the Director of Administrative Services for Pleasant Grove City, Utah, the highest appointed office in the city.  From 1981 through 1990, Richard worked as a software consultant and programmer working for the University of Utah Department of Computer Science conducting software analysis, design and coding, and Custom Design Systems developing custom user interface tools and managing the company’s core library used by thousands of developers worldwide.  Richard graduated with a MBA degree, with an emphasis in financial and statistical methods, from the University of Utah in 1987 after receiving a B.S. degree in Computer Science from the University of Utah in 1985.

Edward “Ted” B. Paulsen, J.D., Secretary/Treasurer, Chief Operating Officer, Director.  Ted has served as legal counsel since co-founding AVI Media in 2003, and joined the company full time as Chief Operating Officer in September 2006.  From 2003 to September 2006, Ted served as the Chief Operating Officer and Corporate Secretary of Prime Holdings Insurance Services, Inc. where he helped position the company operationally and financially to secure outside capital and partner funding to support future growth beyond the company’s then current annual revenue level.  From 1995 through 2003, Ted worked as an associate and then partner with the law firm of Gibson, Haglund & Paulsen and its predecessor.  With a securities focus, Ted has assisted emerging and growing businesses with organizational, operational and legal issues and challenges.  His legal practice focused on assisting businesses properly plan and structure business transactions related to seeking and obtaining financing.  Before moving to Utah and opening the Utah office of his firm in 1996, Mr. Paulsen worked in Southern California from 1990 to 1995 with the law firm of Chapman, Fuller & Bollard where he practiced in the areas of business and employment litigation and business transactions.  Ted graduated from the University of Utah College of Law in 1990 after receiving a B.S. degree in Accounting from Brigham Young University in 1987.

Terry Dickson, Vice President of Marketing and Business Development.  Terry has served as AVI Media’s Vice President of Marketing and Business Development since May 2006.  Prior to joining AVI Media, Terry was an advisor to AVI Media from March 2004 through May 2006.  Terry brings over 25 years of relevant software marketing, sales and management experience to AVI Media.  From April 2002 to April 2006, Terry served as the Chief Executive Officer of Avinti, Inc, a venture-funded startup company developing email security software.  From September 2001 to April 2002, he served as the Vice President of Marketing at venture-backed Lane15 Software in Austin, Texas.  Prior to that, Terry was the founding Marketing Vice President at Vinca Corporation from 1998 to 2000, where he played the point role in negotiating a $92 million acquisition to Legato Systems (NASDAQ: LGTO) in 1999.  From 1993 to 1996, Terry served in several marketing positions at the LANDesk software operation of Intel Corporation, including serving as the Business Unit Manager.  He also served as Intel’s Director of Platform Marketing, and was appointed as Chairman of the Distributed Management Task Force, an industry standards body consisting of the top 200 computer hardware and software vendors.  Terry received a BS Degree in Marketing in 1980 from Brigham Young University, and an MBA degree from the University of Colorado, Boulder in 1981.

Tod M. Turley, Director.  Tod was appointed to the Board of Managers of AVI Media in March 2006, following an investment in AVI Media by Amerivon Holdings.  Tod has served as the Chairman and Chief Executive Officer of Amerivon Holdings since 2003.  Tod has also served as the Chairman and Chief Executive Officer of Amerivon Investments LLC, a subsidiary of Amerivon Holdings (“Amerivon Investments” and, together with Amerivon Holdings, “Amerivon”), since he co-founded it in April 2007.  Amerivon is a significant equity holder and investor in AVI Media.  Through its integrated approach of sales, consulting and capital, Amerivon accelerates rapid growth plans for emerging growth companies such as AVI Media.  Previously, Mr. Turley served as the Senior Vice President, Business Development of Amerivon Holdings from June 2001 to July 2003.  Prior to Amerivon, Mr. Turley was the co-founder and Senior Vice President of Encore Wireless, Inc. (private label wireless service provider with a focus on “big-box” retailers).  Earlier, he served for 13 years as a corporate attorney and executive with emerging growth companies in the telecommunications industry.  He currently serves as a director on a number of other boards of private companies, including Wireless Advocates and Smart Pack Solutions.  Tod graduated from the University of Utah in 1985 with a BA in Economics and French, and subsequently graduated from the University of Southern California with a J.D. in 1988.

John E. Tyson, Director.  John became a member of AVI Media’s Board of Managers in May 2007 as a representative of Amerivon.  John has served as the President of Amerivon Investments LLC upon its formation in April 2007, and also serves as Executive Vice President of Amerivon Holdings.  John previously served as the President of Amerivon Holdings from May 2005 through April 2007.  Concurrently, from April 2005 through April 2007, John served as the President of Xplane Corporation, an information design firm using visual maps to make complex processes easier to understand and Corporate Visions Inc., a sales consulting and training company. Prior to that, John founded etNetworks LLC, an IT training company (broadcasting IBM courses via satellite directly to the Desktop PC) in 1997 and served as the company’s Chairman, Chief Executive Officer and President through March 2005.  From May 1980 through February 1995, John was the Chairman and Chief Executive Officer of Compression Labs, Inc. (“CLI”), a NASDAQ company developing Video Communications Systems.  CLI pioneered the development of compressed digital video, interactive videoconferencing and digital broadcast television, including the systems used in today’s highly successful Hughes DirecTV® entertainment network.  Prior to CLI, John has held executive management positions with AT&T, General Electric, and General Telephone & Electronics.  He currently serves as Chairman of the Board of Provant, Inc., is a director on a number of boards of private companies, including MicroBlend Technologies, Retail Inkjet Solutions, The Wright Company and AirTegrity (a wireless networking company) and is an Advisory Board Member of the University of Nevada-Reno, Engineering School.

Jerrell G. Clay, Director.  Jerrell has served as a Director of Secure Alliance since December 1990, and as our Chief Executive Officer since October 3, 2006.  Concurrently, Jerrell has served as the co-Founder, Chairman of the Board and Chief Executive Officer of 3 Mark Financial, Inc., an independent life insurance marketing organization, since January 1997, and has served as President of Protective Financial Services, Inc., one of the founding companies of 3 Mark Financial, Inc., since 1985.  From 1962-1985, Jerrell held various positions within the insurance industry, including general agent, branch manager, vice president and branch agency director with a major life insurance company.  Jerrell currently serves as a member of the Independent Marketing Organization’s Advisory Committee of Protective Life Insurance Company of Birmingham, Alabama and is the past President of the Houston Chapter of the Society of Financial Service Professionals. Jerrell is a Chartered Life Underwriter and a Registered Securities Principal.  Upon consummation of the Merger, Jerrell resigned as our Chief Executive Officer, but will remain a director.

Stephen P. Griggs, Director.  Stephen has served as a Director of Secure Alliance since June 2002, and was our President and Chief Operating Officer from October 3, 2006 to the effective date of the Merger and as our Principal Financial Officer and Secretary from April 20, 2007 to the effective date of the Merger.  Stephen has been primarily engaged in managing his personal investments since 2000.  From 1988 to 2000, Stephen held various positions, including President and Chief Operating Officer of RoTech Medical Corporation, a NASDAQ-traded company.  He holds a Bachelor of Science degree in Business Management from East Tennessee State University and a Bachelor of Science degree in Accounting from the University of Central Florida.  Upon consummation of the Merger, Stephen resigned as our President and Chief Operating Officer, but will remain a director.

Chett B. Paulsen, Richard B. Paulsen and Edward B. Paulsen, the original founders of AVI Media, are brothers.

Committees of the Board of Directors

We have an audit and compensation committee.  The compensation committee is comprised of Chett B. Paulsen, John E. Tyson and Tod M. Turley.  The compensation committee gathers information on industry salaries to set executive compensation levels.  This committee also reviews all equity grants to employees.

The audit committee, charged with closely reviewing the audit report received from the auditors and providing a full report to AVI Media’s Board of Managers, is comprised of Edward B. Paulsen, Tod M. Turley and Stephen Griggs.

We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We do not currently have any independent directors.

Compensation Committee Interlocks and Insider Participation

 None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table Narrative and Employment Contracts

The principle elements of our executive compensation are salary, bonus and stock option grants.  On April 1, 2008, Chett B. Paulsen, Richard B. Paulsen, Edward B. Paulsen and Terry Dickson signed employment agreements with aVinci Media, LC.  Each agreement expires on March 30, 2010 and provides for payments to each executive in case the executive is terminated without cause, terminated as a result of death or disability.  Further the term will be extended and will have a two-year term from the date of any merger or acquisition in which we are not the surviving entity, the sale of substantially of our assets or a firm commitment underwritten public offering pursuant to an effective registration statement covering the offer and sale of common stock that results in more than a thirty percent increase in the number or shares to be issued and outstanding.  All executive officers agreed to an approximate 10% reduction in cash compensation in November 2008 and agreed to a further 10% reduction in cash compensation starting in April 2009.  Executive officers will receive stock compensation in lieu of the cash reductions.

The employment agreements provide for the following annual base salaries (subject to increase by the board of managers) and annual bonus target as a percentage of the executive’s annual base salary:

	Annual Base Salary (1)	Annual Bonus Target (2)
Chett B. Paulsen	$235,000	40%
Richard B. Paulsen	$215,000	35%
Edward B. Paulsen,	$195,000	40%
Terry Dickson	$185,000	95%
(1) All executives have taken on approximately 20% reduction in their base salaries for 2009, and will receive stock in lieu of the foregone cash compensation at the approximate equivalent of $0.30 per share.
(2) All executives waived any bonus payments for 2008.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chett B. Paulsen, CEO, President, Manager (1)	2006	163,167	144,400	-	-		-	-	-	307,567
	2007	199,375	138,937	-	27,322	(2)	-	-	-	365,634
	2008	232,552	-	-	-		-	-	-	232,552

Richard B. Paulsen, CTO, Manager (1)	2006	142,917	129,500	-	-		-	-	-	272,417
	2007	183,333	118,125	-	27,322	(2)	-	-	-	328,780
	2008	213,656	-	-	-		-	-	-	213,656

Edward B. Paulsen, CFO, COO, Manager (1)	2006	44,423	53,495	-	-		-	-	-	97,918
	2007	173,854	88,000	-	19,125	(3)	-	-	-	280,979
	2008	193,781	-	-	-		-	-	-	193,781

Terry Dickson, VP Business Development	2006	103,231	131,625	-	31,250	(4)	-	-	-	266,106
	2007	181,042	135,000	-	34,238	(5)	-	-	-	350,280
	2008	183,844	-	-	-		-	-	-	183,844

Mark Petersen, VP Sales	2006	25,000	6,250	-	-		-	-	4,453	35,703
	2007	100,000	50,000	-	2,732	(6)	-	-	-	152,732
	2008	99,792	24,948	-	-		-	-	-	124,740

(1)
Chett B. Paulsen received $136,000 in salary in 2004 and $ 144,000 in salary in 2005. Richard B. Paulsen received $112,000 in salary in 2004 and $ 120,000 in salary in 2005. Edward B. Paulsen did not receive any salary in 2004 and 2005.

(2)
Non-qualified option grant to purchase 870,963 common units at $.71 (determined to be the fair market value on the date of grant).  Option vests 50% upon completing 12 months of employment on September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(3)
Non-qualified option grant to purchase 609,674 common units at $.71 (determined to be the fair market value on the date of grant).  The Option vests 50% upon completing of 12 months of employment at September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(4)
Non-qualified option grant to purchase 444,191 common units at $.28 (determined to be the fair market value on the date of grant).  The Option vests 50% upon completing of 12 months of employment at April 25, 2007, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(5)
Non-qualified option grant to purchase 261,289 common units at $.71 (determined to be the fair market value on the date of grant).  The Option vests 50% upon completing of 12 months of employment at September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(6)
Non-qualified option grant to purchase 87,096 common units at $ .71 (determined to be the fair market value on the date of grant). The Option vests 50% upon completing of 12 months of employment at September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

Outstanding Equity Awards

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of December 31, 2008.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Chett B. Paulsen, CEO, President, Manager	9/28/2007	489,917	-	381,046		$0.71	12/31/2012	-	-	-	-

Richard B. Paulsen, CTO, Manager	9/28/2007	489,917	-	381,046		$0.71	12/31/2012	-	-	-	-

Edward B. Paulsen, CFO, COO, Manager	9/28/2007	342,942	-	266,732		$0.71	12/31/2012	-	-	-	-

Terry Dickson, VP Business Development	4/25/2006	407,175	-	37,016	(2)	$0.28	04/24/2011	-	-	-	-
	9/28/2007	146,975	-	114,314		$0.71	12/31/2012	-	-	-	-

Mark Petersen, VP Sales	9/28/2007	48,992	-	38,104		$0.71	12/31/2012	-	-	-	-

(1)
Unless otherwise indicated, the non-qualified options vest 50% upon completing 12 months of employment on September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(2)	The non-qualified options vested 50% upon completing 12 months of employment at April 25, 2007, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

Grants of Plan-Based Awards

As of the date hereof, no specific awards have been granted or are contemplated under the 2008 Stock Incentive Plan.

Director Compensation

Currently, directors receive no compensation pursuant to any standard arrangement for their services as directors.  Nevertheless, we may in the future determine to provide our directors with some form of compensation, either cash or options or contractually restricted securities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Share Exchange and the closing of the Securities Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group as of December 31, 2008. Unless otherwise indicated, the address of the below-listed persons is our address, 11781 South Lone Peak Parkway, Draper, UT 84020.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Chett B. Paulsen (2) (3)	6,937,665	14.08%
Richard B. Paulsen (2) (4)	4,765,951	9.67%
Edward B. Paulsen (2) (5)	2,596,036	5.29%
Tod M. Turley (2) (6)	18,532,212	36.82%
John E. Tyson (2) (7)	18,590,535	36.94%
Jerrell G. Clay (2) (8)	566,703	1.15%
Stephen B. Griggs (2) (9)	475,000	<1.00%
Terry Dickson (2) (10)	690,155	1.40%
Mark Petersen (2) (11)	654,792	1.34%
Amerivon Investments LLC (12)	18,532,212	36.82%
Directors and Executive Officers as a group (7 persons)	33,527,782	66.10%

Total Shares Issued	48,738,545	100.00%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on December 31, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on December 31, 2008, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	These are the officers and directors of our company.

(3)
Includes 6,411,458 shares owned of record by P&D, LP, a family limited partnership.  In addition, Chett B. Paulsen has an option to purchase 870,963 shares of common stock at $0.71 per share, of which 526,207 shares are currently exercisable.

(4)
Includes 4,239,744 shares owned of record by 5 P’s in a Pod, LP, a family limited partnership.  In addition, Richard B. Paulsen has an option to purchase 870,963 shares of common stock at $0.71 per share, of which 526,207 shares are currently exercisable.

(5)
Includes 2,227,691 shares owned of record by Family Enrichment, LP, a family limited partnership.  In addition, Edward B. Paulsen has an option to purchase 609,674 shares of common stock at $0.71 per share, of which 368,345 shares are currently exercisable.

(6)
Includes (i) 16,929,640 shares owned of record by Amerivon Investments LLC, (ii) 949,350 shares of common stock underlying currently exercisable warrants owned by Amerivon Investments LLC, and (iii) 653,222 shares of common stock underlying currently exercisable stock options owned by Amerivon Investments LLC  Amerivon Investments LLC is an affiliate of Mr. Turley.

(7)
Includes (i) 58,323 shares owned of record by Mr. Tyson, (ii) 16,929,640 shares owned of record by Amerivon Investments LLC, (iii) 949,350 shares of common stock underlying currently exercisable warrants owned by Amerivon Investments LLC, and (iv) 653,222 shares of common stock underlying currently exercisable stock options owned by Amerivon Investments LLC.  Amerivon Investments LLC is an affiliate of Mr. Tyson.

(8)	Includes 91,703 shares owned of record and 475,000 shares underlying currently exercisable stock options.

(9)	Represents 475,000 shares underlying currently exercisable stock options.

(10)	Includes 88,102 shares owned of record and 602,053 shares underlying currently exercisable stock options.

(11)	Includes 602,171 shares owned of record and 52,621 shares underlying currently exercisable stock options.

(12)
Includes (i) 16,929,640 shares owned of record, (ii) 949,350 shares of common stock underlying currently exercisable warrants, and (iii) 653,222 shares of common stock underlying currently exercisable options.  These shares are also attributed to Mr. Turley and Mr. Tyson as described in footnotes 6 and 7 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Chett B. Paulsen, Richard B. Paulsen, and Edward B. Paulsen took part in founding and organizing the business of aVinci Media Corporation and are promoters of  aVinci Media Corporation as defined by Rule 405 of the Securities Act of 1933 . Chett B. Paulsen, Richard B. Paulsen, and Edward B. Paulsen will not receive any compensation in connection with the registration of shares pursuant to this registration statement. During the past five years, Chett B. Paulsen, Richard B. Paulsen and Edward B. Paulsen have received the salary, bonus and options disclosed in the Summary Compensation Table on page 46. In December 2006, we received loans from Chett B. Paulsen ($158,113), Richard B. Paulsen ($100,000), and Edward B. Paulsen ($7,670).  In January 2007, Chett B. Paulsen loaned an additional $20,000. These loans bore interest at 10% per annum and were payable on or before December 31, 2007.  Loan origination fees of $20,005 were recorded as an asset to be amortized over the life of the loans.  In April and May 2007, total outstanding principal and accrued interest, of $285,783 and $10,376, were repaid and the associated asset was fully amortized. In January 2005, Chett B. Paulsen purchased 156,575 Series A Preferred Units for $93,945, Richard B. Paulsen purchased 46,360 Series A Preferred Units for $27,816 and Edward B. Paulsen purchased 33,333.33 Series A Preferred Units for $20,000.

Tod M. Turley, a member of our Board of Directors, serves as the Chairman and Chief Executive Officer of Amerivon Investments LLC and Amerivon Holdings. LLC.  John E. Tyson, who is also a member of our Board of Directors, serves as the President of Amerivon Investments LLC.  Amerivon Investments LLC is a significant investor and equity holder in our company and the selling stockholder.

During 2006, Amerivon Investments LLC invested a total of $2,393,500 in AVI Media’s convertible debt.  At the time of its initial investment, Amerivon Investments LLC placed Tod M. Turley on aVinci Media, LC’s Board of Managers.  During 2007, Amerivon Investments LLC (i) converted $2,393,500 of aVinci Media, LC’s convertible debt into common units of aVinci Media, LC’s membership interests, (ii) made a $2,000,000 bridge loan that was later converted in Series B Preferred Units of aVinci Media, LC’s membership interests (the “Series B preferred”) and (iii) purchased an additional $4,400,000 of Series B preferred.  Upon the closing of the Series B preferred offering, Amerivon placed John E. Tyson on aVinci Media, LC’s Board of Managers.  Amerivon Investments LLC converted all of its Series B preferred units to common units in connection with the consummation of the Merger.  In exchange for the conversion, Amerivon Investments LLC also received an additional 1,525,000 shares of aVinci Media, LC’s common units.

Additionally, aVinci Media, LC entered into a consulting agreement with Amerivon Holdings LLC on August 1, 2007 whereby Amerivon Holdings LLC received $775,000 for advising aVinci Media, LC with regard to financial transactions and preparing for entering the public market.  The consulting agreement called for payment of $10,000 per month for six months from August 2007 to January 2008, with additional payments of $119,166 for the following six months.  Amerivon Holdings LLC agreed to defer receipt of $109,116 each month until such time as aVinci Media, LC had additional cash available.  aVinci Media, LC terminated the Sales Consulting Agreement entered into on July 1, 2007 and entered into a new Sales Consulting Agreement, effective as of July 1, 2008.  Under the new Sales Consulting Agreement, aVinci Media, LC will pay Amerivon Holdings LLC 1.25% of aVinci Media’s “Net Sales” generated through “Mass Retail.”  “Mass Retail” means any retailer having more than 100 physical store locations.  “Net Sales” means revenue generated to aVinci Media, LC through product sales in Mass Retail less any discounts, freight, promotional allowances, returns, non-payments, rebates and other customary allowances.

On July 1, 2007, aVinci Media, LC finalized a Sales Representative Agreement, which was amended on November 7, 2007, with Amerivon Holdings LLC whereby Amerivon Holdings LLC is entitled to receive up to a 10% commission on adjusted sales to customers brought to us by Amerivon Holdings LLC.  Amerivon Holdings LLC also received an option to purchase a total of 1,959,666 of our common stock: 653,222 options priced at $0.18 and subject to sales performance in 2007, 653,222 options priced at $0.18 and subject to sales performance in 2008, and 653,222 options priced at $0.71 and subject to sales performance vesting in 2009. The sales goals for the first group of 653,222 options were met and the options vested at the end of July, 2007, resulting in equity-based compensation expense of $371,955.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Tanner LC (“Tanner”) was the auditor for Sequoia Media Group, LC and became the independent registered public accounting firm for aVinci Media Corporation after the June 2008 merger with Secure Alliance Holdings.  Tanner performed the following professional services relating to the years ended December 31:

	2008	2007
Audit Fees	$100,000	$95,000
Audit-Related Fees	$61,000	$-
Tax Fees	$32,000	$10,000
All Other Fees	$-	$-

Audit fees include aggregate fees billed for professional services rendered for the audit of aVinci Media Corporation as of December 31, 2008 and for the quarterly reviews of the aVinci Media Corporation’s financial statements for the quarters ended June 30, 2008 and September 30, 2008 and the review of the March 31, 2008 financial statements of Sequoia Media Group, LC.  Audit fees for 2007 include aggregate fees billed for professional services rendered for the audit of the December 31, 2007 Sequoia Media Group, LC financial statements and the review of the March 31, June 30 and September 30, 2007 financial statements of Sequoia Media Group, LC financial statements.

Audit-related fees relate to the review of proxy statements, registration statements, other SEC filings and SEC comment letters resulting from the June 2008 merger.

Tax fees relate to the preparation of tax returns as well as various tax consultation.

All Other Fees

There were no other fees billed for products or services provided by Tanner for the fiscal years ended December 31, 2008 and 2007.

Hein & Associates, LLP (“Hein”) was the independent registered public accounting firm for Secure Alliance Holdings prior to the June 2008 merger.  Hein performed the following professional services relating to the years ended December 31:

	2008	2007
Audit Fees	$94,000	$60,000
Audit-Related Fees	$-	$-
Tax Fees	$19,000	$70,000
All Other Fees	$-	$-

Audit fees for 2008 include aggregate fees billed for professional services rendered for the reviews of the financial statements of Secure Alliance Holdings for the quarters ended December 31, 2007 and March 31, 2008.  Audit fees for 2007 include aggregate fees billed for professional services rendered for the audit of the financial statements of Secure Alliance Holdings as of September 30, 2007 and for the quarterly reviews of the Secure Alliance Holdings’ financial statements for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007.

Audit-related fees relate to the review of proxy statements, registration statements, other SEC filings and SEC comment letters resulting from the June 2008 merger.

Tax fees relate to the preparation of tax returns as well as various tax consultation.

All Other Fees

There were no other fees billed for products or services provided by Hein during the periods.

Audit Committee Pre-Approval Policies and Procedures

All members of the Company’s audit committee approved the engagement of Tanner LC as the Company’s independent registered public accountants.

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULE

(a)	(1.) Financial Statements:
The following documents are filed as part of this report:

(2.) Financial Statement Schedule:
None.

(3.) Exhibits. The following is a list of exhibits required by Item 601 of Regulation S-K as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit	Description

2.1	Agreement and Plan of Merger dated December 6, 2007 (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 6, 2007).

2.2	Amendment to Agreement and Plan of Merger dated March 31, 2008 (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on April 4, 2008.

3.1	Articles of Merger relating to the merger of Merger Sub. with and into AVI Media, Inc. (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 11, 2007).

3.2
Certificate of Incorporation of American Medical Technologies, Inc. (incorporated by reference to Exhibit 2 of the Form 10 dated November 7, 1988 as amended by Form 8 dated February 2, 1989), as amended by the Amendment to Certificate of Incorporation dated July 16, 1997 (incorporated by reference to Exhibit 3 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997) and the Certificate of Amendment to Certificate of Incorporation regarding name change, increase in authorized shares, authorization of preferred stock and a reverse split (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 11, 2007).

10.1	Employment Agreement – Chett B. Paulsen (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.2	Employment Agreement – Richard B. Paulsen (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.3	Employment Agreement – Edward B. Paulsen (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.4	Employment Agreement – Terry Dickson (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.5	2008 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement filed April 29, 2008).

10.6
Loan and Security Agreement, dated as of December 6, 2007, between Sequoia Media Group, LC and Secure Alliance Holdings Corporation (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

10.7
Consulting Agreement between Amerivon Holdings LLC and aVinci Media, LC, effective as of August 1, 2007 (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed on September 26, 2008)

10.8
Sales Representation Agreement between Amerivon Holdings LLC and aVinci Media, LC, effective as of July 1, 2008 (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed on September 26, 2008)

10.9
Sales Consulting Agreement between Amerivon Holdings LLC and aVinci Media, LC, effective as of July 1, 2008 (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed on September 26, 2008)

10.10	Loan agreement, dated January 1, 2007, with Chett B. Paulsen (incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed on November 4, 2008)

10.11	Loan agreement, dated January 1, 2007, with Richard B. Paulsen (incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed on November 4, 2008)

10.12	Loan agreement, dated January 1, 2007, with Edward B. Paulsen (incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed on November 4, 2008)

10.14	Qualex Inc. and Sequoia Media Group, LC Services Agreement, dated September 1, 2007 (incorporated by reference to our quarterly report on Form 10-Q Filed on November 14, 2008)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
aVinci Media Corporation

We have audited the accompanying consolidated balance sheets of aVinci Media Corporation (the Company), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of aVinci Media Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred negative cash flows from operating activities and losses from operations and expects to incur additional losses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah
March 30, 2009

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31,

Assets	2008	2007

Current assets:
Cash	$1,071,053	$859,069
Accounts receivable	261,592	448,389
Marketable securities – available-for-sale	131,754	-
Inventory	30,898	21,509
Inventory consigned to others	156,286	-
Prepaid expenses	233,045	100,799
Deferred costs	143,944	294,602
Deposits and other current assets	5,987	44,201

Total current assets	2,034,559	1,768,569

Property and equipment, net	622,685	990,523
Intangibles, net	91,043	74,689
Other assets	160,212	20,408

Total assets	$2,908,499	$2,854,189

Liabilities and Stockholders' Equity (Deficit

Current liabilities:
Accounts payable	$129,874	$75,118
Accrued liabilities	191,614	823,772
Distribution payable	-	308,251
Current portion of capital leases	143,199	118,288
Current portion of deferred rent	48,195	38,580
Note payable	-	1,000,000
Deferred revenue	344,574	493,599

Total current liabilities	857,456	2,857,608

Capital lease obligations, net of current portion	92,423	222,611
Deferred rent, net of current portion	27,151	71,839

Total liabilities	977,030	3,152,058

Series B redeemable convertible preferred units, no
par value, 12,000,000 units authorized; 0 and 8,804,984
units outstanding, respectively	-	6,603,182

Commitments and contingencies

Stockholders’ Equity:
Series A convertible preferred units, no par value,
3,746,485 units authorized; 0 and 3,533,720 units outstanding	-	474,229
Common units, no par value, 90,000,000 units
authorized; 0 and 29,070,777 units outstanding,
respectively.	-	4,211,737
Preferred stock, $0.01 par value, authorized 50,000,000;
no shares issued and outstanding:	-	-
Common stock, $0.01 par value, authorized 250,000,000;
Issued and outstanding shares : 48,738,545, and 0 shares, respectively	487,385	389,861
Additional paid-in capital	22,635,430	(389,861)
Accumulated deficit	(21,191,346)	(11,587,017)

Total stockholders' equity (deficit)	1,931,469	(6,901,051)

Total liabilities and stockholders' equity	$2,908,499	$2,854,189

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31,

	2008	2007

Revenues	$599,187	$541,856

Operating expense:
Cost of sales	1,065,661	57,068
Research and development	1,712,604	1,890,852
Selling and marketing	1,600,874	1,351,860
General and administrative	4,133,698	3,677,326
Depreciation and amortization	230,821	277,458

Total operating expense	8,743,658	7,254,564

Loss from operation	(8,144,471)	(6,712,708)

Other income (expense):
Loss on marketable securities	(171,546)	-
Interest income	58,601	66,524
Interest expense	(145,140)	(693,217)

Net other income (expense)	(258,085)	(626,693)

Net loss	(8,402,556)	(7,339,401)

Deemed distribution on Series B redeemable
convertible preferred units	(976,000)	(190,000)
Distributions on Series B redeemable
convertible preferred units	(225,773)	(308,251)

Net loss applicable to common shares	$(9,604,329)	$(7,837,652)

Loss per common share - basic and diluted	$(0.22)	$(0.20)

Weighted average common shares – basic and diluted	44,528,065	38,986,114

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	LLC Series Convertible Preferred	LLC Common	Accumulated	Members’/ Stockholders’ Equity
	Shares	Amount	Capital	Units	Units	Deficit	(Deficit)

Balance, January 1, 2007	-	$-	$-	$474,229	$1,103,679	$(3,749,365)	$(2,171,457)

Retroactive effect of shares issued in reverse merger dated June 6, 2008	38,986,114	389,861	(389,861)	-	-	-	-

Conversion of debentures payable and accrued interest into common units	-	-	-	-	2,602,668	-	2,602,668

Employee equity-based compensatio	-	-	-	-	505,390	-	505,390

Accretion of issuance costs on Series B redeemable convertible preferred units	-	-	-	-	-	(190,000)	(190,000)

Distributions on Series B redeemable convertible preferred units	-	-	-	-	-	(308,251)	(308,251)

Net loss	-	-	-	-	-	(7,339,401)	(7,339,401)

Balance, December 31, 2007	38,986,114	$389,861	$(389,861)	$474,229	$4,211,737	$(11,587,017)	$(6,901,051)

Conversion of Series A preferred units to common units	-	-	-	(474,229)	474,229	-	-

Conversion of Series B preferred units to common units	-	-	-	-	6,603,182	-	6,603,182

Incentive common units issued upon conversion of Series B preferred units	-	-	-	-	976,000	(976,000)	-

Common units issued upon exercise of warrants	-	-		-	460,625	-	460,625

Equity-based compensation	-	-	455,091	-	125,101	-	580,192

Distributions on Series B redeemable convertible preferred units	-	-	-	-	-	(225,773)	(225,773)

Conversion of common units to common stock in connection with the reverse merger	-	-	12,850,874	-	(12,850,874)	-	-

Outstanding shares of Registrant at time of reverse merger dated June 6, 2008	9,742,633	97,426	9,715,374	-	-	-	9,812,800

Common stock issued upon exercise of options	9,798	98	3,952	-	-	-	4,050

Net loss	-	-	-	-	-	(8,402,556)	(8,402,556)

Balance, December 31, 2008	48,738,545	$487,385	$22,635,430	$-	$-	$(21,191,346)	$1,931,469

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(8,402,556)	$(7,339,401)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	445,257	490,549
Loss on marketable securities	171,546	-
Accretion of debt discount	-	338,594
Equity-based compensation	580,192	505,390
(Gain) loss on disposal of equipment	(38)	1,063
Decrease (increase) in
Accounts receivable	186,797	27,083
Inventory	(165,675)	(17,178)
Prepaid expenses and other asset	(219,489)	(47,042)
Deferred costs	150,658	(294,602)
Deposits and other current assets	38,214	22,949

Increase (decrease) in:
Accounts payable	23,857	(29,714)
Accrued liabilities	(737,788)	236,225
Deferred rent	(35,073)	110,419
Deferred revenue	(149,025)	482,349

Net cash used in operating activities	(8,113,123)	(5,513,316)

Cash flows from investing activities:
Purchase of property and equipment	(47,952)	(562,987)
Purchase of intangible assets	(26,354)	(14,308)

Net cash used in investing activities	(74,306)	(577,295)

Cash flows from financing activities:
Proceeds from convertible notes and debentures	-	1,535,000
Proceeds from note payable	1,500,000	1,000,000
Payments of loan costs	-	(117,080)
Proceeds from related party notes payable	-	20,000
Payments on related party notes payable	-	(285,783)
Payments on obligation under capital lease	(124,706)	(46,149)
Proceeds from issuance of Series B preferred units
net of issuance costs of $190,000	-	4,675,000
Net cash received in reverse merger	7,093,468	-
Proceeds from exercise of warrants to common units	460,625	-
Proceeds from exercise of common stock options	4,050	-
Payment of accrued dividends	(534,024)	-

Net cash provided by financing activities	8,399,413	6,780,988

Net change in cash	211,984	690,377

Cash at beginning of year	859,069	168,692

Cash at end of year	$1,071,053	$859,069

Cash paid for income taxes	$-	$-

Cash paid for interest	$41,305	$34,413

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Continued

Supplemental schedule of non-cash investing and financing activities:

During the year ended December 31, 2008:

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

•	The Company acquired $19,429 of office equipment through capital lease agreements.

•	The Company converted $474,229 of Series A preferred units to common units.

•	The Company converted $6,603,182 of Series B preferred units to common units.

•	The Company converted $12,850,874 of common units to common stock in connection with the reverse merger.

•	The Company acquired the following balance sheet items as a result of the reverse merger transaction:

o	Cash - $7,093,468
o	Marketable securities available-for-sale - $303,300
o	Prepaid expenses and other assets - $52,561
o	Note receivable - $2,500,000 (eliminated against note payable owed to SAH)
o	Interest receivable - $103,835 (eliminated against interest payable to SAH)
o	Accounts payable - $30,899
o	Accrued expenses - $209,465

During the year ended December 31, 2007:

•	The Company converted notes payable of $1,535,000 and $23,178 of related accrued interest into 2,318,318 Series B redeemable convertible preferred units.

•	The Company converted $2,393,250 of debentures and notes payable and $209,418 of related accrued interest into 7,523,355 common units.

•	The Company recorded a debt discount of $8,129 and a beneficial conversion feature of $171,875 in connection with the issuance of Series B redeemable convertible preferred units.

•	The Company accrued distributions payable on Series B redeemable convertible preferred units of $308,251.

•	The Company acquired $387,048 of fulfillment equipment and office furniture through capital lease agreements.

•	The Company recorded a deemed distribution of $190,000 due to the accretion of issuance costs related to the Series B offering.

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Sequoia was originally formed as a Utah limited liability company on March 15, 2003.  On June 6, 2008, as discussed below in Note 3, Sequoia completed a merger transaction with SAH, a publicly held company.  Because the owners of Sequoia obtained approximately 80% of the common stock of SAH through the merger transaction, the merger has been accounted for as a reverse merger.  The historical financial statements reflect the operations of Sequoia through the date of the reverse merger and those of the combined entity from the date of the reverse merger through the end of the period.  In connection with the reverse merger transaction, SAH changed its name to aVinci Media Corporation.

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of aVinci Media Corporation and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Significant Customer

The Company maintains its cash in bank demand deposit accounts, which at times may exceed the federally insured limit or may be maintained in non-insured institutions. In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  At December 31, 2008, the Company had $821,053 of cash that exceeded federally insured limits.  To date, the Company has not experienced a material loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company’s invested cash will not be impacted by adverse conditions in the financial markets

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers and requires no collateral.

Five customers accounted for 34%, 20%, 18%, 11%, and 10% of total revenue during the year ended December 31, 2008.  One customer accounted for almost all of the revenue for the year ended December 31, 2007.  As of December 31, 2008, three customers accounted for 40%, 36%, and 12% of accounts receivable.

Net Loss per Common Share

Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted average shares used in the computation of EPS for the years ended December 31, 2008 and 2007 include the shares issued in connection with the reverse merger on June 6, 2008 (see Note 3).  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of the periods presented.

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

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the years ended December 31, 2008 and 2007.

For the years ended December 31, 2008, and 2007, the Company had 7,521,175 and 9,146,288 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. Stock options and warrants could be dilutive in the future.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at net realizable values and are due within 30 days from the invoice date. The Company maintains allowances for doubtful accounts, when necessary, for estimated losses resulting from the inability of customers to make required payments. These allowances are based on specific facts and circumstances pertaining to individual customers and historical experience. Provisions for losses on receivables are charged to operations. Receivables are charged off against the allowances when they are deemed uncollectible. As of December 31, 2008 and 2007, there were no allowances for doubtful accounts required against the Company’s receivables.

Marketable Securities

The Company classifies its marketable securities as “available for sale”. They are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity.

The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary. This evaluation consists of a review of qualitative and quantitative factors, including: available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; and other conditions that indicate the value of the investments.

Inventory

Inventory is stated at the lower of cost or market determined using the first-in, first-out method.

Intangible Assets

Intangible assets consist of costs to acquire patents and licenses for use of certain music tracks. All of the Company’s intangible assets have finite useful lives.

Intangible assets with finite useful lives are carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2008 and 2007, management determined that the carrying amounts of the Company’s intangible assets were not impaired.

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

As of December 31, 2008 and 2007, management determined the carrying amounts of the Company’s property and equipment were not impaired.

Revenue Recognition and Deferred Revenue

BigPlanet Contract

Prior to December 31, 2007, the Company generated the majority of its revenue from one customer, BigPlanet, a division of NuSkin International, Inc. The contract with BigPlanet included software development, software license, post-contract support (PCS), and training. Because the contract included the delivery of a software license, the Company accounted for the contract in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. SOP 97-2 applies to activities that represent licensing, selling, leasing, or other marketing of computer software.

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

Integrated Kiosk Revenue Contracts

Under the kiosk revenue model, the Company integrates its technology with a kiosk provided by a third party.  The kiosk is placed in retail stores where the end consumers utilize the kiosk to load their digital images and make a variety of products.  Under this revenue model, the Company enters into agreements with the retail stores.  The agreements provide for the grant of a software license, installation of the software on the customer’s kiosks, training, PCS, and order fulfillment.  As compensation, the agreements provide for the Company to receive payment on a per unit basis for each order fulfilled. Because these contracts involve a significant software component and include contingent usage-based fees, the Company accounts for its revenue generated under these contacts in accordance with the provisions of AICPA Technical Practice Aid 5100.76 Fair Value in Multiple-Element Arrangements That Include Contingent Usage-Based Fees and Software Revenue Recognition.

Scenario No. 3 of TPA 5100.76 provides that when the usage-based fee represents payment for both the perpetual license right and PCS, the fee becomes fixed and determinable only at the time actual usage occurs. Therefore, revenue should be recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collectability is probable. Consequently, the Company recognizes revenue on a monthly basis as units are fulfilled.

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

Other Revenue Contracts

In one contract entered into during 2007, the Company sold fulfillment equipment, hardware and software installation, and software licenses. The Company deferred all revenues related to these contracts as there was no VSOE established for each separate component of the contract. During the quarter ended March 31, 2008, all elements of the contract were delivered except for PCS. In accordance with SOP 97-2, deferred revenue was recognized over the remaining term of the contract on a straight-line basis.  This contract was terminated in December 2008.

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

Accounting for Equity Based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company uses the Black-Scholes model to value option awards under SFAS No. 123(R) and recognizes compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As the surviving entity in the reverse merger (see Note 3) has limited historical data on the price of its shares, the Company has identified several similar entities from which to estimate expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Income Taxes

For the years ended December 31, 2008 and 2007, no provisions for income taxes were required. The Company accrues income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Prior to June 6, 2008, aVinci Media, LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

As required by FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company does not currently have any uncertain tax positions.

At December 31, 2008, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of SFAS No. 109, which requires that a valuation allowance be established when there is significant uncertainty of the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Operating Segment

The Company conducts business within one operating segment in the United States.  From 2004 through 2007, aVinci Media, LC generated revenues (except for a few thousand dollars) with one customer, BigPlanet, a division of NuSkin.  Beginning in 2008, the Company began diversifying its customer base and generating revenues through agreements with Fujicolor (in Wal-Mart stores), Costco.com, Meijer Stores and Qualex Inc. The Company’s long-lived assets are located in the United States.

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

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective beginning in the first quarter of fiscal 2008.  The adoption of the accounting pronouncement had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to confirm to the 2008 presentation.

2.  Going Concern and Liquidity

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern.  The report of the Company’s independent registered public accounting firm includes an explanatory paragraph expressing substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

aVinci Media, LC, has operated at a loss since inception and is not currently generating sufficient revenues to cover its operating expenses.  The Company is continuing to work to obtain new customers and to increase revenues from existing customers. The Company contemplates raising additional outside capital within the next 12 months to help fund current growth plans.  The Company anticipates that its current cash resources are sufficient to fund our operations through mid April 2009.  The Company has recently reduced monthly expenses and it anticipates needing an additional $1 million to $1.5 million of capital from outside sources to fund operations through the end of 2009 based on its current plans and projections.  In the event the Company is not able to meet its revenue projections through the end of 2009, the Company may be required to raise additional capital or further reduce operating expenses.

The Company has executed a term sheet with Amerivon Holdings, LLC to invest up to an additional $1.5 million in two phases, $750,000 in April 2009 and an additional $750,000 by the end of July 2009.  The funding is expected to come in the form of an equity investment in exchange for Series A Preferred Shares convertible into common shares at the rate of $.20 per common share.  The Preferred Shares also carry a dividend at an annual rate of 8%.   If new sources of financing are insufficient or unavailable, the Company will modify its growth and operating plans to the extent of available funding, if any.  Any decision to modify the Company’s business plans would harm its ability to pursue its aggressive growth plans.  If the Company ceases or stops operations, its shares could become valueless.  Historically, the Company has funded its operating, administrative and development costs through the sale of equity capital or debt financing.  If the Company’s plans and/or assumptions change or prove inaccurate, or it is unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, its continued viability could be at risk.  To the extent that any such financing involves the sale of its common stock or common stock equivalents, its current stockholders could be substantially diluted.  There is no assurance that the Company will be successful in achieving any or all of these objectives in 2009.

3.  Completed Merger

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

On June 6, 2008, the SAH and Sequoia closed the merger transaction described above. In connection with the merger transaction, the unit holders of Sequoia exchanged all of their units for shares of common stock of SAH. The number of shares of SAH stock received in the merger represents approximately 80% of the total outstanding shares of SAH. Because the unit holders of Sequoia obtained a majority ownership in SAH through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the operations of Sequoia through June 6, 2008 and reflect the consolidated operations of SAH and Sequoia from June 6, 2008 through December 31, 2008.  As a result of the merger, Sequoia received approximately $7.1 million in cash to fund operations in addition to the $2.5 million previously loaned to Sequoia by SAH.

In connection with the Agreement and Plan of Merger, Sequoia entered into a Loan and Security agreement and Secured Note with SAH on December 6, 2007 in order to ensure adequate funds through the closing date. The agreement provided for SAH to loan a total of up to $2.5 million to Sequoia through the closing date. A total of $1 million was received under the Secured Note on December 6, 2007. On January 15, 2008 and February 15, 2008, Sequoia received $1,000,000 and $500,000, respectively, under the Secured Note (see Note 8). In connection with the merger closing, the $2.5 million notes payable were eliminated along with the related interest payable of approximately $104,000.

4.  Marketable Securities Available-for-Sale

The Company owns 2,022,000 shares of the common stock of Cashbox plc as a result of the merger transaction (see Note 3). The Company determined the market value of the shares in accordance with the provisions of SFAS No. 115, Accounting for Investments in Equity and Debt Securities (SFAS 115), and SFAS 157.

At December 31, 2008 the Company determined that the decrease in fair value of its investment in marketable securities was other than temporary. Consequently, in accordance with the provisions of SFAS 115, we have recognized a realized loss of $171,546.

5.  Property and Equipment

Property and equipment consisted of the following as of December 31:

	2008	2007
Computers, software and equipment	$1,282,476	$1,212,558
Furniture and fixtures	125,738	125,676
Leasehold Improvements	4,100	4,100

Property and equipment, at cost	1,412,314	1,342,334
Less accumulated depreciation and amortization	(789,629)	(351,811)

Property and equipment, net	$622,685	$990,523

Depreciation expense from property and equipment for the years ended December 31, 2008 and 2007 was $435,257 and $267,457, respectively.

6.  Intangible Assets

Intangible assets consisted of the following as of December 31:

	2008	2007

Patent costs	$88,543	$62,189
License – music tracks	30,000	30,000

Intangible assets, at cost	118,543	92,189
Accumulated amortization	(27,500)	(17,500)

Intangible assets, net	$91,043	$74,689

Amortization expense for the years ended December 31, 2008 and 2007 was $10,000 and $10,000, respectively.

As of December 31, 2008, the Company had not begun to amortize capitalized patent costs as the patents had not yet been granted. Amortization related to the license for music tracks for the year ended December 31, 2009 will be $2,500.

7.  Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2008	2007

Bonuses payable	$-	$554,000
Payroll and payroll taxes payable	153,081	229,24
Other	38,533	40,527

Total accrued liabilities	$191,614	$823,772

8.  Notes and Convertible Debentures Payable

During the first quarter of 2006, the Company entered into a convertible debenture financing arrangement with Amerivon Investments, LLC (Amerivon) (a related party, see Note 10), through which the Company issued convertible debentures totaling $829,250.  This amount consisted of cash of $775,000 and loan origination fees of $54,250 which were recorded as an asset to be amortized over the life of the loan.  These convertible debentures payable had a stated interest rate of 10% per annum. On May 8, 2007, these debentures and accrued interest of $106,832 were converted into 3,900,341 common units.

Detachable warrants for the purchase of 1,504,680 common units, which expired in 2008, were granted in connection with these convertible debentures.  The warrants were valued at a total of $178,330 and were recorded as a discount to debt, with a corresponding increase to members’ equity.

In addition, at the date of issuance the conversion rate of the convertible debentures was less than the fair value of the Company’s common units.  Therefore, a beneficial conversion feature valued at $489,268 was recorded as a discount to debt, with a corresponding increase recorded as members’ equity.

During the year ended December 31, 2007 the Company accreted $114,093 of the debt discount arising from the warrants and the beneficial conversion feature to interest expense using the effective interest method. As of December 31, 2007, the debt discount had been fully amortized.

During August, September and October 2006, the Company entered into a convertible note payable financing arrangement with Amerivon, through which the Company issued convertible notes payable totaling $1,564,000.  This amount consisted of cash of $1,443,510 and loan origination fees of $120,490 which were recorded as an asset to be amortized over the life of the loan.   These convertible notes payable had a stated interest rate of 10% per annum. On May 8, 2007, these convertible notes payable of $1,564,000 along with accrued interest of $102,586 were converted to 3,623,014 common units. The remaining unamortized loan costs and debt discount were recognized as interest expense on the conversion date.

Warrants for the purchase of 1,036,446 common units were granted in 2006 in connection with these convertible notes payable and expire in 2009.  The warrants were valued at a total of $73,222 and were recorded as a discount to debt, with a corresponding increase to members’ equity.

During the years ended December 31, 2007 the Company accreted $44,497 of the debt discount related to the warrants to interest expense using the effective interest method. As of December 31, 2007, the debt discount had been fully amortized.

On January 19, 2007 and again on February 14, 2007, the Company issued $500,000 of convertible notes payable to Amerivon.  These convertible notes payable accrued interest at 9% per annum, and were due on June 30, 2007.  These convertible notes payable, plus accrued interest of $23,178, were converted into 1,604,985 Series B redeemable convertible preferred units at $.6375 per unit. A beneficial conversion feature in the amount of $171,875 was accreted to interest expense in full during the year ended December 31, 2007.

On April 9, 2007, the Company issued a convertible note payable to Amerivon for $535,000.  This amount consisted of cash of $500,000 and financing costs of $35,000.  This convertible note payable bore no interest, and was due on June 30, 2007.  On June 5, 2007, this convertible note payable of $535,000 was converted into 713,333 Series B redeemable convertible preferred units at $.75 per unit.

In connection with the Agreement and Plan of Merger (see Note 3), Sequoia entered into a Loan and Security Agreement and Secured Note with SAH on December 6, 2007 in order to ensure adequate funds through the merger closing date. The agreement provided for SAH to loan a total of up to $2.5 million to Sequoia through the merger closing date. A total of $1 million was received under the Secured Note as of December 31, 2007. An additional $1,500,000 was advanced during the three months ended March 31, 2008. The amounts advanced under the Secured Note were secured by all assets of Sequoia, accrued interest at 10% per annum and principal and interest were due and payable on December 31, 2008. As disclosed in Note 3, in connection with the merger on June 6, 2008, the balance of notes payable of $2.5 million and the related accrued interest of approximately $104,000 were eliminated.

9.  Capital Lease Obligations

The Company leases certain equipment and fixtures under non-cancelable long-term leases.  These leases provide the Company the option to purchase the leased assets at the end of the initial lease terms at a bargain purchase price.  Assets held under these capital leases included in property and equipment were as follows at December 31:

	2008	2007

Computers and equipment	$368,876	$349,448
Furniture and fixtures	37,600	37,600

	406,476	387,048
Less accumulated depreciation	(186,585)	(53,623)

	$219,891	$333,425

Depreciation expense for assets held under capital leases during the year ended December 31, 2008 and 2007 was $130,479 and $53,623, respectively.

Capital lease obligations have imputed interest rates from approximately 11% to 22% and are payable in aggregate monthly installments of approximately $14,000, maturing through 2010.  The leases are secured by equipment.

Future maturities and minimum lease payments on the capital lease obligations are as follows as of December 31, 2008:

Minimum Lease Payments:	Total
2009	$166,162
2010	97,302
Thereafter	-

Total minimum lease payments	263,464
Amount representing interest	(27,842)

Total principle	235,622
Current portion	(143,199)

Long-term portion	$92,423

10.  Related Party Transactions

Consulting Agreement. For the years ended December 31, 2008 and 2007, pursuant to an agreement executed during the year ended December 31, 2007, the Company recorded expense of $725,000 and $50,000, respectively, for consulting services from Amerivon Holdings, Inc., the parent company of a significant shareholder.

On July 1, 2008 the Company entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above. For the year ended December 31, 2008, the Company recorded expense of $3,360 for consulting services under this new agreement.

Distributions. The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. For the years ended December 31, 2008 and 2007, $225,773 and $308,251, respectively, was accrued for distributions due on the Series B redeemable convertible preferred units held by Amerivon Investments, LLC and another party. The Company paid Amerivon Investments, LLC $447,783 for the accrued distributions in June 2008.

Warrant Exercise. On January 30, 2008, Amerivon Investments, LLC exercised 1,504,680 warrants to purchase common units for cash received of $414,625; and on June 5, 2008, Amerivon Investments, LLC exercised 87,096 warrants to purchase common units for a total price of $46,000. These exercises, along with Amerivon’s conversion of convertible preferred units, increased Amerivon Investments, LLC’s ownership percentage to 43.4% of all common units prior to the merger on June 6, 2008.

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

In December 2006, aVinci Media, LC entered into various loans from its members totaling $285,783. These loans bore interest at 10% per annum and were payable on or before December 31, 2007. Loan origination fees of $20,005 were recorded as an intangible asset to be amortized over the life of the loans. On January 5, 2007, an additional $20,000 was loaned was loaned by the managers. In April and May 2007, total outstanding principal, accrued interest, and loan origination fees of $285,783, $10,376, and $20,005, respectively, were paid and the associated asset was fully amortized.

11.  Common and Preferred Units

Previous to the merger (see Note 3), as of December 31, 2007, the Company had authorized 90,000,000 common units and 20,000,000 preferred units, all with no par value. Previous to the merger, the Company had designated 3,746,485 preferred units as Series A and 12,000,000 preferred units as Series B.

Series A Convertible Preferred Units

During 2008, there were no Series A preferred units issued. As of December 31, 2007, there were 3,533,720 Series A preferred units outstanding. In connection with the merger disclosed in Note 3 all series A preferred units were converted to common units and exchanged for common shares of SAH.

Series B Redeemable Convertible Preferred Units

During 2008, there were no Series B preferred units issued. As of December 31, 2007, there were 8,804,984 units of Series B preferred units outstanding. In connection with the merger disclosed in Note 3 all series B preferred units were converted to common units and exchanged for common shares of SAH.

Common Units

As of June 5, 2008 and December 31, 2007, there were 44,762,086 and 29,070,777 common units outstanding, respectively. In connection with the merger disclosed in Note 3, all common units held were exchanged for common shares of SAH.

In accordance with an executed letter agreement with Amerivon Investments LLC, on June 5, 2008, immediately preceding the closing of the merger described in Note 3, the Company issued an additional 1,525,000 common units upon the voluntary conversion of all outstanding Series B preferred units owned by Amerivon Investments LLC.

12.  Common Share Warrants

The following tables summarize information about common share warrants as of December 31, 2008 and December 31, 2007:

As of December 31, 2008 Outstanding				As of December 31, 2008 Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.53	949,350	0.5	$0.53	949,350	0.53
1.16	300,000	5.5	1.16	150,000	1.16
$.53 – 1.16	1,249,350	1.7	$0.68	1,099,350	0.61

As of December 31, 2007 Outstanding				As of December 31, 2007 Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.28	1,504,680	0.1	$0.28	1,504,680	0.28
0.53	1,036,446	1.5	0.53	1,036,446	0.53
$.28 – .53	2,541,126	0.7	$0.38	2,541,126	0.38

In January 2008, the Company received proceeds of $414,625 upon the exercise of 1,504,680 warrants at an exercise price of $0.28. On June 5, 2008, the Company received proceeds of $46,000 upon the exercise of 87,096 warrants with an exercise price of $0.53. All common unit warrants outstanding as of the date of the merger (see Note 3) were converted into warrants to purchase the common stock of SAH.

As of December 31, 2008 and 2007, warrants outstanding had an aggregate intrinsic value of $0 and $903,200, respectively.

A summary of non-employee equity awards, as of December 31, 2008, and changes during the year then ended is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,541,126	$0.38
Granted	300,000	1.16
Exercised	(1,591,776)	0.29
Cancelled	-	-
Outstanding at end of year	1,249,350	0.68	1.7	$-
Exercisable at year end	1,099,350	0.61	1.2	$-

As of December 31, 2008 and 2007, there was approximately $126 and $0, respectively, of total unrecognized equity-based compensation cost related to non-employee equity grants that will be recognized over a weighted average period of 0.3 and 0 years.

13.  Stock Award Plans

All common unit options outstanding as of the date of the merger (see Note 3) were converted into options to purchase the common stock of SAH. These options were not issued under a defined stock option plan. As of December 31, 2008 and 2007, 4,704,166 and 5,655,161 such options were outstanding, respectively.

The Company currently has two stock award plans that allow the Company to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants. These plans are discussed in more detail below.

2008 Incentive Stock Plan

The Company’s 2008 Incentive Stock Option Plan (the “2008 Stock Plan”) was adopted by the Board of Directors and approved by its stockholders in May 2008. A total of 2,500,000 shares of common stock are reserved for issuance under the 2008 Stock Plan. The 2008 Stock Plan is administered by the Board of Directors and the Board Compensation Committee. The 2008 Stock Plan provides for the issuance of stock options, stock appreciation rights, restricted stock or equity incentives to its directors, officers and employees, and consultants and advisors, provided that incentive stock options may only be granted to the Company’s employees.  The maximum number of shares of stock that may be subject to options and stock appreciation rights granted under the 2008 Stock Plan to any individual in any calendar year shall not exceed 200,000. An option granted under the 2008 Plan is designated at the time of grant as either an incentive stock option (an “ISO”) or as a non-qualified stock option (a “NQSO”). Unless terminated earlier, the 2008 Stock Plan will terminate December 31, 2018.

The Company typically grants options with an exercise price equal to the fair market value on the grant date, defined in the plan as the closing price of our stock on the day prior to grant. The options generally vest over a three or four-year period and expire either in five or ten years from the date of grant. To date, the Company has not issued any stock appreciation rights, restricted stock or equity incentives under the 2008 Stock Plan. As of December 31, 2008, 1,882,341 shares of common stock remained available for issuance pursuant to the 2008 Stock Plan.

1997 Long-Term Incentive Plan

The Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) was originally adopted by Tidel Technologies, Inc. (the predecessor to SAH) effective July 15, 1997. The 1997 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to its employees or directors or its subsidiaries. Under the 1997 Plan, up to 1,000,000 shares of common stock may be awarded. The number of shares issued or reserved pursuant to the 1997 Plan (or pursuant to outstanding awards) are subject to adjustment on account of mergers, consolidations, reorganization, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate, or lapse, will again be available for grant under the 1997 Plan.  On March 21, 2007, the Company awarded Messrs. Griggs and Clay each 475,000 stock options to purchase the Company’s common stock at an exercise price of $1.24 per share pursuant to the Company's 1997 Long-Term Incentive Plan. Of this award, 34% of the options vest on the first anniversary of the date of the grant, 33% of the options vest on the second anniversary of the date of the grant and the remaining 33% of the options vest on the third anniversary of the date of the grant. As a result of the reverse merger (see Note 3 above), 100% of the options vested. As of December 31, 2008, 16,475 shares of common stock remained available for issuance pursuant to the 1997 Plan.

The following tables summarize information about common share options:

	December 31, 2008		December 31, 2007
	Number of shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	6,605,161	$0.64	712,448	$0.33
Granted	617,659	0.93	5,910,133	0.68
Exercised	(9,798)	0.41	-	-
Cancelled	(941,197)	0.33	(17,420)	0.41
Outstanding at end of year	6,271,825	0.72	6,605,161	0.64
Exercisable at year end	3,268,976	0.62	1,249,867	0.37
Weighted average fair value of options granted during the year	$0.42		$0.29

As of December 31, 2008
Outstanding				Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	653,222	3.0	$0.18	653,222	$0.18	3.0
0.28	444,191	2.3	0.28	407,175	0.28	2.3
0.41	139,354	2.7	0.41	114,132	0.41	2.7
0.71	3,527,399	4.2	0.71	1,619,447	0.71	4.0
0.93	557,659	9.4	0.93	—	0.93	—
1.24	950,000	2.2	1.24	475,000	1.24	2.2
$.18 - 1.24	6,271,825	4.1	$0.72	3,268,976	$0.62	3.3

As of December 31, 2007
Outstanding				Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	1,306,444	4.5	$0.18	653,222	$0.18	4.0
0.28	444,191	3.3	0.28	296,127	0.28	3.3
0.41	250,837	3.7	0.41	142,185	0.41	3.7
0.71	3,653,689	5.2	0.71	-	0.71	-
1.24	950,000	3.2	1.24	158,333	1.24	3.2
$.18 - 1.24	6,605,161	4.6	$0.72	1,249,867	$0.37	3.7

14.  Stock-Based Compensation

The Company accounts for equity-based compensation in accordance with SFAS No. 123(R) which requires recognition of expense (generally over the vesting period) based on the estimated fair value of equity-based payments granted. The effect of accounting for equity-based awards under SFAS No. 123(R) for the years ended December 31, 2008 and 2007 was to record equity based compensation of $580,192 and $505,390, respectively, of equity-based compensation expense in general and administrative expense.

As of December 31, 2008 and 2007, options outstanding had an aggregate intrinsic value of $0 and $1,083,995, respectively.

As of December 31, 2008 and 2007, there was approximately $1,195,214 and $747,671, respectively, of total unrecognized equity-based compensation cost related to option grants that will be recognized over a weighted average period of 1.6 and 2.6 years.

Time-Based Equity Awards

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Expected dividend yield	—
Expected share price volatility	40% - 198%
Risk-free interest rate	3.16% - 7.50%
Expected life of options	2.25 years – 6.5 years

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As the surviving entity in the reverse merger (see Note 3) has limited historical data on the price of its shares, the Company has identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted. As required by SFAS No. 123(R), the Company adjusts the estimated forfeiture rate to our actual experience.

Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options.  The Company uses the current trading price as quoted on the OTC Pink Sheets to determine the value of its common stock.  Prior to becoming a public company, aVinci Media, LC used cash sales of common and preferred units, and the exchange ratio that was estimated to be used in the reverse merger transaction to determine the value of its common units.

15.  Commitments and Contingencies

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

Operating Leases

The Company has operating leases for office space and co-location services with terms expiring in 2009, 2010, and 2012. Future minimum lease payments are approximately as follows:

Years Ending December 31,	Amount

2009	$309,100
2010	139,400
2011	5,400
2012	3,600

Total	$457,500

Rental expense under operating leases for the years ended December 31, 2008 and 2007 totaled $213,109 and $340,828, respectively.

Warranty Obligations

The Company provides a 90-day warranty on certain manufactured products. As of December 31, 2008, these obligations were not significant. The Company does not expect these obligations to become significant in the future and no related liability has been accrued as of December 31, 2008 and 2007.

16.  Retirement Plan

On January 1, 2007, the Company established a 401(k) defined contribution plan that covers eligible employees who have completed a minimum of three months of service and who are 21 years of age or older.  Employees may elect to contribute to the plan up to 100 percent of their annual compensation up to a limit of $16,000 in 2008, and increasing by $500 each year thereafter for inflation or as defined and limited by the Internal Revenue Code.  To date, the Company has not made any employer contributions to the plan and is not required to do so.

17.  Income Taxes

SFAS No. 109 requires that we record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes. SFAS No. 109 also requires that we assess the ability to realize deferred tax assets based upon a “more likely than not” standard and provide a valuation allowance for any tax assets not deemed realizable under this standard.

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded tax provision (benefit):

2008

Tax expense (benefit) at U.S. statutory rates	$(2,856,869)
State tax (benefit), net of federal tax impact	(277,284)
Meals & entertainment	1,424
Stock based compensation	6,531
Losses attributable to LLC members prior to merger	1,107,952
Change in valuation allowance attributable to operations	2,018,246
Provision (benefit) for income taxes	$-

Our deferred tax assets are comprised of the following:

2008
Deferred tax assets:
Reserves and accruals	$92,091
Depreciation and amortization	733,980
Stock based compensation	202,017
Net operating losses	2,159,354
Total deferred tax assets	3,187,442
Valuation allowance	(3,187,442)
Total deferred tax assets	-
Deferred tax liabilities:
Other tax deductible items	-
Total deferred tax liabilities	-
Net deferred tax assets (liabilities)	$-

Domestic and foreign components of loss before taxes are as follows:

2008

Domestic	$(8,402,556)
Foreign	-
Loss before income taxes	$(8,402,556)

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $5,796,000 that begin to expire in 2028. As of December 31, 2008, the Company had state net operating loss carryforwards of approximately $5,717,000, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. The net operating losses could be subject to annual use limitations under Code Sections 382 and 383 if the Company raises additional capital sufficient to cause an ownership change.

The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other events. As of December 31, 2008, the Company had recorded a valuation allowance of $3,187,442. The increase in valuation allowance for the year ended December 31, 2008 relates primarily to the operating loss.

The Company also follows the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes – an Interpretation of FASB No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has not recognized any additional liabilities for uncertain tax positions as a result of the implementation of FIN 48.

As of December 31, 2008, the Company did not have any unrecognized tax benefit.

The following is a reconciliation of the Company’s change in uncertain tax positions pursuant to FIN 48:

2008
Gross unrecognized tax benefits at June 6, 2008	$-
Increases for tax positions in prior years	-
Increases for tax positions in current year	-
Gross unrecognized tax benefits at December 31, 2008	$-

18.  Fair Value

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that the Company uses to measure fair value:

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, when certain assets and liabilities are not traded in observable markets the Company must use other valuation methods to develop a fair value.

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$131,754	$131,754	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on March 31, 2009.

aVINCI MEDIA CORPORATION

March 31, 2009	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
President, Chief Executive Officer, Director (Principal Executive Officer)

March 31, 2009	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Secretary / Treasurer, Chief Operating Officer, Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chett B. Paulsen	President, Chief Executive Officer, Director	March 31, 2009
Chett B. Paulsen	(Principal Executive Officer)

/s/ Richard B. Paulsen	Vice President, Chief Technology Officer, Director	March 31, 2009
Richard B. Paulsen

/s/ Edward B. Paulsen	Secretary/Treasurer, Chief Operating Officer, Director	March 31, 2009
Edward B. Paulsen	(Principal Financial and Accounting Officer)

/s/ Tod M. Turley	Director	March 31, 2009
Tod M. Turley

/s/ John E. Tyson	Director	March 31, 2009
John E. Tyson

/s/ Jerrell G. Clay	Director	March 31, 2009
Jerrell G. Clay

/s/ Stephen P. Griggs	Director	March 31, 2009
Stephen P. Griggs