Form 10-Q
period 2009-03-31
aVINCI MEDIA CORP
filed 2009-05-14
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer *		Accelerated filer *
Non-accelerated filer *	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  * No  ☒

The number of shares of common stock outstanding as of the close of business on April 30, 2009 was 50,150,958

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$86,027	$1,071,053
Accounts receivable	160,801	261,592
Marketable securities available-for-sale	93,416	131,754
Inventory	183,646	187,184
Prepaid expenses	90,665	233,045
Deferred costs	10,998	143,944
Deposits and other current assets	5,987	5,987
Total current assets	631,540	2,034,559

Property and equipment, net	515,119	622,685
Intangible assets, net	88,543	91,043
Other assets	161,916	160,212
Total assets	$1,397,118	$2,908,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,094	$129,874
Accrued liabilities	199,930	191,614
Current portion of capital leases	141,844	143,199
Current portion of deferred rent	49,860	48,195
Deferred revenue	207,624	344,574
Total current liabilities	707,352	857,456

Capital lease obligations, net of current portion	59,806	92,423
Deferred rent, net of current portion	13,853	27,151
Total liabilities	781,011	977,030

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized 50,000,000; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 250,000,000 shares; issued and outstanding 48,738,545 shares	487,385	487,385
Additional paid-in capital	22,823,306	22,635,430
Accumulated deficit	(22,656,246)	(21,191,346)
Accumulated other comprehensive loss	(38,338)	—
Total stockholders’ equity	616,107	1,931,469
Total liabilities and stockholders’ equity	$1,397,118	$2,908,499

See Accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues	$124,517	$73,496

Operating expense:
Cost of sales	220,983	173,097
Research and development	255,412	560,377
Selling and marketing	278,738	517,161
General and administrative	829,864	1,201,238
Total operating expense	1,584,997	2,451,873

Loss from operations	(1,460,480)	(2,378,377)

Other income (expense):
Interest income	1,692	11,129
Interest expense	(6,112)	(71,289)
Total other income (expense)	(4,420)	(60,160)
Loss before income taxes	(1,464,900)	(2,438,537)
Income tax benefit	—	—
Net loss	(1,464,900)	(2,438,537)

Distributions on Series B redeemable convertible preferred units	—	(131,353)

Net loss applicable to common stockholders	$(1,464,900)	$(2,569,890)

Basic and diluted loss per common share	$(0.03)	$(0.09)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic and diluted	48,738,545	30,228,842

Comprehensive Loss
Net loss applicable to common stockholders	$(1,464,900)	$(2,569,890)
Unrealized loss on marketable securities available-for-sale	(38,338)	—
Comprehensive loss	$(1,503,238)	$(2,569,890)

See Accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,464,900)	$(2,438,537)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	110,066	110,607
Equity-based compensation	187,876	74,244
(Gain) loss on disposal of equipment	—	(38)
Decrease (increase) in:
Accounts receivable	100,791	149,223
Inventory	3,538	(18,793)
Prepaid expenses and other assets	140,676	5,850
Deferred costs	132,946	29,460
Deposits and other current assets	—	35,171
Increase (decrease) in:
Accounts payable	(21,780)	(19,838)
Accrued liabilities	8,316	360,053
Deferred rent	(11,633)	4,066
Deferred revenue	(136,950)	(25,474)
Net cash used in operating activities	(951,054)	(1,734,006)

Cash flows from investing activities:
Purchase of property and equipment	—	(24,295)
Purchase of intangible assets	—	(425)
Net cash used by investing activities	—	(24,720)

Cash flows from financing activities:
Proceeds from notes payable	—	1,500,000
Proceeds from exercise of warrants to common units	—	414,626
Principal payments under capital lease obligations	(33,972)	(29,508)
Net cash provided by (used in) financing activities	(33,972)	1,885,118
Net change in cash and cash equivalents	(985,026)	126,392

Cash and cash equivalents at beginning of period	1,071,053	859,069
Cash and cash equivalents at end of period	$86,027	$985,461

Cash paid for income taxes	$—	$—

Cash paid for interest	$6,112	$11,428

See Accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the three months ended March 31, 2009:

•	The Company incurred an unrealized loss on marketable securities available-for-sale of $38,338.

During the three months ended March 31, 2008:

•	The Company accrued distributions payable on Series B redeemable convertible preferred units of $131,353.

•	The Company acquired $19,429 of office equipment through capital lease agreements.

See Accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
aVinci Media Corporation (the Company), was formed as a result of a merger transaction between Sequoia Media Group, LC (Sequoia), a Utah limited liability company, and Secure Alliance Holdings Corporation (SAH), a publicly held company.  The Company is a Delaware corporation that develops and sells an engaging way for anyone to tell their “Story” with personal digital expressions. The Company’s products simplify and automate the process of creating professional-quality multi-media productions using personal photos and videos.

Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP).

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes included in the Company’s Form 10-K for the year ended December 31, 2008, are adequate to make the information presented not misleading. Results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Net Loss per Common Share
Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted average shares used in the computation of EPS for the three month periods ended March 31, 2009 and 2008 include the shares issued in connection with the reverse merger on June 6, 2008.  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of the periods presented.

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

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the three month periods ended March 31, 2009 and 2008.

As of March 31, 2009 and 2008, the Company had 7,521,175 and 18,541,704 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. Stock options and warrants could be dilutive in the future.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
At March 31, 2009, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, which requires that a valuation allowance be established when there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Recently Adopted Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 was effective beginning in the first quarter of fiscal 2009. The adoption of this accounting pronouncement had no effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R and SFAS 160 had no effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements Not Yet Adopted
In April 2009, the FASB issued three FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The Company is currently evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009. The Company believes that the future requirements of these three FSPs will not have a material impact on its consolidated financial position or results of operations.

2.  Going Concern and Liquidity

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern.  The report of the Company’s independent registered public accounting firm included in its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, includes an explanatory paragraph expressing substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In March 2009, the Company initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of July 2009.  The investment is in the form of Series A preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $.20 per common share.  For each Series A preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $.25 per share at any time within five years.  As of April 30, 2009, the Company had received proceeds of $420,000 from the sale of 420,000 Series A preferred shares. The preferred shares also carry a cumulative dividend at an annual rate of 8%.   If new sources of financing are insufficient or unavailable, the Company will modify its growth and operating plans to the extent of available funding, if any.  Any decision to modify the Company’s business plans would harm its ability to pursue its aggressive growth plans.  If the Company ceases or stops operations, its shares could become valueless.  Historically, the Company has funded its operating, administrative and development costs through the sale of equity capital or debt financing.  If the Company’s plans and/or assumptions change or prove inaccurate, or it is unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, its continued viability could be at risk.  To the extent that any such financing involves the sale of its common stock or common stock equivalents, its current stockholders could be substantially diluted.  There is no assurance that the Company will be successful in achieving any or all of these objectives in 2009.

3.  Equity-Based Compensation

The Company currently has a stock option plan that allows the Company to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants. The plan is discussed in more detail in our Annual Report on Form 10-K.

Equity-based compensation expense, included in general and administrative expense on the consolidated statement of operations, totaled $187,876 and $74,244, respectively for the three months ended March 31, 2009 and 2008.

There were no awards granted during the three months ending March 31, 2009 or 2008.

As of March 31, 2009, there was approximately $1,008,126 of total unrecognized equity-based compensation expense related to option grants that will be recognized over a weighted average period of 1.3 years. All common unit options outstanding as of the date of the merger were converted into options to purchase the common stock of SAH.

4.  Commitments and Contingencies

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

5.  Fair Value

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

The following table presents financial assets and liabilities measured on a recurring basis:

Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	SignificantUnobservable Inputs (Level 3)
Available-for-sale securities	$ 93,416	$ 93,416	—	—

6.  Subsequent Event

As discussed in Note 2 above, in March 2009, the Company initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of July 2009.  The investment is in the form of Series A preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $.20 per common share.  For each Series A preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $.25 per share at any time within five years.  As of April 30, 2009, the Company had received proceeds of $420,000 from the sale of 420,000 Series A preferred shares. The preferred shares also carry a cumulative dividend at an annual rate of 8%.   If new sources of financing are insufficient or unavailable, the Company will modify its growth and operating plans to the extent of available funding, if any.

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

Overview

Through our subsidiary, aVinci Media, LC, we deploy a software technology that employs “Automated Multimedia Object Models,” a patent-pending way of turning consumer captured images, video, and audio into complete digital files in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  We make software technology and package the software in various forms available to mass retailers, specialty retailers, Internet portals and web sites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media. Under our business model, our customers are retailers and other vendors.  We enable our customers to sell our products to the end consumer who remain customers of the vendor.  Only a small percentage of our business will be generated from the ultimate consumer.  Through 2007, aVinci Media, LC generated revenues through the sales of DVD products created using its technology. During 2008, aVinci Media, LC deployed its technology to create photo books and posters as well.

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

In 2007, aVinci Media, LC signed an agreement with Fujicolor to deploy its technology on Fujicolor kiosks located in domestic Wal-Mart stores. aVinci Media, LC has begun generating limited revenues through Wal-Mart and anticipates generating additional revenues through its Wal-Mart deployment during 2009.

In November 2008, we placed our kit product in Walgreens stores and deployed our software in approximately 1,500 Walgreens stores on existing kiosks.  The rollout storewide will continue through May 2009 until our product is available in over 6,500 Walgreens locations.  The product offering allows customers the choice of creating an archive of their digital media or our premium product on a DVD in-store.  This is our first deployment of our product created in-store, and we are working with Walgreens on the merchandising launch, set for June 2009, to raise awareness of our photo product.

We currently manufacture DVDs for certain customers in our Draper, Utah facility and use services of local third-party vendors to produce print DVD covers and inserts and to assemble and ship final products.  During November 2008, we began the first roll out of our software to allow retailers to create our DVD product in-store.

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

Future Model

We plan to continue with a strategy of focusing on mass retailers to offer our products on kiosks, online and through software take-home kits.  We believe we can capitalize on consumers trending away from traditional print output for images by offering DVD photo archiving, DVD photo movies, photobook and poster-print products.

Results of Operations

For the first three months of 2009, we had revenues of $124,517, an operating loss of $1,460,480, and a net loss of $1,464,900. This compares to revenues of $73,496, an operating loss of $2,378,377, a net loss of $2,438,537, and a net loss applicable to common stockholders of $2,569,890 for the same period in 2008.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	Three Months Ended March 31,
	2009		2008
Revenues	100%		100%

Operating expense:
Cost of sales	178%		235%
Research and development	205%		762%
Selling and marketing	224%		704%
General and administrative	666%		1,635%
Total operating expense	1,273%		3,336%

Loss from operations	(1,173%	)	(3,236%	)

Other income (expense):
Interest income	1%		15%
Interest expense	(5%	)	(97%	)
Total other income (expense)	(4%	)	(82%	)

Net loss	(1,177%	)	(3,318%	)

Distributions on Series B redeemable convertible preferred units	—		(179%	)

Net loss applicable to common stockholders	(1,177%	)	(3,497%	)

Revenues.

Total revenues increased $51,021, or 69 percent, to $124,517 for the three months ended March 31, 2009, as compared to $73,496 for the same period in 2008. The increase in revenue during the three months ended March 31, 2009 over the same period in 2008 is due to increased sales volume from year to year.

Three customers accounted for a total of 81 percent of aVinci’s revenues for the three months ending March 31, 2009 (individually 36 percent, 31 percent, and 14 percent) compared to four customers accounting for 94 percent of the revenue for the same period in 2008 (individually 51 percent, 17 percent, 15 percent, and 11 percent). No other single customer accounted for more than 10 percent of aVinci’s total revenues for the three months ended March 31, 2009 or the same period in 2008. Given our large net loss applicable to common stockholders for the quarter ended March 31, 2009, the loss of any of our customers would not materially increase our net losses.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold increased $47,886 to $220,983 for the three months ended March 31, 2009, compared to $173,097 for the same period in 2008. The increase in cost of goods sold is primarily due to recognition of license fees in 2009 ($52,000 increase from year to year) for prepaid music and other prepaid licensed property. For the three months ended March 31, 2009 the majority of cost of goods sold, are for costs associated with fulfillment. For the three months ended March 31, 2008, cost of goods sold includes $143,637 in costs associated with fulfillment; and $29,460 for the cost of hardware.

Research and Development. Our research and development expense decreased $304,965, or 54%, to $255,412 for the three months ended March 31, 2009, compared to $560,377 for the same period in 2008. The decrease is primarily due to a decrease in the average headcount during this period from year to year. Additional research and development resources were needed during the quarter ending March 31, 2008 in preparation for the launching of our products at Costco and Meijer. The decrease in headcount accounts for approximately $235,000 of the decrease. The three months ended March 31, 2008 also included a $35,000 bonus accrual. Reduced usage of outside resources reduced research and development expense by approximately $31,000.

Selling and Marketing. Our selling and marketing expense decreased $238,423, or 46%, to $278,738 for the three months ended March 31, 2009 compared to $517,161 for the same period in 2008. The decrease is due to marketing and advertising costs incurred during the quarter ended March 31, 2008 associated with the launch of our product at Costco and Meijer. Marketing and advertising expenses decreased by almost $99,000 from year to year. The decrease is also due to a decrease in the average headcount during this period from year to year. The decrease in headcount accounts for approximately $96,000 of the decrease. Finally, the three months ended March 31, 2008 included a $30,000 bonus accrual.

General and Administrative. Our general and administrative expense decreased $371,374, or 31%, to $829,864 for the three months ended March 31, 2009, compared to $1,201,238 for the same period in 2008. The decrease is due to a decrease of $250,000 in consulting and outside services, with $243,000 of this amount as a result of the consulting agreement with Amerivon Investments, LLC (“Amerivon”) (a related party). General and administrative expenses also decreased by $103,000 for employee benefits due to a decrease in overall headcount from year to year, and employees began paying 20 percent of their benefits beginning in 2009.

Interest Expense. Our interest expense decreased $65,177, or 91%, to $6,112 for the three months ended March 31, 2009, compared to $71,289 for the same period in 2008. In connection with the Agreement and Plan of Merger, aVinci Media, LC entered into a Loan and Security Agreement and Secured Note with Secure Alliance Holdings (“SAH”) on December 6, 2007 in order to ensure adequate funds through the merger closing date. The agreement provided for SAH to loan a total of up to $2.5 million to aVinci Media, LC through the merger closing date. A total of $1 million was received under the Secured Note as of December 31, 2007. An additional $1,500,000 was advanced during the three months ended March 31, 2008. The amounts advanced under the Secured Note were secured by all assets of aVinci Media, LC, accrued interest at 10% per annum and principal and interest were due and payable on December 31, 2008. In connection with the merger on June 6, 2008, the balance of notes payable of $2.5 million and the related accrued interest of approximately $104,000 were eliminated.

Income Tax Expense. For the three months ended March 31, 2009 and 2008, no provisions for income taxes were required. Prior to June 6, 2008, aVinci Media LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

At March 31, 2009, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded because there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that is more likely than not that the net deferred tax assets will not be realized.

Distributions on Series B redeemable convertible preferred units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. The distributions on Series B redeemable convertible preferred units decreased $131,353, or 100%, to $0 for the three months ended March 31, 2009, compared to $131,353 for the same period in 2008. The change is due to the distribution accrual beginning in May 2007, and ending (due to the reverse merger) in June 2008.

Balance Sheet Items

The following were changes in our balance sheet accounts.

Cash. Cash decreased $985,026, or 92%, to $86,027 at March 31, 2009, from $1,071,053 at December 31, 2008. The decrease is due to continued cash operating deficits.

Prepaid Expenses. Prepaid expenses decreased $142,380, or 61%, to $90,665 at March 31, 2009 from $233,045 at December 31, 2008. The decrease is due to several factors including recognizing expiring and other music license fees ($48,000), recognizing prepaid conference fees ($24,000), recognizing prepaid directors and officers insurance ($21,000), recognizing prepaid other monthly license fees ($15,000), recognizing prepaid rent ($14,000), and recognizing prepaid investor relations expenses ($13,000).

Deferred Costs. Deferred costs decreased $132,946, or 92%, to $10,998 at March 31, 2009, from $143,944 at December 31, 2008. The decrease is due to Qualex cancelling its contract with us in December 2008. As a result of the cancelled contract, Qualex will be returning equipment to us and we will discontinue recognizing the related deferred costs and deferred revenue over the life of the original contract.

Deferred Revenue. Deferred revenue decreased $136,950, or 40%, to $207,624 at March 31, 2009, from $344,574 at December 31, 2008. The decrease is a result of Qualex cancelling its contract with us in December 2008. As a result of the cancelled contract, Qualex will be returning equipment to us and we will discontinue recognizing the related deferred costs and deferred revenue over the life of the original contract.

Liquidity and Capital Resources.

	Unaudited
	Three Months Ended
	March 31,
Statements of Cash Flows	2009	2008

Cash Flows from Operating Activities	$(951,054)	$(1,734,006)
Cash Flows from Investing Activities	—	(24,720)
Cash Flows from Financing Activities	(33,972)	1,885,118
Increase (Decrease) in cash and cash equivalents	(985,026)	126,392

Operating Activities. For the three months ended March 31, 2009, net cash used in operating activities was $(951,054) compared to $(1,734,006) for the same period in 2008. The changes were due to higher operating expenses for the three months ended March 31, 2008 for the pursuit of new customers and development of additional delivery methods for software technology which required substantial additional human, equipment and property resources.

Investing Activities. For the three months ended March 31, 2009, aVinci’s cash flows used in investing activities was $0 compared to $(24,720) for the same period in 2008. The change was due to purchasing less property and equipment in the three months ended March 31, 2009 than in the same period in 2008.

Financing Activities. For the three months ended March 31, 2009, financing activities used $(33,972) of cash compared to providing $1,885,118 for the same period in 2008. During the three months ended March 31, 2009, we used $33,972 for principal payments under capital lease obligations. During the three months ended March 31, 2008, aVinci Media LC received $1.5 million from Secure Alliance Holdings Corporation (SAH), and $414,626 from Amerivon Investments, LLC from the pre-merger exercise of 1,727,605 warrants to purchase additional common units (converted to 1,504,680 shares after the merger). Also during this period aVinci Media LC used $29,508 for principal payments under capital lease obligations.

As discussed in Note 2 above, in March 2009, the Company initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of July 2009.  The investment is in the form of Series A preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $.20 per common share.  For each Series A preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $.25 per share at any time within five years.  As of April 30, 2009, the Company had received proceeds of $420,000 from the sale of 420,000 Series A preferred shares. The preferred shares also carry a cumulative dividend at an annual rate of 8%.   If new sources of financing are insufficient or unavailable, the Company will modify its growth and operating plans to the extent of available funding, if any.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 was effective beginning in the first quarter of fiscal 2009. The adoption of this accounting pronouncement had no effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R and SFAS 160 had no effect on the Company’s consolidated financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The Company is currently evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009. The Company believes that the future requirements of these three FSPs will not have a material impact on its consolidated financial position or results of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings, other than the litigation referenced below.

On December 17, 2007, Robert L. Bishop, who worked with the Company in a limited capacity in 2004 and is a current member of a limited liability company that owns an equity interest in the Company, filed a legal claim alleging a right to unpaid wages and/or commissions (with no amount specified) and Company equity. The complaint was served on the Company on January 7, 2008. The Company timely filed an Answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with the Company’s capital raising efforts. Discovery in the case is ongoing and the Company intends to vigorously defend against Mr. Bishop’s claims and pursue its counterclaim.

ITEM 1A.                   RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10-K as filed with the SEC on March 31, 2009.

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

aVinci Media Corporation

Date: May 14, 2009	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
Principal Executive Officer

Date: May 14, 2009	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer