Form 10-Q
period 2009-06-30
aVINCI MEDIA CORP
filed 2009-08-13
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended June 30, 2009

or

*	Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒ No  *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer *		Accelerated filer *
Non-accelerated filer *	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  * No  ☒

The number of shares of common stock outstanding as of the close of business on July 31, 2009 was 50,856,227

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$287,681	$1,071,053
Accounts receivable	85,619	261,592
Marketable securities available-for-sale	116,912	131,754
Inventory	168,937	187,184
Prepaid expenses	90,625	233,045
Deferred costs	12,786	143,944
Deposits and other current assets	5,987	5,987
Total current assets	768,547	2,034,559

Property and equipment, net	409,102	622,685
Intangible assets, net	88,543	91,043
Other assets	164,787	160,212
Total assets	$1,430,979	$2,908,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,371	$129,874
Accrued liabilities	191,488	239,809
Current portion of capital leases	136,275	143,199
Deferred revenue	206,078	344,574
Total current liabilities	659,212	857,456

Capital lease obligations, net of current portion	30,212	92,423
Deferred rent, net of current portion	106,639	27,151
Total liabilities	796,063	977,030

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares:
Series A convertible preferred stock, 1,500,000 designated; shares issued and outstanding: 892,000 at June 30, 2009 and no shares at December 31, 2008 (Aggregate liquidation preference of $901,523 at June 30, 2009)	8,920	—
Common stock, $0.01 par value, authorized 250,000,000 shares; shares issued and outstanding: 50,656,227 shares at June 30, 2009 and 48,738,545 shares at December 31, 2008	506,562	487,385
Additional paid-in capital	24,054,000	22,635,430
Accumulated deficit	(23,919,724)	(21,191,346)
Accumulated other comprehensive loss	(14,842)	—
Total stockholders’ equity	634,916	1,931,469
Total liabilities and stockholders’ equity	$1,430,979	$2,908,499

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$235,427	$116,203	$359,944	$189,699

Operating expense:
Cost of sales	181,460	260,536	402,443	433,633
Research and development	186,042	430,153	441,454	990,530
Selling and marketing	262,441	449,635	541,179	966,796
General and administrative	862,912	1,381,864	1,692,776	2,583,102
Total operating expense	1,492,855	2,522,188	3,077,852	4,974,061

Loss from operations	(1,257,428)	(2,405,985)	(2,717,908)	(4,784,362)

Other income (expense):
Interest income	291	15,404	1,983	26,533
Interest expense	(6,341)	(54,823)	(12,453)	(126,112)
Total other income (expense)	(6,050)	(39,419)	(10,470)	(99,579)
Loss before income taxes	(1,263,478)	(2,445,404)	(2,728,378)	(4,883,941)
Income tax benefit	—	—	—	—
Net loss	(1,263,478)	(2,445,404)	(2,728,378)	(4,883,941)

Deemed dividend on Series A convertible preferred stock	(582,203)	—	(582,203)	—

Deemed distribution on Series B redeemable convertible preferred units	—	(976,000)	—	(976,000)

Distributions on Series B redeemable convertible preferred units	—	(94,420)	—	(225,773)

Net loss applicable to common stockholders	$(1,845,681)	$(3,515,824)	$(3,310,581)	$(6,085,714)

Basic and diluted loss per common share	$(0.04)	$(0.08)	$(0.07)	$(0.15)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic and diluted	49,490,591	41,585,509	49,240,834	40,278,631

Comprehensive Loss
Net loss applicable to common stockholders	$(1,845,681)	$(3,515,824)	$(3,310,581)	$(6,085,714)
Unrealized gain (loss) on marketable securities available-for-sale	23,496	(81,385)	(14,842)	(81,385)
Comprehensive loss	$(1,822,185)	$(3,597,209)	$(3,325,423)	$(6,167,099)

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

			Series A Convertible		Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, January 1, 2009	48,738,545	$487,385	—	$—	$22,635,430	$(21,191,346)	$—	$1,931,469

Series A convertible preferred stock issuance	—	—	892,000	8,920	883,080	—	—	892,000

Common stock issued for services	1,917,682	19,177	—	—	166,523	—	—	185,700

Equity-based compensation	—	—	—	—	368,967	—	—	368,967

Unrealized loss on marketable securities available for sale	—	—	—	—	—	—	(14,842)	(14,842)

Net loss	—	—	—	—	—	(2,728,378)	—	(2,728,378)

Balance, June 30, 2009	50,656,227	$506,562	892,000	$8,920	$24,054,000	$(23,919,724)	$(14,842)	$634,916

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,728,378)	$(4,883,941)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	214,732	221,424
Common stock issued for services	185,700	—
Equity-based compensation	368,967	162,070
(Gain) loss on disposal of equipment	(49)	(38)
Decrease (increase) in:
Accounts receivable	175,973	209,035
Inventory	18,247	(22,748)
Prepaid expenses and other assets	137,845	(120,742)
Deferred costs	131,158	60,424
Deposits and other current assets	—	37,398
Increase (decrease) in:
Accounts payable	(4,503)	67,839
Accrued liabilities	13,894	(363,533)
Deferred rent	17,273	(14,029)
Deferred revenue	(138,496)	(42,208)
Net cash used in operating activities	(1,607,637)	(4,689,049)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,400	1,000
Purchase of property and equipment	—	(39,791)
Purchase of intangible assets	—	(26,355)
Net cash provided by (used in) investing activities	1,400	(65,146)

Cash flows from financing activities:
Net cash received in reverse merger	—	7,098,010
Proceeds from notes payable	—	1,500,000
Proceeds from exercise of warrants to common units	—	460,625
Proceeds from exercise of stock options	—	4,050
Proceeds from sale of Series A convertible preferred stock	892,000	—
Payment of accrued dividends	—	(534,024)
Principal payments under capital lease obligations	(69,135)	(60,160)
Net cash provided by financing activities	822,865	8,468,501
Net change in cash and cash equivalents	(783,372)	3,714,306

Cash and cash equivalents at beginning of period	1,071,053	859,069
Cash and cash equivalents at end of period	$287,681	$4,573,375

Cash paid for income taxes	$—	$—

Cash paid for interest	$12,453	$22,277

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 2009:

•	The Company incurred an unrealized loss on marketable securities available-for-sale of $14,842.

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

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes included in the Company’s Form 10-K for the year ended December 31, 2008, are adequate to make the information presented not misleading. Results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Net Loss per Common Share
Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted average shares used in the computation of EPS for the three and six month periods ended June 30, 2009 and 2008 include the shares issued in connection with the reverse merger on June 6, 2008.  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of the periods presented.

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

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the three and six month periods ended June 30, 2009 and 2008.

As of June 30, 2009 and 2008, the Company had 13,858,435 and 6,771,254 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. Stock options and warrants could be dilutive in the future.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
At June 30, 2009, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, which requires that a valuation allowance be established when there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R and SFAS 160 had no effect on the Company’s consolidated financial position or results of operations.

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

The provisions of these three FSPs were effective for the Company beginning the second quarter of 2009. The adoption of these three FSPs did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 13, 2009.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166 (SFAS 166), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company believes that the future requirements of SFAS 166 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company believes that the future requirements of SFAS 167 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009. The Company believes that the future requirements of SFAS 168 will not have a material effect on its consolidated financial statements.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

aVinci Media, LC, has operated at a loss since inception and is not currently generating sufficient revenues to cover its operating expenses.  The Company is continuing to work to obtain new customers and to increase revenues from existing customers. The Company contemplates raising additional outside capital within the next 12 months to help fund current growth plans (see Note 3 below).   The Company has recently reduced monthly expenses and raised approximately $1.1 million of a planned $1.5 million capital raise from outside sources as of August 13, 2009.  The Company intends to raise an additional $400,000 under the planned capital raise to fund operations through the end of 2009 based on its current plans and projections.  In the event the Company is not able to meet its revenue projections through the end of 2009, the Company may be required to raise additional capital or further reduce operating expenses.

If new sources of financing are insufficient or unavailable, the Company will modify its growth and operating plans to the extent of available funding, if any.  Any decision to modify the Company’s business plans would harm its ability to pursue its growth plans.  If the Company ceases or stops operations, its shares could become valueless.  Historically, the Company has funded its operating, administrative and development costs through the sale of equity capital or debt financing.  If the Company’s plans and/or assumptions change or prove inaccurate, or it is unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, its continued viability could be at risk.  To the extent that any such financing involves the sale of its common stock or common stock equivalents, its current stockholders could be substantially diluted.  There is no assurance that the Company will be successful in achieving any or all of these objectives in 2009.

3.  Series A Convertible Preferred Stock

Offering
In March 2009, the Company initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of September 2009.  The investment is in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of June 30, 2009, the Company had received proceeds of $892,000 from the sale of 892,000 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of June 30, 2009 are $9,523.

Deemed Dividend
A deemed dividend of $582,203 was recorded as a result of a beneficial conversion feature on the Series A convertible preferred shares.  The beneficial conversion was calculated as the difference between the proceeds received from the sale of the Series A convertible preferred stock and the fair value of the underlying common stock into which the preferred shares are convertible.  This was recorded as a preferential divided, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders.

4.  Equity-Based Compensation

The Company currently has a stock option plan that allows the Company to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants. The plan is discussed in more detail in our Annual Report on Form 10-K.

Equity-based compensation expense, included in general and administrative expense on the consolidated statement of operations, totaled $181,091 and $87,825, respectively for the three months ended June 30, 2009 and 2008; and totaled $368,967 and $162,070, respectively for the six months ended June 30, 2009 and 2008.

The Company granted 910,182 shares of common stock to employees on April 1, 2009, in lieu of cash compensation as a result of the employees taking a reduced salary beginning in November 2008 and continuing throughout 2009. The shares were valued at the closing price of the Company’s common stock on April 1, 2009.

The Company granted 1,007,500 shares of common stock to consultants for services rendered during the six months ended June 30, 2009. These shares were valued at the closing price of the Company’s common stock as the services are performed as required by EITF Issue No. 96-18.

As of June 30, 2009, there was approximately $911,986 of unrecognized equity-based compensation expense related to option grants that will be recognized over a weighted average period of 1.2 years. All common unit options outstanding as of the date of the merger were converted into options to purchase the common stock of SAH.

5.  Commitments and Contingencies

Litigation
On December 17, 2007, Robert L. Bishop, who worked with aVinci Media’s (AVI Media) predecessor, Sequoia Media Group, LC, in a limited capacity in 2004 and is a current member of a limited liability company, LifeCinema, LLC, that owns an equity interest in aVinci, filed a legal claim in the Third Judicial District Court for Salt Lake County, State of Utah, alleging a right to unpaid wages and/or commissions (with no amount specified) and company equity.  The Complaint was served on AVI Media on January 7, 2008.  AVI Media timely filed an answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with AVI Media’s capital raising efforts.  AVI Media is defending against Mr. Bishop’s claims.  Discovery is ongoing and on April 30, 2009, defendants filed a motion for summary judgment.  On June 16, 2009 Bishop filed an amended complaint which alleges that defendant Chett B. Paulsen is responsible for a portion of the equity Bishop is claiming in the action, and on June 30, 2009 Bishop filed a motion for leave to file a second amended complaint.  Defendants intend to object to Bishop’s motion for leave to amend on several grounds and to file a second motion for summary judgment as to all claims.

Operating Leases
The Company has operating leases for office space and co-location services with terms expiring in 2009, 2012, and 2013. Future minimum lease payments are approximately as follows:

Years Ending December 31,	Amount

2009	$102,879
2010	261,200
2011	266,396
2012	269,949
2013	135,931

Total	$1,036,355

On April 1, 2009, the Company signed an amendment to the operating lease for its primary office space in Draper, Utah. The amendment modified the monthly lease payments and extended the lease expiration date from June 30, 2010 to June 30, 2013.

Rental expense under operating leases for the six months ended June 30, 2009 and 2008 totaled $111,590 and $102,563, respectively.

Purchase Obligations
Under the terms of a consumer products license agreement between ESPN Enterprises, Inc. (ESPN) and the Company, dated December 1, 2008, the Company has guaranteed ESPN minimum royalty amounts. The Company began offering ESPN licensed products in June 2009, and accrued expenses towards the minimum amounts.

In June 2009 the Company agreed to purchase directors and officers’ liability insurance for a year’s period with the premium to be paid in equal monthly installments over the term of the insurance coverage.

6.  Fair Value

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

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$116,912	$116,912	—	—

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

On July 1, 2008 the Company entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. During the three and six months ended June 30, 2009, the Company recorded expense of $2,267 and $3,322, respectively, for consulting services under this new agreement.

On April 15, 2009 the Company issued 500,000 shares of common stock to Amerivon for consulting services under a consulting agreement dated March 31, 2009. Under the terms of this agreement, John Tyson, a director for the Company, is to serve as aVinci’s Chairman of the Board and the Chairman of aVinci’s Executive Committee.  These shares have a fair value of $35,000 and were expensed immediately.

Series A Convertible Preferred Stock
On April 3, 2009 Amerivon purchased 350,000 shares of Series A convertible preferred stock for $350,000.

On May 22, 2009 John Tyson, the Company’s Chairman of the Board, purchased 10,000 shares of Series A convertible preferred stock for $10,000.

Distributions
The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $0.06 per unit. During the six months ended June 30, 2008 the Company accrued $202,696 for distributions due on the Series B redeemable convertible preferred units held by Amerivon. The Company paid Amerivon $447,783 for the accrued distributions in June 2008.

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

8.  Subsequent Event

As discussed in Note 3 above, the Company is continuing to raise capital through its offering of Series A convertible preferred stock.  From July 1, 2009 through August 13, 2009, the Company sold 230,627 shares of Series A convertible preferred stock for cash proceeds of $230,627.

As reported on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2009, Jerrell G. Clay and Stephen B. Griggs resigned from the Board of Directors of the Company effective as of July 15, 2009.  Mr. Clay and Mr. Griggs were board members of Secure Alliance Holdings Corporation and joined the Company's board of directors after the Company's reverse merger with Secure Alliance Holdings Corporation on June 6, 2008.  Both Mr. Clay and Mr. Griggs, who agreed to serve on the Company's Board of Directors during the past year's transition period, cite that they currently do not have sufficient time to devote to the responsibilities of a director of the Company.  The Company will not currently replace Mr. Clay or Mr. Griggs as board members but will initiate a search for independent board members to eventually serve on the Board of Directors.

On July 23, 2009, the Board of Directors of the Company authorized, effective August 7, 2009, the repricing of certain stock options, previously issued to the Company’s employees, officers and members of the Board of Directors pursuant to the Company’s 2008 Incentive Stock Plan at the greater of $0.40 per share and the closing price of the company’s stock on July 28th, 2009 (the “Options”).  As a result, the exercise price of the Options was lowered to $0.40. There was no change in the number of shares subject to each Option, vesting or other terms. The repricing was implemented to realign the value of the Options with their intended purpose, which is to retain and motivate the Company’s employees, officers and directors. Prior to the repricing, many of the Options had exercise prices well above the recent market prices of the Company’s common stock on the OTC Bulletin Board.

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

Overview

Through our subsidiary, aVinci Media, LC, we deploy a software technology that employs “Automated Multimedia Object Models,” a patent-pending way of turning consumer captured images, video, and audio into complete digital files in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  We make software technology and package the software in various forms available to mass retailers, specialty retailers, Internet portals and web sites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media. Under our business model, our customers are retailers, online vendors and end customers.  We enable our retail and online customers to sell our products to the end consumer who remain customers of the vendor.  Through websites www.avincistudio.com and www.myESPNhighlights.com, we sell products directly to end customers.  Through 2007, aVinci Media, LC generated revenues through the sales of DVD products created using its technology. During 2008, new photobook and poster product offerings were made available.

Currently our products are available at the following retailers: Meijer (approximately 179 stores), Walmart (approximately 3,300 domestic stores), Walgreens (approximately 6,500 stores), and Costco (online at Costco.com). Walgreens officially launched the product line in its stores on June 28, 2009. Our products are also available to other customers and online at www.avincistudio.com.

During June 2009, we launched our newest product offering, myESPN Highlights, which allows end users to insert their sporting pictures into a template that includes ESPN and SportsCenter licensed video, images, graphics and music.  Our newest offering comes as a result of a licensing agreement we entered into with ESPN.  We made limited myESPN Highlight products available through Walmart stores in June 2009 and also launched a direct to consumer website at www.myESPNhighlights.com.  To distribute and market the product, we created a distribution program to allow sports photographers and other interested parties to register with aVinci as sales associates to carry the myESPN Highlights product line.  Photographers who are currently actively working with sports programs and athletic events provide an opportunity for the Company to utilize an established industry as a direct sales force.  Sales associates make a commission on any sales they make to end customers.  During the third quarter of 2009, we plan to actively recruit and register sales associates to sell myESPN Highlight products.

We currently manufacture DVDs for all end customers in our Draper, Utah facility with the exception of products sold at Meijer and Walgreens where DVDs are created on site at the store where the product is purchased by the end customer. We use the services of local third-party vendors to print DVD covers and inserts, photo books, and posters.

Results of Operations

For the first six months of 2009, we had revenues of $359,944, an operating loss of $2,717,908, a net loss of $2,728,378, and a net loss applicable to common stockholders of $3,310,581. This compares to revenues of $189,699, an operating loss of $4,784,362, a net loss of $4,883,941, and a net loss applicable to common stockholders of $6,085,714 for the same period in 2008.

Revenues.

Total revenues increased $119,224, or 103 percent, to $235,427 for the three months ended June 30, 2009, as compared to $116,203 for the same period in 2008. The increase in revenue during the three months ended June 30, 2009 over the same period in 2008 is due to significant marketing efforts surrounding the launch of aVinci products in Walgreen’s stores through the United States during the second quarter of 2009. For the six months ended June 30, 2009, total revenues increased $170,245 or 90% to $359,944 as compared to $189,699 for the same period in 2008. The increase in revenue for the six months ended is also due the launch of aVinci products in Walgreen’s stores throughout the United States during the second quarter of 2009.

Three customers accounted for a total of 84 percent of aVinci’s revenues for the three months ending June 30, 2009 (individually 46 percent, 27 percent, and 11 percent) compared to three customers accounting for 93 percent of the revenue for the same period in 2008 (individually 45 percent, 32 percent, and 16 percent). Three customers accounted for a total of 80 percent of aVinci’s revenues for the six months ending June 30, 2009 (individually 42 percent, 28 percent, and 10 percent) compared to three customers accounting for 83 percent of aVinci’s revenue for the same period in 2008 (individually 47 percent, 20 percent, and 16 percent). No other single customer accounted for more than 10 percent of aVinci’s total revenues for the three and six months ended June 30, 2009 or the same period in 2008. Given our large net loss applicable to common stockholders for the three and six months ended June 30, 2009, the loss of any of our customers would not materially increase our net losses.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold decreased $79,076, or 30%, to $181,460 for the three months ended June 30, 2009, compared to $260,536 for the same period in 2008. The decrease in cost of goods sold is primarily due to cost of sales for equipment sold to a customer of $44,000 and includes costs for customer point-of-sale displays of $33,000 during 2008. For the six months ended June 30, 2009, cost of goods sold decreased $31,190 or 7% to $402,443 as compared to $433,633 for the same period in 2008. The decrease in cost of goods sold is primarily due to cost of sales for equipment sold to a customer of $74,000 during 2008, and a reduction in labor costs of $38,000 due to having lower paid employees providing customer fulfillment during 2009. These decreases were partially offset by an increase of $60,000 in expiring license fees recognized during the six months ended June 30, 2009.

For the three and six months ended June 30, 2009 the majority of cost of goods sold, are for costs associated with fulfillment. For the three and six months ended June 30, 2008, cost of goods sold includes $215,000 and $359,000, respectively, in costs associated with fulfillment; and $45,000 and $75,000, respectively, for the cost of hardware sold to a customer.

Research and Development. Our research and development expense decreased $244,111, or 57%, to $186,042 for the three months ended June 30, 2009, compared to $430,153 for the same period in 2008. The decrease is primarily due to a decrease in the average headcount during this period from year to year. Additional research and development resources were needed during the quarter ending June 30, 2008 in preparation for the launching of our products at Costco and Meijer. The decrease in headcount accounts for approximately $226,000 of the decrease. Reduced usage of outside resources reduced research and development expense by approximately $15,000. For the six months ended June 30, 2009, research and development decreased $549,076, or 55% to $441,454 as compared to $990,530, for the same period in 2008. The decease in research and development expenses for the six month period is also primarily due to the decrease in average headcount from 2008 to 2009 for the same reasons stated above. The decrease in headcount accounts for approximately $496,000 of the decrease. Reduced usage of outside resources reduced the six-month research and development expense by $46,000.

Selling and Marketing. Our selling and marketing expense decreased $187,194, or 42%, to $262,441 for the three months ended June 30, 2009 compared to $449,635 for the same period in 2008. For the six months ended June 30, 2009, selling and marketing decreased $425,617, or 44% to $541,179 compared to $966,796, for the same period in 2008. The decreases are primarily due to a decrease in the average headcount during these periods from year to year as additional resources were needed in 2008 to help launch our products at various mass retailers. For the three and six months ended June 30, 2009, the decrease in headcount accounts for approximately $144,000 and $270,000, respectively, of the decrease; and the decrease in marketing expenses accounts for approximately $50,000 and $150,000, respectively, of the decrease as 2008 included increased marketing expense associated with the launch of our products at various mass retailers.

General and Administrative. Our general and administrative expense decreased $518,952, or 38%, to $862,912 for the three months ended June 30, 2009, compared to $1,381,864 for the same period in 2008. The decrease is primarily due to a decrease of $344,000 in consulting and outside services.  The revised consulting agreement with Amerivon Investments, LLC (“Amerivon”) (a related party) resulted in a decrease to general and administrative expenses of approximately $482,000.  This decrease was offset by an increase in 2009 of other consulting and outside services. General and administrative expenses decreased by $97,000 for “run-off” directors and officers liability insurance for Secure Alliance Holdings (“SAH”) after the reverse merger transaction. Employee benefits decreased by $50,000 due to a decrease in overall headcount from year to year, and employees began paying 20 percent of their benefits beginning in 2009. Finally, legal and accounting fees decreased by $32,000 from 2008 to 2009 due to higher fees in 2008 associated with the reverse merger transaction in June 2008.

For the six months ended June 30, 2009, general and administrative expenses decreased $890,326, or 34% to $1,692,776 compared to $2,583,102, for the same period in 2008. The decrease is primarily due to a decrease of $593,000 in consulting and outside services.  The revised consulting agreement with Amerivon resulted in a decrease to general and administrative expense of approximately $745,000.  This decrease was offset by an increase in 2009 of other consulting and outside services. Employee benefits decreased by $153,000 due to a decrease in overall headcount from year to year, and employees began paying 20 percent of their benefits beginning in 2009. Insurance expense decreased by $78,000 from 2008 to 2009, due to the payment of “run-off” directors and officers liability insurance as described above. Finally, travel expenses decreased by $59,000 from 2008 to 2009 due to a conscious effort to reduce expenses and due to the reduction in overall average headcount.

Interest Expense. Our interest expense decreased $48,482, or 88%, to $6,341 for the three months ended June 30, 2009, compared to $54,823 for the same period in 2008. For the six months ended June 30, 2009, interest expense decreased $113,659, or 90% to $12,453 compared to $126,112, for the same period in 2008. In connection with the Agreement and Plan of Merger, aVinci Media, LC entered into a Loan and Security Agreement and Secured Note with Secure Alliance Holdings (“SAH”) on December 6, 2007 in order to ensure adequate funds through the merger closing date. The agreement provided for SAH to loan a total of up to $2.5 million to aVinci Media, LC through the merger closing date. A total of $1 million was received under the Secured Note as of December 31, 2007. An additional $1,500,000 was advanced during the three months ended March 31, 2008. The amounts advanced under the Secured Note were secured by all assets of aVinci Media, LC, accrued interest at 10% per annum and principal and interest were due and payable on December 31, 2008. In connection with the merger on June 6, 2008, the balance of notes payable of $2.5 million and the related accrued interest of approximately $104,000 were eliminated.

Income Tax Expense. For the three and six months ended June 30, 2009 and 2008, no provisions for income taxes were required. Prior to June 6, 2008, aVinci Media LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

At June 30, 2009, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded because there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that is more likely than not that the net deferred tax assets will not be realized.

Deemed Dividend on Series A Convertible Preferred Stock. A deemed dividend of $582,203 was recorded as a result of a beneficial conversion feature on the Series A convertible preferred shares.  The beneficial conversion was calculated as the difference between the proceeds received from the sale of the Series A convertible preferred stock and the fair value of the underlying common stock into which the preferred shares are convertible.  This was recorded as a preferential divided, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders.

Deemed Distribution on Series B Redeemable Convertible Preferred Units. aVinci recorded a preferred dividend of $976,000 for the three and six months ended June 30, 2008, to reflect the conversion of Sequoia’s Series B preferred units to Sequoia common units immediately prior to the closing of the transaction between SAH and Sequoia. The conversion included an additional 1,525,000 common units that were issued upon conversion in order to induce conversion. The inducement units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders.

Distributions on Series B Redeemable Convertible Preferred Units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. The distributions on Series B redeemable convertible preferred units decreased $94,420, or 100%, to $0 for the three months ended June 30, 2009, compared to $94,420 for the same period in 2008. For the six months ended June 30, 2009, the distributions on Series B redeemable convertible preferred units decreased $225,773, or 100%, to $0 compared to $225,773 for the same period in 2008. The changes are due to the distribution accrual beginning in May 2007, and ending (due to the reverse merger) in June 2008.

Balance Sheet Items

The following were changes in our balance sheet accounts.

Cash. Cash decreased $783,372, or 73%, to $287,681 at June 30, 2009, from $1,071,053 at December 31, 2008. The decrease is due to continued cash operating deficits despite the $892,000 received during the six months ended June 30, 2009, as a result of the issuance of the Series A convertible preferred shares (see Note 3 above).

Accounts receivable. Accounts receivable decreased $175,973, or 67%, to $85,619 at June 30, 2009 from $261,592 at December 31, 2008. The decrease is primarily due to receiving payments on some older accounts receivable items in excess of additional invoicing.

Prepaid Expenses. Prepaid expenses decreased $142,420, or 61%, to $90,625 at June 30, 2009 from $233,045 at December 31, 2008. The decrease is due to several factors including recognizing expiring and other music license fees ($56,000), recognizing prepaid directors and officers insurance ($37,000), recognizing prepaid conference fees ($24,000), recognizing prepaid investor relations expenses ($17,000), recognizing prepaid other monthly license fees ($15,000), and recognizing prepaid rent ($7,000).

Deferred Costs. Deferred costs decreased $131,158, or 91%, to $12,786 at June 30, 2009, from $143,944 at December 31, 2008. The decrease is due to Qualex cancelling its contract with us in December 2008. As a result of the cancelled contract, Qualex returned equipment to us and we discontinued recognizing the related deferred costs and deferred revenue over the life of the original contract.

Property and Equipment, net. Property and equipment decreased $213,583, or 34%, to $409,102 at June 30, 2009, from $622,685 at December 31, 2008. The decrease is due to depreciation expense ($212,000) exceeding fixed asset additions ($0) and the sale of assets with a net book value of $1,350.

Deferred Revenue. Deferred revenue decreased $138,496, or 40%, to $206,078 at June 30, 2009, from $344,574 at December 31, 2008. The decrease is a result of Qualex cancelling its contract with us in December 2008. As a result of the cancelled contract, Qualex returned equipment to us and we discontinued recognizing the related deferred costs and deferred revenue over the life of the original contract.

Liquidity and Capital Resources.

	Unaudited
	Six Months Ended
	June 30,
Statements of Cash Flows	2009	2008

Cash Flows from Operating Activities	$(1,607,637)	$(4,689,049)
Cash Flows from Investing Activities	1,400	(65,146)
Cash Flows from Financing Activities	822,865	8,468,501
Increase (Decrease) in cash and cash equivalents	(783,372)	3,714,306

Operating Activities. For the six months ended June 30, 2009, net cash used in operating activities was $(1,607,637) compared to $(4,689,049) for the same period in 2008. The changes were due to higher operating expenses for the six months ended June 30, 2008 for the pursuit of new customers and development of additional delivery methods for software technology which required substantial additional human, equipment and property resources.

Investing Activities. For the six months ended June 30, 2009, aVinci’s cash flows provided by investing activities was $1,400 compared to cash used of $(65,146) for the same period in 2008. The change was due to purchasing less property and equipment in the six months ended June 30, 2009 than in the same period in 2008.

Financing Activities. For the six months ended June 30, 2009, financing activities provided $822,865 of cash compared to providing $8,468,501 for the same period in 2008. During the six months ended June 30, 2009, we received $892,000 from the sale of Series A convertible preferred stock and we used $69,135 for principal payments under capital lease obligations. During the six months ended June 30, 208, aVinci received approximately $7.1 million in cash as a result of the reverse merger; and $1.5 million from SAH in anticipation of closing the Merger Agreement. During this period, aVinci received $460,625 from Amerivon as they exercised a portion of their warrants to purchase additional common units, used $(534,024) for payment of accrued distributions, and used $(60,160) for principal payments under capital obligations.

As discussed in Note 3 above, in March 2009, the Company initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of September 2009.  The investment is in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of June 30, 2009, the Company had received proceeds of $892,000 from the sale of 892,000 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of June 30, 2009 are $9,523.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R and SFAS 160 had no effect on the Company’s consolidated financial position or results of operations.

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

The provisions of these three FSPs were effective for the Company beginning the second quarter of 2009. The adoption of these three FSPs did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 13, 2009.

In June 2009, the FASB issued SFAS No. 166 (SFAS 166), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company believes that the future requirements of SFAS 166 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (SFAS 167), “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company believes that the future requirements of SFAS 167 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009. The Company believes that the future requirements of SFAS 168 will not have a material effect on its consolidated financial statements.

Off-Balance Sheet Arrangements

aVinci does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that is material to investors.

Contractual Obligations and Commitments

The following table sets forth certain contractual obligations as of June 30, 2009 in summary form:

		Less			More
		than 1	1-3	4-5	than 5
Description	Total	Year	years	years	years
Capital lease obligations	$180,383	149,520	30,862	-	-
Operating lease obligations	1,036,355	233,479	532,871	270,006	-
Purchase obligations	150,047	85,047	65,000	-	-
Totals	$1,366,785	468,046	628,733	270,006	-

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings, other than the litigation referenced below.

On December 17, 2007, Robert L. Bishop, who worked with aVinci Media’s (AVI Media) predecessor, Sequoia Media Group, LC, in a limited capacity in 2004 and is a current member of a limited liability company, LifeCinema, LLC, that owns an equity interest in aVinci, filed a legal claim in the Third Judicial District Court for Salt Lake County, State of Utah, alleging a right to unpaid wages and/or commissions (with no amount specified) and company equity.  The Complaint was served on AVI Media on January 7, 2008.  AVI Media timely filed an answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with AVI Media’s capital raising efforts.  AVI Media is defending against Mr. Bishop’s claims.  Discovery is ongoing and on April 30, 2009, defendants filed a motion for summary judgment.  Oral argument has been set by the court for August 24, 2009 to hear defendants’ motion.  On June 16, 2009 Bishop filed an amended complaint which alleges that defendant Chett B. Paulsen is responsible for a portion of the equity Bishop is claiming in the action, and on June 30, 2009 Bishop filed a motion for leave to file a second amended complaint.  Defendants intend to object to Bishop’s motion on several grounds and to file a second motion for summary judgment as to all claims.

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

aVinci Media Corporation

Date: August 13, 2009	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
Principal Executive Officer

Date: August 13, 2009	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer