Form 10-K/A
period 2008-12-31
aVINCI MEDIA CORP
filed 2009-09-04
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Amendment No. 2

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

aVinci Media Corporation is filing this Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Annual Report”), to revise Item 9A(T) of Form 10-K.  In our Annual Report, we inadvertently failed to include in our disclosure our management’s report on internal control over financial reporting as of December 31, 2008, even though management had made an assessment on internal control over financial reporting as of that date. This Amendment includes our management’s report on internal control over financial reporting.  Further, solely as a result of the inadvertent omission of management’s report on internal control over financial reporting, we must conclude that our disclosure controls and procedures were ineffective as of December 31, 2008.

This Amendment should be read in conjunction with the Annual Report, which continues to speak as of the date of the Annual Report.  Other than Item 9A(T), this Amendment does not modify or update our disclosures in the Annual Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update any related or other disclosures.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

Based on our initial assessment, our principal executive officer and principal financial officer believed that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2008 were effective based on their evaluation.  Subsequent to the filing of our Annual Report on Form 10-K, we became aware that we inadvertently failed to include our management’s report on internal control over financial reporting with the Annual Report on Form 10-K.  Solely as a result of this omission, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2008 were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on September 4, 2009 .

aVINCI MEDIA CORPORATION

September 4, 2009	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
President, Chief Executive Officer, Director (Principal Executive Officer)

September 4, 2009	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Secretary / Treasurer, Chief Operating Officer, Director (Principal Financial and Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chett B. Paulsen	President, Chief Executive Officer, Director (Principal Executive Officer)	September 4, 2009
Chett B. Paulsen

/s/ Richard B. Paulsen	Vice President, Chief Technology Officer, Director	September 4, 2009
Richard B. Paulsen

/s/ Edward B. Paulsen	Secretary/Treasurer, Chief Operating Officer, Director (Principal Financial and Accounting Officer)	September 4, 2009
Edward B. Paulsen

/s/ John E. Tyson	Director	September 4, 2009
John E. Tyson