Form 10-Q
period 2009-09-30
aVINCI MEDIA CORP
filed 2009-11-10
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The number of shares of common stock outstanding as of the close of business on October 30, 2009 was 51,462,227

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,136	$1,071,053
Accounts receivable	375,423	261,592
Marketable securities available-for-sale	87,091	131,754
Inventory	163,413	187,184
Prepaid expenses	80,305	233,045
Deferred costs	16,844	143,944
Deposits and other current assets	5,987	5,987
Total current assets	735,199	2,034,559

Property and equipment, net	313,509	622,685
Intangible assets, net	88,543	91,043
Other assets	164,787	160,212
Total assets	$1,302,038	$2,908,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$145,905	$129,874
Accrued liabilities	213,492	239,809
Current portion of capital leases	120,981	143,199
Deferred revenue	517,044	344,574
Total current liabilities	997,422	857,456

Capital lease obligations, net of current portion	4,981	92,423
Deferred rent, net of current portion	99,734	27,151
Total liabilities	1,102,137	977,030

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized 50,000,000 shares:
Series A convertible preferred stock, 1,500,000 designated; shares issued and outstanding: 1,202,627 at September 30, 2009 and no shares at December 31, 2008 (Aggregate liquidation preference of $1,234,983 at September 30, 2009)	12,026	—
Common stock, $0.01 par value, authorized 250,000,000 shares; shares issued and outstanding: 51,462,227 shares at September 30, 2009 and 48,738,545 shares at December 31, 2008	514,622	487,385
Additional paid-in capital	25,069,397	22,635,430
Accumulated deficit	(25,361,907)	(21,191,346)
Accumulated other comprehensive loss	(34,237)	—
Total stockholders’ equity	199,901	1,931,469
Total liabilities and stockholders’ equity	$1,302,038	$2,908,499

See accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$313,784	$112,652	$673,728	$302,351

Operating expense:
Cost of sales	184,327	233,300	586,770	666,933
Research and development	172,663	456,992	614,117	1,447,522
Selling and marketing	215,284	398,854	756,463	1,365,650
General and administrative	1,176,016	1,086,927	2,868,792	3,670,029
Total operating expense	1,748,290	2,176,073	4,826,142	7,150,134

Loss from operations	(1,434,506)	(2,063,421)	(4,152,414)	(6,847,783)

Other income (expense):
Loss on marketable securities	(2,659)	—	(2,659)	—
Interest income	191	22,771	2,174	49,304
Interest expense	(5,209)	(10,353)	(17,662)	(136,465)
Total other income (expense)	(7,677)	12,418	(18,147)	(87,161)
Loss before income taxes	(1,442,183)	(2,051,003)	(4,170,561)	(6,934,944)
Income tax benefit	—	—	—	—
Net loss	(1,442,183)	(2,051,003)	(4,170,561)	(6,934,944)

Deemed dividend on Series A convertible preferred stock	(105,928)	—	(688,131)	—

Deemed distribution on Series B redeemable convertible preferred units	—	—	—	(976,000)

Distributions on Series B redeemable convertible preferred units	—	—	—	(225,773)

Net loss applicable to common stockholders	$(1,548,111)	$(2,051,003)	$(4,858,692)	$(8,136,717)

Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.10)	$(0.19)

Weighted-average common and common equivalent shares used to calculate loss per share:
Basic and diluted	50,843,926	48,738,122	49,488,578	43,114,327

Comprehensive Loss
Net loss applicable to common stockholders	$(1,548,111)	$(2,051,003)	$(4,858,692)	$(8,136,717)
Unrealized gain (loss) on marketable securities available-for-sale	(19,395)	(10,596)	(34,237)	(91,981)
Comprehensive loss	$(1,567,506)	$(2,061,599)	$(4,892,929)	$(8,228,698)

See accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

			Series A Convertible		Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, January 1, 2009	48,738,545	$487,385	—	$—	$22,635,430	$(21,191,346)	$—	$1,931,469

Series A convertible preferred stock issuance	—	—	1,202,627	12,026	1,190,601	—	—	1,202,627

Common stock issued for services	2,723,682	27,237	—	—	334,592	—	—	361,829

Equity-based compensation	—	—	—	—	908,774	—	—	908,774

Unrealized loss on marketable securities available for sale	—	—	—	—	—	—	(34,237)	(34,237)

Net loss	—	—	—	—	—	(4,170,561)	—	(4,170,561)

Balance, September 30, 2009	51,462,227	$514,622	1,202,627	$12,026	$25,069,397	$(25,361,907)	$(34,237)	$199,901

See accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,170,561)	$(6,934,944)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	310,326	333,176
Common stock issued for services	361,829	—
Equity-based compensation	908,774	376,071
(Gain) loss on disposal of equipment	(200)	(38)
Loss on marketable securities	2,659	—
Decrease (increase) in:
Accounts receivable	(113,831)	177,959
Inventory	23,771	(21,010)
Prepaid expenses and other assets	148,165	(117,572)
Deferred costs	127,100	105,468
Deposits and other current assets	—	37,278
Increase (decrease) in:
Accounts payable	16,031	(30,053)
Accrued liabilities	15,078	(187,851)
Deferred rent	31,188	(24,552)
Deferred revenue	172,470	(86,001)
Net cash used in operating activities	(2,167,201)	(6,372,069)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,550	1,000
Proceeds from sale of marketable securities	7,767	—
Purchase of property and equipment	—	(45,887)
Purchase of intangible assets	—	(26,354)
Net cash provided by (used in) investing activities	9,317	(71,241)

Cash flows from financing activities:
Net cash received in reverse merger	—	7,091,062
Proceeds from notes payable	—	1,500,000
Proceeds from exercise of warrants to common units	—	460,625
Proceeds from exercise of stock options	—	4,050
Proceeds from sale of Series A convertible preferred stock	1,202,627	—
Payment of accrued dividends	—	(534,024)
Principal payments under capital lease obligations	(109,660)	(91,879)
Net cash provided by financing activities	1,092,967	8,429,834
Net change in cash and cash equivalents	(1,064,917)	1,986,524

Cash and cash equivalents at beginning of period	1,071,053	859,069
Cash and cash equivalents at end of period	$6,136	$2,845,593

Cash paid for income taxes	$—	$—

Cash paid for interest	$17,662	$32,630

See accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the nine months ended September 30, 2009:

●	We incurred an unrealized loss on marketable securities available-for-sale of $34,237.

During the nine months ended September 30, 2008:

●
We issued 1,525,000 common units to Amerivon Holdings Inc. (Amerivon) to induce the conversion of preferred units to common units immediately prior to the closing of the transaction between Secure Alliance Holdings Corporation (SAH) and Sequoia Media Group (Sequoia). These inducements units were recorded as a preferential dividend, thus increasing the accumulated deficit and increasing the loss applicable to common stockholders by $976,000.

●	We acquired $19,429 of office equipment through capital lease agreements.

●	We incurred an unrealized loss on marketable securities available-for-sale of $91,981.

●	We converted $474,229 of Series A preferred units to common units.

●	We converted $6,603,182 of Series B preferred units to common units.

●	We converted $12,850,874 of common units to common stock in connection with the reverse merger.

●	We acquired the following balance sheet items as a result of the reverse merger transaction:

o	Cash - $7,091,062
o	Marketable securities available-for-sale - $303,300
o	Prepaid expenses and other assets - $52,561
o	Note receivable - $2,500,000 (eliminated against note payable owed to SAH)
o	Interest receivable - $103,835 (eliminated against interest payable to SAH)
o	Accounts payable - $30,899
o	Accrued expenses - $209,465

See accompanying Notes to Condensed Consolidated Financial Statements

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
aVinci Media Corporation (the “Company”, “we”, “us”, “our”) was formed as a result of a merger transaction between Sequoia Media Group, LC (Sequoia), a Utah limited liability company, and Secure Alliance Holdings Corporation (SAH), a publicly held company.  We are a Delaware corporation that develops and sells an engaging way for anyone to tell their “Story” with personal digital expressions. Our products simplify and automate the process of creating professional-quality multi-media productions using personal photos and videos.

Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP).

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The consolidated balance sheet as of December 31, 2008, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the following disclosures, when read in conjunction with the annual financial statements and the notes included in our Form 10-K for the year ended December 31, 2008, are adequate to make the information presented not misleading. Results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Net Loss per Common Share
Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted-average shares used in the computation of EPS for the three and nine month periods ended September 30, 2009 and 2008 include the shares issued in connection with the reverse merger on June 6, 2008.  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of the periods presented.

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

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the three and nine month periods ended September 30, 2009 and 2008.

As of September 30, 2009 and 2008, we had 16,229,854 and 8,338,913 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. Stock options and warrants could be dilutive in the future.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
At September 30, 2009, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Recently Adopted Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Topic 815, “Derivatives and Hedging.” Topic 815 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Topic 815 was effective beginning in the first quarter of fiscal 2009. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued Topic 805, “Business Combinations,” and Topic 810, “Consolidation.” Topic 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. Topic 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. Topic 805 and Topic 810 were effective for us beginning in the first quarter of fiscal 2009. The adoption of Topic 805 and Topic 810 had no effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued three new standards, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third standard to require disclosures of fair values of certain financial instruments in interim financial statements.

Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

Topic 320, “Investments - Debt and Equity Securities,” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This standard also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The provisions of these three standards were effective for us beginning the second quarter of 2009. The adoption of these three standards did not have a material effect on our consolidated financial position or results of operations.

In May 2009, the FASB issued Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. Topic 855 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this standard during the second quarter of 2009. Topic 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We evaluated subsequent events through the time of filing these financial statements with the SEC on November 10, 2009.

In June 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

Recent Accounting Standards Not Yet Adopted
In June 2009, the FASB issued a new accounting standard which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We believe that the future requirements of this standard will not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We are currently evaluating the impact FASB ASU 09-13 will have on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. We are currently evaluating the impact FASB ASU 09-14 will have on our consolidated financial statements.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

2.  Going Concern and Liquidity

Our financial statements have been prepared under the assumption that we will continue as a going concern.  The report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  We are continuing to work to obtain new customers and to increase revenues from existing customers. We contemplate raising additional outside capital within the next 12 months to help fund current growth plans (see Note 3 below).   We have reduced monthly expenses throughout 2009 and raised approximately $1.2 million of a planned $1.5 million capital raise from outside sources from April 2009 through November 10, 2009.  We intend to raise an additional $300,000 under our current capital raise, and an additional $500,000 round for next year. With the outside capital and with increased revenues from new and existing customers, we believe we will be able to fund operations through 2010 based on our current plans and projections.  In the event we are not able to meet our revenue projections through the end of 2009 and 2010, we may be required to raise additional capital and further reduce operating expenses.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  Any decision to modify our business plans would harm our ability to pursue our growth plans.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital or debt financing.  If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our common stock or common stock equivalents, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2009 or 2010.

3.  Series A Convertible Preferred Stock

Offering
In March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of December 2009.  The investment is in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of September 30, 2009, we had received proceeds of $1,202,627 from the sale of 1,202,627 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of September 30, 2009 are $32,356.

Deemed Dividend
For the three and nine months ended September 30, 2009, deemed dividends of $105,928 and $688,138, respectively, were recorded as a result of a beneficial conversion feature on the Series A convertible preferred shares.  The beneficial conversions were calculated as the difference between the proceeds received from the sale of the Series A convertible preferred stock and the fair value of the underlying common stock into which the preferred shares are convertible.  These were recorded as preferential dividends, thus increasing the loss applicable to common stockholders.

4.  Equity-Based Compensation

We currently have a stock option plan that allows us to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants. The plan is discussed in more detail in our Annual Report on Form 10-K.

Equity-based compensation expense, included in general and administrative expense in the consolidated statements of operations, totaled $539,807 and $214,001, respectively for the three months ended September 30, 2009 and 2008; and totaled $908,774 and $376,071, respectively for the nine months ended September 30, 2009 and 2008.

As reported on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2009, Jerrell G. Clay and Stephen B. Griggs resigned from our Board of Directors effective as of July 15, 2009.  Consequently, we recognized the remaining expense on options held by Mr. Clay and Mr. Griggs in July 2009.

Our Board of Directors authorized on July 28, 2009, effective August 7, 2009, the repricing of certain stock options (the “Options”), previously issued to our employees, officers and members of the Board of Directors pursuant to the Company’s 2008 Incentive Stock Plan at the greater of $0.40 per share and the closing price of our stock on July 28, 2009.  As a result, the exercise price of the Options was lowered to $0.40, and we recognized expense of $57,020 for the three and nine months ended September 30, 2009. There was no change in the number of shares subject to each Option, vesting or other terms. The repricing was implemented to realign the value of the Options with their intended purpose, which is to retain and motivate company employees, officers and directors. Prior to the repricing, many of the Options had exercise prices well above the recent market prices of our common stock on the OTC Bulletin Board.

We granted 910,182 shares of common stock to employees on April 1, 2009, in lieu of cash compensation as a result of the employees taking a reduced salary beginning in November 2008 and continuing throughout 2009. The shares were valued at the closing price of our common stock on April 1, 2009 and resulted in compensation expense of $13,279 and $43,571, respectively, for the three and nine months ended September 30, 2009.

We granted 1,813,500 shares of common stock to consultants and others for services rendered during the nine months ended September 30, 2009, resulting in expense of $270,392. These shares were valued at the closing price of our common stock as the services were performed as required by FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

As of September 30, 2009, there was approximately $621,293 of unrecognized equity-based compensation expense related to option grants that will be recognized over a weighted average period of 1.3 years.

5.  Commitments and Contingencies

Litigation
On December 17, 2007, Robert L. Bishop, who worked with aVinci Media’s (AVI Media) predecessor, Sequoia Media Group, LC, in a limited capacity in 2004 and is a current member of a limited liability company, LifeCinema, LLC, that owns an equity interest in aVinci, filed a legal claim in the Third Judicial District Court for Salt Lake County, State of Utah, alleging a right to unpaid wages and/or commissions (with no amount specified) and company equity.  The Complaint was served on AVI Media on January 7, 2008.  AVI Media timely filed an answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with AVI Media’s capital raising efforts.  AVI Media is defending against Mr. Bishop’s claims and discovery is ongoing.  On April 30, 2009, defendants filed a motion for summary judgment based upon the fact Mr. Bishop did not file suit within the four year statute of limitations applicable to oral contracts (upon which plaintiff is suing), and upon the grounds that no agreement exists because there was no meeting of the minds.  The court deferred ruling on the motion pending Mr. Bishop conducting depositions of company executives.  On June 16, 2009 Mr. Bishop filed an amended complaint which alleges that defendant Chett B. Paulsen is responsible for a portion of the equity Bishop is claiming in the action.  On June 30, 2009 Bishop filed a motion for leave to file a second amended complaint to add claims for fraud and negligent misrepresentation.  Defendants objected to the motion on the ground of failing to state a claim, the “futility doctrine” under Utah law, and failing to timely file the claims.  Defendants filed a second motion for summary judgment on July 28, 2009 on the grounds that Bishop’s action is barred by Utah statute which requires “investment advisor” agreements to be in writing.  The matter has been submitted to the court for oral argument but no date has been set to hear the motion.

Operating Leases
We have operating leases for office space with terms expiring in 2012 and 2013. Future minimum lease payments are approximately as follows:

Years Ending December 31,	Amount

2009	$44,000
2010	257,000
2011	263,000
2012	267,000
2013	136,000

Total	$967,000

On April 1, 2009, we signed an amendment to the operating lease for our primary office space in Draper, Utah. The amendment modified the monthly lease payments and extended the lease expiration date from June 30, 2010 to June 30, 2013.  As a cost saving measure, on or about October 30, 2009, we signed a non-binding letter of intent to sublease a portion of our space to a third party with an option for the third party to sublease the remaining space upon 60 days notice.  Upon execution of a sublease, we intend to move to a subdivided portion of our current facility. We expect costs associated with the sublease to be minimal.

Rental expense under operating leases for the nine months ended September 30, 2009 and 2008 totaled $168,935 and $157,481, respectively.

Purchase Obligations
Under the terms of a consumer products license agreement with ESPN Enterprises, Inc. (ESPN), we guaranteed ESPN minimum royalty amounts in 2009, 2010 and 2011. We began offering ESPN licensed products in June 2009, and we have accrued expenses and made payments towards the minimum amounts due by the end of each calendar year.

In June 2009 we agreed to purchase directors and officers’ liability insurance for a year’s period with the premium to be paid in equal monthly installments over the term of the insurance coverage.

6.  Fair Value

FASB Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB Topic 820 describes three levels of inputs that aVinci uses to measure fair value:

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to observable market data for similar assets and liabilities. However, when certain assets and liabilities are not traded in observable markets aVinci must use other valuation methods to develop a fair value.

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$87,091	$87,091	—	—

7.  Related Party Transactions

Consulting Agreement
During the three and nine months ended September 30, 2008, pursuant to an agreement executed during the year ended December 31, 2007, we recorded expense of $0 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc. (Amerivon), a significant shareholder of the Company. During the three and nine months ended September 30, 2008, we paid Amerivon $0 and $745,000, respectively, for this agreement.

On July 1, 2008 we entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. During the three and nine months ended September 30, 2009, we recorded expense of $3,115 and $6,436, respectively, for consulting services under this new agreement. No payments were made under this agreement during 2009. During the three and nine months ended September 30, 2008, we recorded expense of $683 for consulting services under this new agreement. During the three and nine months ended September 30, 2008, we paid Amerivon $485 for this agreement.

On April 15, 2009 we issued 500,000 shares of common stock to Amerivon for consulting services under a consulting agreement dated March 31, 2009. Under the terms of this agreement, John E. Tyson, a director for the Company, is to serve as aVinci’s Chairman of the Board and the Chairman of aVinci’s Executive Committee.  These shares had a fair value of $35,000 and were expensed immediately.

Series A Convertible Preferred Stock
On April 3, 2009 Amerivon purchased 350,000 shares of Series A convertible preferred stock for $350,000.

On May 22, 2009 John Tyson, our Chairman of the Board, purchased 10,000 shares of Series A convertible preferred stock for $10,000.

Board Compensation
On July 23, 2009, our Board of Directors approved the issuance of 50,000 shares of the Company’s common stock to each non-management director serving on the board for the period June 6, 2008 through June 5, 2009. Consequently Tod M. Turley, John E. Tyson, Stephen P. Griggs, and Jerrell G. Clay each received 50,000 shares of the Company’s common stock. These shares had a total fair value of $68,000 and were expensed immediately.

Option Re-pricing
On July 23, 2009, our Board of Directors authorized, effective August 7, 2009, the re-pricing of certain stock options, previously issued to company employees, officers and members of the Board of Directors pursuant to the Company’s 2008 Incentive Stock Plan at the greater of $0.40 per share and the closing price of our stock on July 28, 2009 (the “Options”). As a result, the exercise price of the Options was lowered to $0.40. There was no change in the number of shares subject to each Option, vesting or other terms. The re-pricing was implemented to realign the value of the Options with their intended purpose, which is to retain and motivate company employees, officers and directors. Prior to the re-pricing, many of the Options had exercise prices well above the recent market prices of our common stock on the OTC Bulletin Board.

As a result of the option re-pricing Stephen P. Griggs and Jerrell G. Clay, former directors, each had 475,000 options re-priced. We recorded a total expense of $46,000 related to the re-pricing of these options.

Distributions
The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $0.06 per unit. During the nine months ended September 30, 2008 we accrued $225,773 for distributions due on the Series B redeemable convertible preferred units held by Amerivon. We paid Amerivon $447,783 for the accrued distributions in June 2008.

Warrants
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

On July 15, 2009, Stephen P. Griggs and Jerrell G. Clay, former directors, each received warrants to purchase up to 200,000 shares of common stock of the Company for $0.30 a share at anytime on or before 10 years from the date of issuance. We recorded a total expense of $77,000 for the issuance of these warrants.

8.  Subsequent Events

As discussed in Note 3 above, we are continuing to raise capital through the offering of Series A convertible preferred stock.  From October 1, 2009 through November 10, 2009, we sold 230,627 shares of Series A convertible preferred stock for cash proceeds of $230,627.

On October 2, 2009 we entered into a $100,000 Promissory Note with John E. Tyson, the Company’s chairman.  The terms of the note are 30 days, bearing simple interest at 24% per annum with a $500 origination fee.  On November 1, 2009, Mr. Tyson agreed to extend the terms of the Promissory Note an additional 30 days.

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

Overview

Through our subsidiary, aVinci Media, LC, we deploy a software technology that employs “Automated Multimedia Object Models,” a patent-pending way of turning consumer captured images, video, and audio into complete digital files in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  We make software technology and package the software in various forms available to mass retailers, specialty retailers, Internet portals and web sites that allow end consumers to use an automated process to create products such as DVD productions, photo books, posters, calendars, and other print media products from consumer photographs, digital pictures, video, and other media. Under our business model, our customers are retailers, online vendors and end customers.  We enable our retail and online customers to sell our products to the end consumer who remain customers of the vendor.  Through 2007, aVinci Media, LC generated revenues through the sales of DVD products created using its technology. During 2008, new photo book and poster product offerings were made available. Currently on websites www.avincistudio.com and www.myESPNhighlights.com, we sell products directly to end customers.  During 2009 we launched myESPN Highlights which gives retailers, photographers, and photo labs the ability to showcase youth sports images in an authentic SportsCenter™ "highlight reel," complete with commentary by ESPN's Karl Ravech. Products include "customizable" SportsCenter branded digital photo products including personalized DVD movies, photo books and posters.  In November 2009 we introduced additional personalized myESPN Highlights trading cards,  8 x 10 memory mates (a print photo product featuring an athlete and team) and fleece blankets.

Currently our products are available at the following retailers: Meijer (approximately 179 stores), Walmart (approximately 3,300 domestic stores), Walgreens (approximately 6,500 stores), and Costco (online at Costco.com). Walgreens officially launched the product line in its stores on June 28, 2009. Our products are also available to other customers and online at www.avincistudio.com.

During June 2009, we launched our newest product offering, myESPN Highlights pursuant to the licensing agreement we entered into with ESPN at the end of 2008.  We made limited myESPN Highlights products available through Walmart stores in June 2009 and also launched a direct to consumer website at www.myESPNhighlights.com.  To distribute and market the product, we created a distribution program to allow sports photographers and other interested parties to register with aVinci as sales associates to carry the myESPN Highlights product line.  Photographers who are currently actively working with sports programs and athletic events provide an opportunity for us to utilize an established industry as a direct sales force.  Sales associates make a commission on any sales they make to end customers.  We continue to actively recruit and register sales associates to sell myESPN Highlight products.

On or about the last week of September, we reached a verbal agreement with Fujicolor to deploy our new archival software that allows customers to save digital files on CD, SD cards or other electronic media to DVD, in Walmart stores. As an advance against site license fees associated with deployment of our archive software, Fujicolor paid us approximately $247,500 in October 2009.  The parties to the agreement intend to memorialize the verbal agreement in a written document that will provide for a three-year term with license fees of approximately $1 million per year starting in 2010.

During October 2009, we memorialized in a written contract our agreement with Walgreens to provide our DVD products for in-store fulfillment in approximately 6,500 domestic Walgreens stores.  Our DVD products have been available in Walgreens stores since June 2009 and Walgreens has produced over 140,000 DVDs from June through October.

Subsequent to the end of the quarter, in November 2009 we introduced a new product offering to commercial photo labs servicing the youth sports market that allows the labs to offer, sell and create print products including trading cards, 8 x 10 prints and posters.  Upon the creation of products, lab customers pay a royalty for products produced.  We have engaged several labs and are in negotiations with several more at the present time.

Because of the success we have had working with ESPN to create personalized products associated with a leading brand, we are engaged in discussions with other leading brands, including ESPN’s parent company Disney, to create similar product lines to leverage personalized association with the brands using our technology.

We currently manufacture DVDs for all end customers in our Draper, Utah facility with the exception of products sold at Meijer and Walgreens where DVDs are created on site at the store where the product is purchased by the end customer. We use the services of local third-party vendors to print DVD covers and inserts, photo books, and posters.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, and equity-based compensation have the greatest potential impact on our Condensed Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

For the first nine months of 2009, revenues increased 123% and operating losses decreased by 40% over the same period in 2008.  For the nine months ended September 30, 2009, we had revenues of $673,728, an operating loss of $4,152,414, a net loss of $4,170,561, and a net loss applicable to common stockholders of $4,858,692. This compares to revenues of $302,351, an operating loss of $6,847,783, a net loss of $6,934,944, and a net loss applicable to common stockholders of $8,136,717 for the same period in 2008.

Revenues.

Total revenues increased $201,132, or 179%, to $313,784 for the three months ended September 30, 2009, as compared to $112,652 for the same period in 2008. The increase in revenue during the three months ended September 30, 2009 over the same period in 2008 is primarily due to sales in Walgreen’s stores as a result of significant marketing efforts surrounding the launch of aVinci products in Walgreen’s stores throughout the United States at the end of the second quarter and the start of the third quarter of 2009. For the nine months ended September 30, 2009, total revenues increased $371,377 or 123% to $673,728 as compared to $302,351 for the same period in 2008. The increase in revenue for the nine months ended is also due to the launch of aVinci products in Walgreen’s stores throughout the United States during the second and third quarters of 2009.

Two customers accounted for a total of 88% of aVinci’s revenues for the three months ended September 30, 2009 (individually 75%, and 13%) compared to four customers accounting for 94% of the revenue for the same period in 2008 (individually 47%, 19%, 15 percent, and 13%). Two customers accounted for a total of 79% of aVinci’s revenues for the nine months ended September 30, 2009 (individually 58%, and 21%) compared to four customers accounting for 93% of aVinci’s revenue for the same period in 2008 (individually 47%, 20%, 15%, and 11%). No other single customer accounted for more than 10% of aVinci’s total revenues for the three and nine months ended September 30, 2009 or the same period in 2008.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold decreased $48,973, or 21%, to $184,327 for the three months ended September 30, 2009, compared to $233,300 for the same period in 2008. The decrease in cost of goods sold is primarily due to $44,000 in cost related to the sale of equipment to a customer during 2008, and to increased sale of products produced in retail stores during 2009 for which our cost of goods sold are minimal. As we continue to replace product sales that we fulfill in our facility with sales of products fulfilled in store, we expect our costs of good sold to continue to decrease because our customers assume the cost of the raw materials and labor used to produce products from us.  For the nine months ended September 30, 2009, cost of goods sold decreased $80,163 or 12% to $586,770 as compared to $666,933 for the same period in 2008. The decrease in cost of goods sold is primarily due to $118,000 in cost related to the sales for equipment sold to a customer during 2008, and a reduction in labor costs of $45,000 associated with product production in our facility during 2009. These decreases were partially offset by increases recognized during the nine months ended September 30, 2009 of $45,000 in expiring license fees, $29,000 in increased retailer fees, and $24,000 in increased postage due to additional sales volume.

For the three and nine months ended September 30, 2009 the majority of cost of goods sold are for costs associated with fulfillment. For the three and nine months ended September 30, 2008, cost of goods sold includes $188,300 and $547,400, respectively, in costs associated with fulfillment; and $45,000 and $119,600, respectively, for the cost of hardware sold to a customer.

Research and Development. Our research and development expense decreased $284,329, or 62%, to $172,663 for the three months ended September 30, 2009, compared to $456,992 for the same period in 2008. The decrease is primarily due to a decrease in the average employee headcount during this period from year to year. Additional research and development resources were needed during the quarter ended September 30, 2008 in preparation for the launching of our products at Costco and Meijer. The decrease in employee headcount accounts for approximately $229,000 of the decrease. Reduced usage of outside resources reduced expenses by approximately $41,000. For the nine months ended September 30, 2009, research and development decreased $833,405, or 58% to $614,117 as compared to $1,447,522, for the same period in 2008. The decease in expenses for the nine month period is also primarily due to the decrease in the average employee headcount from 2008 to 2009 for the same reasons stated above. The decrease in employee headcount accounts for approximately $725,000 of the decrease. Reduced usage of outside resources reduced the nine month research and development expense by $87,000.

Selling and Marketing. Our selling and marketing expense decreased $183,570, or 46%, to $215,284 for the three months ended September 30, 2009 compared to $398,854 for the same period in 2008. For the nine months ended September 30, 2009, selling and marketing decreased $609,187, or 45% to $756,463 compared to $1,365,650, for the same period in 2008. The decreases are primarily due to a decrease in the average employee headcount during these periods from year to year as additional resources were needed in 2008 to help launch our products at various mass retailers. For the three and nine months ended September 30, 2009, the decrease in employee headcount accounts for approximately $114,000 and $384,000, respectively, of the decrease; and the decrease in the use of outside resources accounts for approximately $62,000 and $80,000, respectively, of the decrease from 2008. Finally, for the nine months ended September 30, 2009, marketing expenses decreased by approximately $138,000 as 2008 included increased marketing expense associated with the launch of our products at various mass retailers.

General and Administrative. Our general and administrative expense increased $89,089, or 8%, to $1,176,016 for the three months ended September 30, 2009, compared to $1,086,927 for the same period in 2008. The increase is primarily due to the increase in stock-based compensation expense of $269,000. The majority of this increase was due to the recognition of the remaining option expense for options granted to two former directors due to the acceleration of vesting upon their resignation in July 2009, and additional stock-based compensation resulting from the repricing of the majority of our options in August 2009 (see Note 4 above). General and administrative expenses also increased by approximately $218,000 due to the issuance of stock and warrants for outside services including stock granted to non-employee directors for their past year’s service. These increases were offset by decreases in salaries of $155,000 and benefits of $46,000 due to reduced overall headcount and reduced employee benefits. Other general and administrative expenses decreased including reductions in investor related expenses of $55,000 due to increased activity in 2008 following the reverse merger in June 2008, and reduced insurance expense of $49,000 due to the purchase of “run-off” directors and officers’ liability insurance after the reverse merger transaction. Finally, legal and accounting fees decreased by $29,000 from 2008 to 2009 due to higher fees in 2008 associated with the reverse merger transaction.

For the nine months ended September 30, 2009, general and administrative expenses decreased $801,237, or 22% to $2,868,792 compared to $3,670,029, for the same period in 2008. The decrease is primarily due to a decrease of $375,000 in consulting and outside services.  The revised consulting agreement with Amerivon resulted in a decrease to general and administrative expense of approximately $745,000.  This decrease was offset by an increase in 2009 of other consulting and outside services. Employee benefits decreased by $199,000 due to a decrease in overall headcount from year to year, and reduced employee benefits. Insurance expense decreased by $127,000 from 2008 to 2009, due to the payment of “run-off” directors and officers liability insurance as described above. Finally, travel expenses decreased by $72,000 from 2008 to 2009 due to the reduction in overall average employee headcount and travel related expenses.

Interest Expense. Our interest expense decreased $5,144, or 50%, to $5,209 for the three months ended September 30, 2009, compared to $10,353 for the same period in 2008. For the nine months ended September 30, 2009, interest expense decreased $118,803, or 87% to $17,662 compared to $136,465, for the same period in 2008. In connection with the Agreement and Plan of Merger, aVinci Media, LC entered into a Loan and Security Agreement and Secured Note with Secure Alliance Holdings (“SAH”) on December 6, 2007 in order to ensure adequate funds through the merger closing date. The agreement provided for SAH to loan a total of up to $2.5 million to aVinci Media, LC through the merger closing date. A total of $1 million was received under the Secured Note as of December 31, 2007. An additional $1,500,000 was advanced during the three months ended March 31, 2008. The amounts advanced under the Secured Note were secured by all assets of aVinci Media, LC, accrued interest at 10% per annum and principal and interest were due and payable on December 31, 2008. In connection with the merger on June 6, 2008, the balance of notes payable of $2.5 million and the related accrued interest of approximately $104,000 were eliminated.

Income Tax Expense. For the three and nine months ended September 30, 2009 and 2008, no provisions for income taxes were required. Prior to June 6, 2008, aVinci Media LC was a flow-through entity for income tax purposes and did not incur income tax liabilities.

At September 30, 2009, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded because there is significant uncertainty as the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Deemed Dividend on Series A Convertible Preferred Stock. Deemed dividends of $105,928 and $688,131 were recorded for the three and nine months ended September 30, 2009, respectively, as a result of a beneficial conversion feature on the Series A convertible preferred shares.  The beneficial conversions were calculated as the difference between the proceeds received from the sale of the Series A convertible preferred stock and the fair value of the underlying common stock into which the preferred shares are convertible. These were recorded as preferential dividends, thus increasing the loss applicable to common stockholders.

Deemed Distribution on Series B Redeemable Convertible Preferred Units. aVinci recorded a deemed distribution of $976,000 for the nine months ended September 30, 2008, to reflect the issuance of 1,525,000 common units that were issued in order to induce conversion of the Series B preferred units to common units immediately preceeding the reverse merger. The inducement units were recorded as a deemed distribution, thus increasing the loss applicable to common stockholders.

Distributions on Series B Redeemable Convertible Preferred Units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. The distributions on Series B redeemable convertible preferred units decreased $225,773, or 100%, to $0 for the nine months ended September 30, 2009, compared to $225,773 for the same period in 2008. The change is due to the distribution accrual beginning in May 2007, and ending (due to the reverse merger) in June 2008.

Balance Sheet Items.

The following were changes in our balance sheet accounts.

Cash. Cash decreased $1,064,917, or 99%, to $6,136 at September 30, 2009, from $1,071,053 at December 31, 2008. The decrease is due to continued cash operating deficits. We did receive $1,202,627 during the nine months ended September 30, 2009 as a result of the issuance of the Series A convertible preferred shares (see Note 3 above) to help cover the operating deficit.

Accounts receivable. Accounts receivable increased $113,831, or 44%, to $375,423 at September 30, 2009 from $261,592 at December 31, 2008. The increase is primarily due to invoicing Fujicolor $247,500 for an advance against site license fees associated with deployment of our archive software.

Prepaid Expenses. Prepaid expenses decreased $152,740, or 66%, to $80,305 at September 30, 2009 from $233,045 at December 31, 2008. The decrease is due to several factors including recognizing expiring and other music license fees of $66,000, recognizing prepaid directors and officers insurance of $37,000, recognizing prepaid conference fees of $24,000, recognizing prepaid medical benefits of $22,000, recognizing prepaid investor relations expenses of $17,000 and recognizing prepaid rent of $7,000.  These decreases were partially offset by an increase in prepaid legal fees of $18,000.

Deferred Costs. Deferred costs decreased $127,100, or 88%, to $16,844 at September 30, 2009, from $143,944 at December 31, 2008. The decrease is due to Qualex cancelling its contract with us in December 2008. As a result of the cancelled contract, Qualex returned equipment to us and we discontinued recognizing the related deferred costs and deferred revenue over the life of the original contract.

Property and Equipment, net. Property and equipment decreased $309,176, or 50%, to $313,509 at September 30, 2009, from $622,685 at December 31, 2008. The decrease is due to depreciation expense of $308,000.

Deferred Revenue. Deferred revenue increased $172,470, or 50%, to $517,044 at September 30, 2009, from $344,574 at December 31, 2008. The increase is a result of increased sales contracts for which all of the criteria for revenue recognition were not yet complete at September 30, 2009. The increase was partially offset due to Qualex cancelling its contract with us when they ceased all operations in December 2008. As a result of the cancelled contract, Qualex returned equipment to us and we discontinued recognizing the related deferred costs and deferred revenue over the life of the original contract.

Liquidity and Capital Resources

	Unaudited
	Nine Months Ended
	September 30,
Statements of Cash Flows	2009	2008

Cash Flows from Operating Activities	$(2,167,201)	$(6,372,069)
Cash Flows from Investing Activities	9,317	(71,241)
Cash Flows from Financing Activities	1,092,967	8,429,834
Increase (Decrease) in cash and cash equivalents	(1,064,917)	1,986,524

Operating Activities. For the nine months ended September 30, 2009, net cash used in operating activities was $(2,167,201) compared to $(6,372,069) for the same period in 2008. The changes were due to higher operating expenses for the nine months ended September 30, 2008 for the pursuit of new customers and development of additional delivery methods for software technology which required substantial additional human, equipment and other resources.

Investing Activities. For the nine months ended September 30, 2009, aVinci’s cash flows provided by investing activities was $9,317 compared to cash used of $(71,241) for the same period in 2008. The change was due to purchasing less property and equipment in the nine months ended September 30, 2009 than in the same period in 2008, and due to proceeds received from the sale of marketable securities, at a realized loss, in 2009.

Financing Activities. For the nine months ended September 30, 2009, financing activities provided $1,092,967 of cash compared to providing $8,429,834 for the same period in 2008. During the nine months ended September 30, 2009, we received $1,202,627 from the sale of Series A convertible preferred stock and we used $109,660 for principal payments under capital lease obligations. During the nine months ended September 30, 2008, aVinci received approximately $7.1 million in cash as a result of the reverse merger; and $1.5 million from SAH in anticipation of closing the Merger Agreement. During this period, aVinci received $460,625 from Amerivon as they exercised a portion of their warrants to purchase additional common units, used $(534,024) for payment of accrued distributions, and used $(91,879) for principal payments under capital obligations.

As discussed in Note 3 above, in March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million in two phases, $750,000 from April to June 2009 and an additional $750,000 by the end of December 2009.  The investment is in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of September 30, 2009, we had received proceeds of $1,202,627 from the sale of 1,202,627 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of September 30, 2009 are $32,356.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  As of September 30, 2009, we have negative working capital of $262,233 compared with a working capital surplus of $1,177,103 at December 31, 2008. We are continuing to work to obtain new customers and to increase revenues from existing customers. We contemplate raising additional outside capital within the next 12 months to help fund current growth plans (see Note 3 above).   We have reduced monthly expenses throughout 2009 and raised approximately $1.2 million of a planned $1.5 million capital raise from outside sources from April 2009 through November 10, 2009.  We intend to raise an additional $300,000 under our current capital raise, and an additional $500,000 round for next year. With the outside capital and with increased revenues from new and existing customers, we believe we will be able to fund operations through 2010 based on our current plans and projections.  In the event we are not able to meet our revenue projections through the end of 2009 and 2010, we may be required to raise additional capital and further reduce operating expenses.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our aggressive growth plans.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital or debt financing.  If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our common stock or common stock equivalents, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2009.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Topic 815, “Derivatives and Hedging.” Topic 815 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Topic 815 was effective beginning in the first quarter of fiscal 2009. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued Topic 805, “Business Combinations,” and Topic 810, “Consolidation.” Topic 805 changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. Topic 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. Topic 805 and Topic 810 were effective for us beginning in the first quarter of fiscal 2009. The adoption of Topic 805 and Topic 810 had no effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued three new standards, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third standard to require disclosures of fair values of certain financial instruments in interim financial statements.

Topic 820, “Fair Value Measurements and Disclosures,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

Topic 320, “Investments - Debt and Equity Securities,” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This standard also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

Topic 825, “Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The provisions of these three standards were effective for us beginning the second quarter of 2009. The adoption of these three standards did not have a material effect on our consolidated financial position or results of operations.

In May 2009, the FASB issued Topic 855, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. Topic 855 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this standard during the second quarter of 2009. Topic 855 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on November 10, 2009.

In June 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

In June 2009, the FASB issued a new accounting standard, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We believe that the future requirements of this standard will not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We are currently evaluating the impact FASB ASU 09-13 will have on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (FASB ASU 09-14), “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. FASB ASU 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. We are currently evaluating the impact FASB ASU 09-14 will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that is material to investors.

Contractual Obligations and Commitments

The following table sets forth certain contractual obligations as of September 30, 2009 in summary form:

		Less			More
		than 1	1-3	4-5	than 5
Description	Total	Year	years	years	years
Capital lease obligations	$134,560	129,529	5,031	-	-
Operating lease obligations	967,456	236,780	528,158	202,518	-
Purchase obligations	139,454	74,454	65,000	-	-
Totals	$1,241,470	440,763	598,189	202,518	-

As a cost saving measure, on or about October 30, 2009, we signed a non-binding letter of intent to sublease a portion of our space to a third party with an option for the third party to sublease the remaining space upon 60 days notice.  Upon execution of a sublease, we intend to move to a subdivided portion of our current facility. We expect costs associated with the sublease to be minimal.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings, other than the litigation referenced below.

On December 17, 2007, Robert L. Bishop, who worked with aVinci Media’s (AVI Media) predecessor, Sequoia Media Group, LC, in a limited capacity in 2004 and is a current member of a limited liability company, LifeCinema, LLC, that owns an equity interest in aVinci, filed a legal claim in the Third Judicial District Court for Salt Lake County, State of Utah, alleging a right to unpaid wages and/or commissions (with no amount specified) and company equity.  The Complaint was served on AVI Media on January 7, 2008.  AVI Media timely filed an answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with AVI Media’s capital raising efforts.  AVI Media is defending against Mr. Bishop’s claims and discovery is ongoing.  On April 30, 2009, defendants filed a motion for summary judgment based upon the fact Mr. Bishop did not file suit within the four year statute of limitations applicable to oral contracts (upon which plaintiff is suing), and upon the grounds that no agreement exists because there was no meeting of the minds.  The court deferred ruling on the motion pending Mr. Bishop conducting depositions of company executives.  On June 16, 2009 Mr. Bishop filed an amended complaint which alleges that defendant Chett B. Paulsen is responsible for a portion of the equity Bishop is claiming in the action.  On June 30, 2009 Bishop filed a motion for leave to file a second amended complaint to add claims for fraud and negligent misrepresentation.  Defendants objected to the motion on the ground of failing to state a claim, the “futility doctrine” under Utah law, and failing to timely file the claims.  Defendants filed a second motion for summary judgment on July 28, 2009 on the grounds that Bishop’s action is barred by Utah statute which requires “investment advisor” agreements to be in writing.  The matter has been submitted to the court for oral argument but no date has been set to hear the motion.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10-K as filed with the SEC on March 31, 2009.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued and sold 1,202,627 shares of its Series A Convertible Preferred Stock, $0.01 per share par value, with a stated value of $1.00 per share with five-year warrants to purchase 1,503,283 shares of the Company’s common stock at an exercise price of $0.25 per share to accredited investors.  The Company received $1,202,627 as consideration for the Series A Convertible Preferred Stock and the accompanying warrants.  The Series A Convertible Preferred Stock will carry a cumulative dividend at an annual rate of 8%.  The issuance and sale of these securities took place in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  The Series A Convertible Preferred Stock is convertible into the Company’s common stock at $0.20 per share or 6,013,135 shares.  The proceeds from the sale of the Series A Convertible Preferred Stock have been used to fund ongoing operations.

On July 15, 2009, Stephen P. Griggs and Jerrell G. Clay, former directors, each received warrants to purchase up to 200,000 shares of common stock of the Company for $0.30 a share at anytime on or before 10 years from the date of issuance. We recorded a total expense of $77,000 for the issuance of these warrants.

On July 23, 2009, our Board of Directors approved the issuance of 50,000 shares of the Company’s common stock to each non-management director serving on the board for the period June 6, 2008 through June 5, 2009. Consequently Tod M. Turley, John E. Tyson, Stephen P. Griggs, and Jerrell G. Clay each received 50,000 shares of the Company’s common stock. These shares had a total fair value of $68,000 and were expensed immediately.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                      EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

3.3	Certificate of Designation of Series A Convertible Preferred Stock
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

aVinci Media Corporation

Date: November 10, 2009	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
Principal Executive Officer

Date: November 10, 2009	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer