Form 10-K
period 2009-12-31
aVINCI MEDIA CORP
filed 2010-03-31
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing price of such common stock as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $5,683,997.

As of March 26, 2010, there were 51,512,227 shares of the Company’s common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

aVinci Media Corporation (aVinci, the Company, we, our) (formerly known as Secure Alliance Holdings Corporation) is a Delaware corporation.  Between October 2, 2006 and June 6, 2008, we were a shell public company and conducted no business activities other than seeking appropriate merger acquisition candidates.  In June 2008, these efforts led to the acquisition of Sequoia Media Group, LC by way of a reverse merger.  Sequoia Media Group, LC changed its name to aVinci in July 2008 following the reverse merger.  aVinci (referred collectively with aVinci Media Corporation as “aVinci”), is a Utah limited liability company originally organized on March 28, 2003 under the name Life Dimensions, LC.

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

General Business Developments

We have developed and deployed a proprietary technology that employs “Automated Multimedia Object Models,” our patent-pending way of turning consumer captured images, video, and audio into complete digital productions in the form of full-motion movies, DVD’s, photo books, posters and streaming media files.  We filed our first provisional patent in early 2004 for patent protection on various aspects of our technology with a full filing occurring in early 2005, and we have filed several patents since that time as part of our intellectual property strategy. All of our patent applications are pending and have not, as yet, been granted. Our technology carries the brand names of “aVinci” and “aVinci Experience.”

Since inception we have continued to develop and refine our technology to be able to provide higher quality products through a variety of distribution models including in-store kiosks, retail kits, and online downloads.  Our business strategy has been to develop a product solution that provides users with professionally created templates to automatically create personalized products by simply adding user images.  We currently distribute our products through Walmart, Walgreens, Costco.com, Meijer Stores, and online through various partner sites and our own sites.

During 2009, we launched myESPN Highlights products, under license from ESPN, which includes posters, DVDs, photobooks, and other personal image products bearing “myESPN Highlights” branding.  We offer these ESPN products directly to customers, through some of our retail partners, and through independent labs and professional photographers.  We generated sales from our myESPN Highlights initiative during 2009 and continue to pursue additional outlets and marketing strategies to increase market awareness.

As part of a new marketing initiative, we developed an online poster maker that we offer for free to generate interest in print and DVD products and customer leads.  During a one week period before Christmas in 2009, we created over 10,000 free online posters in our first attempt to prove the viability of our viral poster maker concept.  Based upon the success of the myESPN Highlights campaign, we continue to refine our online poster offering and will be offering the product to other markets.

During 2009 we made our myESPN Highlights products available through independent photo labs and professional photographers.  Under this independent distributor model, labs can sign up with us to offer myESPN Highlight products directly to their customers and be provided with the right to create print products such as small prints, posters, and trading cards.  Several labs have included myESPN Highlights products on their marketing materials circulated to youth sports organizations and schools.  Professional photographers can also sign up with us to offer myEPSN Highlights products to their customers and receive a commission on all sales.  We have registered more than 80 photographers to carry myESPN Highlights to date.

We first deployed our technology to create our premium production DVDs in retail stores in 2007 with Meijer and believe in-store DVD creation represents a growing opportunity to generate revenues.  We, seeing a need for an in-store archival DVD product in addition to our premium DVD product offering, developed archival DVD creation software to fill the need.   The archive product offering can be deployed on existing kiosks and photo lab equipment to allow the retailer to create DVD products in-store.  Under this model, we place the product builder in the retail stores and the product creation and fulfillment happens in the store.  The retailer supplies the raw materials and the labor to build the DVD products.

In November 2008, we delivered our premium and archival DVD product creation software for deployment by Walgreens in domestic stores on kiosks located in the photo department.  By June 2009, our products were available in over 6,000 Walgreens locations.  Under our agreement with Walgreens, we generate revenues on each DVD product created in Walgreens using our software.

In addition to revenues generated from ongoing Walgreens and Walmart sales and license fees, we continue to generate revenue from existing customers including Meijer, Costco.com, independent online distributors, and our direct online offering.  We continue to build our customer base and distribution model to avoid being dependent on any single customer.

Our competitors are offering DVD products similar to ours and new offerings continue to be introduced.  Most competitors are focused more intently on personalize print products than on DVDs which allows us to keep ahead of the competition in DVD production.  With our moving more aggressively into print products such as posters, we believe our business will become more competitive with photo industry companies.  We intend to continue to try to differentiate ourselves from competitors by offering a higher quality product which has enabled us to land and keep mass retail customers in the face of new product offerings by competitors.  We also intend to continue to differentiate ourselves through our brand name partnering strategy with entities such as ESPN.

We spent approximately $0.8 million, and $1.7 million for the years ended December 31, 2009, and 2008, respectively, on research and development. The majority of these costs are salary costs for those involved in research and development activities associated with introducing our new archive software product and our new myESPN Highlights branded products.

During 2009, we significantly reduced our operating expenses by reducing staff, subleasing a substantial portion of our business office in Draper, Utah, and generally reducing monthly expenses.  The full benefit of the sublease will not occur until June 2010 after the initial subsidized rent period expires in May 2010. As a result, we currently employ eight full-time employees and six part-time employees and occupy approximately 5,000 square feet in our business office.  Additionally, we have reached the end of our financing period for certain furniture, fixtures, and equipment which helps further reduce operating expenses.   The majority of the existing employees and all executive management agreed to salary reductions during February 2010 to help reduce operating expenses.  Executive reductions ranged from ten to fifty percent of then-current salaries.

At the beginning of 2010, we entered into a financing agreement with two current shareholders to provide $350,000 in operating capital.  The $350,000 was provided under a convertible secured promissory note bearing interest at 8% per annum.  The note is convertible into senior preferred stock of the Company at any time during the term of the note (set at 2 years) at an equivalent stock price of $0.06 per share.  Additionally the note holders were provided warrants, having a five year term, to purchase additional shares of common stock at $0.075 per share, all as disclosed in our 8-K filing of January 8, 2010.  We anticipate needing to raise additional capital on the same or similar terms during the second quarter of 2010 to continue operations at our present level.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional $742,500 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

Financial Information about Operating Segments

We conduct business within one operating segment in the United States.  From 2004 through 2007, we generated revenues (except for a few thousand dollars) with one customer, and as of December 31, 2009 we were generating revenues from three mass retail customers, more than 80 independent distributors, and directly through online sites including www.avincistudio.com and myESPNhighlights.com.  Our long-lived assets are located in the United States.

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

Generally all of our products require the end consumer to simply supply digital images.  We supply preformatted templates for an occasion, event, or style such as a wedding, birthday, or activity that fits a particular style.  A template for a DVD generally includes six to eight different scenes that incorporate background images related to that particular template theme.  Each scene is built around four to ten digital image frames, or placeholders, where user supplied images are placed to have the appearance of being part of the themed contextual images we supply to support the template theme.  We utilize a technique called “layering,” (which is the subject of our patent) to stitch together our supplied images with the user-supplied images to produce a themed DVD movie.  Scenes may involve panning over the user images as though they are photographs sitting on a table, or having user images appear in frames sitting on a mantle as the camera angle appears to change and move around the mantle piece, to describe a few of the hundreds of scene effects we utilize.  Each template also provides a pre-designated position and font for a unique title, and in some instances subtitle and other text, to be added by the end consumer.  The scenes are assembled in an order to give the production a feeling of telling a story.  Each template also comes with a default sound track selected to match the template theme.  In some applications of our software, the consumer can select from one of several music selections fitted to the selected theme.  All of the images and music we supply with the themed templates are owned by us or have been fully licensed from the owners of the rights.

Two customers accounted for a total of 81 percent of our revenues for the year ended December 31, 2009 (individually 63 percent and 18 percent) compared to five customers accounting for 93 percent of the revenue for the same period in 2008 (individually 34 percent, 20 percent, 18 percent, 11 percent and 10 percent). No other single customer accounted for more than 10 percent of our total revenues for the years ended December 31, 2009 or 2008.  In addition to our current customers, we continue to actively negotiate agreements and relationships with other mass and specialty retailers and other vending partners.

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

We believe our patent-pending production technology which automates the creation of multiple photo products utilizing the same images without further customer input, along with our proprietary storyboards incorporating licensed content such as popular music and animation and professional transitions gives us an advantage over our competitors.  We believe our use of licensed content gives us an additional advantage over our competitors who are still incorporating unlicensed music and other content into their products in that we have established good relationships in the music and film industry and may be able to offer popular titles our competitors cannot.

Common to software tools are their lack of automation.  The user spends a vast amount of time mastering software to produce the same sort of automated results that can otherwise be accomplished very quickly with our products.  A software user must first import media, organize it, choose timing and effects, edit music to length then render the production.  The rendered production must then be committed to DVD where the user has to then design a DVD interface before burning to DVD to have any navigation capabilities.

Seasonality

Historically our revenues have been seasonal with the majority of revenue coming in the fourth quarter due to higher consumer spending during the holidays.

Available Information

We file annual reports, quarterly reports, current reports, and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). Copies of our reports and other information filed with the SEC are available for inspection at the offices of the SEC’s Public Reference Room, 100 F Street NE, Washington, D.C. 20549. The SEC may be contacted at 1-800-SEC-0330 for further information. The SEC maintains an Internet site at www.sec.gov where SEC filings can be obtained. We also make available on our corporate website at www.avincimedia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We currently lease approximately 13,000 square feet of office space at 11781 Lone Peak Parkway, Suite 270, Draper, Utah 84020, of which approximately 8,000 is currently subleased to Public Engines Corporation as of December 2009.  Public Engines holds an option right to occupy the balance of the space upon certain notice requirements, sufficient to allow us to relocate.  In conjunction with lease concessions offered by the landlord during 2009 to greatly reduce our rent, the current term was extended three years through June 30, 2012.  Public Engines’ sublease runs through the end of the new lease term and we believe the subtenant has the financial ability to make lease payments through the entire term.  With our staff reductions in recent years and our continuing efforts to redirect product fulfillment to retail outlets and vending partners, we can operate effectively with reduced space.  We have a good relationship with the landlord and the our subtenant.  We conduct our corporate, development, sales, and certain manufacturing operations out of our Draper office.  Our main telephone number is (801) 495-5700 and our facsimile number (801) 495-5701.  We maintain a corporate web site at www.avincimedia.com and selling web sites at www.avincistudio.com and www.myespnhighlights.com.  We lease space in a computer hardware collocation facility in Salt Lake City and have a good relationship with the landlord.

ITEM 3. LEGAL PROCEEDINGS.

On December 17, 2007, Robert L. Bishop, who worked with aVinci in a limited capacity in 2004 and is a current member of a limited liability company, LifeCinema, LLC, that owns an equity interest in aVinci, filed a legal claim in the Third Judicial District Court for Salt Lake County, State of Utah, alleging a right to unpaid wages and/or commissions (with no amount specified) and company equity.  The Complaint was served on aVinci on January 7, 2008.  aVinci timely filed an answer denying Mr. Bishop’s claims and counterclaiming interference by Mr. Bishop with aVinci’s capital raising efforts.  Discovery in the case is ongoing and aVinci intends to vigorously defend against Mr. Bishop’s claims and pursue aVinci’s counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

From February 1998 to March 25, 2003, our common stock traded on the NASDAQ stock market under the symbol “ATMS.”  From March 26, 2003 to June 18, 2007, our common stock traded over-the-counter on the OTC Pink Sheets under the symbol “ATMS.”   From June 19, 2007 to June 8, 2008 our common stock traded over-the-counter on the OTC Pink Sheets under the symbol “SAHC.PK.”  From June 9, 2008 to April 30, 2009, our post-merger, post reverse split trading symbol on the OTC Pink Sheets was “AVMC.PK.”  Beginning May 1, 2009, our common stock trades on the OTC Bulletin Board under the symbol “AVMC.” The following table sets forth the quarterly high and low bid information for our common stock for the two-year period ended December 31, 2009:

	High Bid	Low Bid
Year Ended December 31, 2008

First Quarter	$1.36	$1.06
Second Quarter	2.25	0.60
Third Quarter	1.34	0.81
Fourth Quarter	1.05	0.07

Year Ended December 31, 2009

First Quarter	$0.25	$0.06
Second Quarter	0.51	0.06
Third Quarter	0.35	0.10
Fourth Quarter	0.17	0.02

The market price of our common stock, like that of other thinly traded companies and technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 26, 2010 there were 51,512,227 shares of common stock outstanding and approximately 1,042 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701; telephone (727) 289-0010.

Dividend Policy

Except for the $2,000,000 Dividend that we paid to our stockholders of record as of April 16, 2008, we have not paid any cash dividends on our common stock to date and do not anticipate we will pay dividends on common stock in the foreseeable future. The payment of dividends in the future will be contingent upon revenues and earnings, if any, capital requirements, and our general financial condition. The payment of any dividends will be within the discretion of the then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the business operations. Accordingly, the Board does not anticipate declaring any dividends in the foreseeable future on common stock.  We raised approximately $1.2 million through a private equity round of capital in 2009.  For the capital, investors received Series A convertible preferred shares which have an 8% per annum cumulative dividend to be paid when declared by the Board.  We do not anticipate declaring payment of the preferred dividend until we have significant consistent positive cash flows from operations.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they: (i) discuss our future expectations; (ii) contain projections of our future results of operations or of our financial condition; and (iii) state other “forward-looking” information

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report.

Overview

Because sales through retail and online outlets have been lower than anticipated, we have experienced negative cash flows from operations which impacts liquidity.  In an effort to continue operations at a meaningful level, we took action through 2009 to raise approximately $1.2 million in additional outside capital, to reduce staff and salaries of remaining staff, and to reduce monthly lease and other operating expenses. Because we continue to experience negative cash flows from operations each month, additional outside investment is needed to continue operations at the present level.  We are also actively working to secure additional contracts and commitments from customers, both existing and potential and to further reduce monthly expenses to help generate positive cash flows from operations.  Our executives voluntarily took salary reductions in 2009 and in the first quarter of 2010 of between 10% and 50% to help ease our cash outflow.  We believe that with our current customer agreements and operations we can make necessary changes to continue operations into the future; although, we can provide no assurance we will be successful in our efforts.   Our material activities during 2009 are outlined below.

During 2009, we launched myESPN Highlights products, under license from ESPN, which includes posters, DVDs, photobooks, and other personal image products bearing “myESPN Highlights” branding.  We offer these ESPN products directly to customers, through some of our retail partners, and through independent labs and professional photographers.  We generated sales from our myESPN Highlights initiative during 2009 and continue to pursue additional outlets and marketing strategies to increase market awareness.

As part of a new marketing initiative, we developed an online poster maker that we offer for free to generate interest in print and DVD products and customer leads.  During a one week period before Christmas in 2009, we created over 10,000 free online posters in our first attempt to prove the viability of our viral poster maker concept.  Based upon the success of the myESPN Highlights campaign, we continue to refine our online poster offering and will be offering the product to other markets.  Online poster initiatives for both myESPN Highlights and other potential brands are anticipated to be launched during the second quarter of 2010.

During 2009 we made our myESPN Highlights products available through independent photo labs and professional photographers.  Under this independent distributor model, labs can sign up with us to offer myESPN Highlight products directly to their customers and be provided with the right to create print products such small prints, posters, and trading cards.  Several labs have included myESPN Highlights products on their marketing materials circulated to youth sports organizations and schools.  Professional photographers can also sign up with us to offer myEPSN Highlights products to their customers and receive a commission on all sales.  We have registered more than 80 photographers to carry myESPN Highlights to date.

We first deployed our technology to create our premium production DVDs in retail stores in 2007 with Meijer and believes in-store DVD creation represents a growing opportunity to generate revenues.  We, seeing a need for an in-store archival DVD product in addition to our premium DVD product offering, developed archival DVD creation software to fill the need.   The archive product offering can be deployed on existing kiosks and photo lab equipment to allow the retailer to create DVD products in-store.  Under this model, we place the product builder in the retail stores and the product creation and fulfillment happens in the store.  The retailer supplies the raw materials and the labor to build the DVD products.

In November 2008, we delivered our premium and archival DVD product creation software for deployment by Walgreens in domestic stores on kiosks located in the photo department.  By June 2009, our products were available in over 6,000 Walgreens locations.  Under our agreement with Walgreens, we generate revenues on each DVD product created in Walgreens using our software.  Additional product titles are anticipated to be released in Walgreens during the second quarter of 2010.

In addition to revenues generated from ongoing Walgreens and Walmart sales and license fees, we continue to generate revenue from existing customers including Meijer, Costco.com, independent online distributors, and our direct online offering.  We continue to build our customer base and distribution model to avoid being dependent on any single customer.

Our competitors are offering DVD products similar to ours and new offerings continue to be introduced.  Most competitors are focused more intently on personalize print products than on DVDs which allows us to keep ahead of the competition in DVD production.  With our moving more aggressively into print products such as posters, our business will become more competitive with photo industry companies.  We intend to continue to try to differentiate ourselves from competitors by offering a higher quality product which has enabled us to land and keep mass retail customers in the face of new product offerings by competitors.  We also intend to continue to differentiate ourselves through our brand name partnering strategy with entities such as ESPN.

At the beginning of 2010, we entered into a financing agreement with two current shareholders to provide $350,000 in operating capital.  The $350,000 was provided under a convertible secured promissory note bearing interest at 8% per annum.  The note is convertible into senior preferred stock of the Company at any time during the term of the note (set at 2 years) at an equivalent stock price of $0.06 per share.  Additionally the note holders were provided warrants, having a five year term, to purchase additional shares of common stock at $0.075 per share, all as disclosed in aVinci’s 8-K filing of January 8, 2010.  We anticipate needing to raise additional capital on the same or similar terms during the second quarter of 2010 to continue operations at our present level.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional $742,500 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

Currently our products are available at the following retailers: Meijer (approximately 179 stores), Walmart (approximately 3,300 domestic stores), Walgreens (approximately 6,500 stores), and Costco (online at Costco.com). Walgreens officially launched the product line in its stores on June 28, 2009. Our products are also available to other customers and online at www.avincistudio.com and www.myespnhighlights.com.

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

As we expand our product offerings through additional customers, we believe our business and revenues will be subject to seasonal fluctuations prevalent in the photo industry. A substantial portion of our revenues (estimated at 30-40%) will likely occur during the holiday season in the fourth quarter of the calendar year. We expect to experience lower net revenues during the first, second and third quarters than we experiences in the fourth quarter. This trend follows the typical photo and retail industry patterns.

Cost of Revenues. Our cost of revenues consist of direct materials including DVDs, DVD cases, picture sheet inserts, third-party printing, assembly and packaging costs, payroll and related expenses for direct labor, shipping charges, packaging supplies, distribution and fulfillment activities, rent for production facilities and depreciation of production equipment. Cost of revenues also includes payroll and related expenses for personnel engaged in customer service. In addition, cost of revenues includes any third-party software or licensed patents, music license royalty fees, and non-employee sales commissions.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses.  Research and development expense consists of personnel and related costs for employees and contractors engaged in the development and ongoing maintenance of our deployment of our products or various delivery platforms including online, web and shrinkwrap deployments. Research and development expense also includes co-location and bandwidth costs. Sales and marketing expense consists of costs incurred for marketing programs and personnel and related expenses for our customer acquisition, product marketing, business development and public relations activities.

General and administrative expense includes general corporate costs, including rent for the corporate offices, insurance, depreciation on non-production equipment, and legal and accounting fees. In addition, general and administrative expense includes personnel expenses of employees involved in executive, finance, accounting, human resources, information technology and legal roles. Third-party payment processor and credit card fees are also included in general and administrative expense. We also anticipate continuing costs associated with public reporting requirements and compliance with the Sarbanes-Oxley Act of 2002, as well as costs such as investor relations and higher insurance premiums.

Interest Expense. Interest expense consists of interest costs recognized under capital lease obligations and for borrowed money.

Income Taxes. Prior to the Merger, we were a limited liability company and not subject to entity taxation. Going forward, we anticipate making provision for income taxes depending on the statutory rate in the countries where we sell products. Historically, we have only been subject to taxation in the United States. If we continue to sell products to customers located within the United States, we anticipate that our long-term future effective tax rate will be between 38% and 45%, without taking into account the use of any of the net operating loss carry forwards. However, we anticipate that in the future we may further expand our sales of products to customers located outside of the United States, in which case it would become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate could fluctuate accordingly.

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

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, and stock-based compensation have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition and Deferred Revenue

Integrated Kiosk Revenue Contracts.  Under the kiosk revenue model, we integrate our technology with a kiosk provided by a third party.  The kiosk is placed in retail stores where the end consumers utilize the kiosk to load their digital images and make a variety of products.  Under this revenue model, we enter into agreements with the retail stores.  The agreements provide for the grant of a software license, installation of the software on the customer’s kiosks, training, post-contract support (PCS), and order fulfillment.  As compensation, the agreements provide for us to receive payment on a per unit basis for each order fulfilled. These contracts involve a significant software component and include contingent usage-based fees.

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

During 2009 we entered into an agreement whereby we received an upfront fee and monthly licensing fee for providing our archive DVD creation software for inclusion on kiosks with DVD fulfillment occurring in stores.  Revenue is recognized when earned under this agreement.

Retail Kit Revenue.   We have developed a retail kit product that retailers and vendors can stock on their retail store shelves.   The retail kit consists of a small box containing a CD of a simplified version of our software and a product code.  The end consumer pays for the product at the store and can then load the CD onto their personal computer and use the software and their personal digital images to create movies, photo books, and streaming media files.  Once complete, the software assists the customer in uploading the file for remote fulfillment.  Based upon sales experience, we are discontinuing this product line.  Because the sale of retail kits does not include PCS, revenue from the sale of the retail kits to the retail store is deferred until the fulfillment services have been provided and the completed product has been shipped to the consumer or until our obligation to provide fulfillment has expired due to the passage of time.

Revenue from Third Party Internet Sites.   We currently provide a simplified version of our software to certain third party Internet sites that allow a customer to download the software from the third party Internet site.  The software loads and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, taking the consumer’s credit card information to process the payment transaction for products ordered via a secure Internet transaction, and uploading the order for remote fulfillment.  Based upon sales experience, we intend to discontinue this distribution model and transition these sites to our model where the third party simply links into our corporate sales site.  If we provide the fulfillment services, revenue is deferred until the order has been fulfilled and shipped to the consumer.  If the fulfillment services are provided by another supplier, revenue is recognized at the time the credit card transaction is completed.  There is no additional fee for the fulfillment. Sales from third party Internet sites do not include PCS.

Revenue from Our Internet Site.  As a companion to the retail kit product, we launched a web site that will allow consumers who upload orders using the retail kit software to order additional copies and additional products on our web site.  Revenue from such additional products is recognized upon shipment of the product.

Deferred Revenue.   We record billings and cash received in excess of revenue earned as deferred revenue. The deferred revenue balance generally results from contractual commitments made by customers to pay amounts to us in advance of revenues earned. Revenue earned but not billed is classified as unbilled accounts receivable in the balance sheet. We bill customers as payments become due under the terms of the customer’s contract. We consider current information and events regarding our customers and their contracts and establishes allowances for doubtful accounts when it is probable that it will not be able to collect amounts due under the terms of existing contracts.

Stock-Based Compensation.  Under the fair value recognition provisions, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. We use the Black-Scholes model to value option awards. We recognize compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As the surviving entity in the reverse merger (see Note 4, in Notes to Consolidated Financial Statements) has limited historical data on the price of our shares, we have identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors.

           We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Results of Operations

For the year ended December 31, 2009, we had revenues of $1,078,073, a gross profit of $184,885, an operating loss of $4,917,385, a net loss of $5,146,576, and a net loss applicable to common stockholders of $5,834,707. This compares to revenues of $599,187, a gross loss of $466,474, an operating loss of $8,144,471, a net loss of $8,402,556, and a net loss applicable to common stockholders of $9,604,329 for the year ended December 31, 2008.

The following table sets forth, for the periods indicated, the percentage relationship of selected items from our statements of operations to total revenues.

	2009	2008
Revenues	100%	100%
Cost of sales	83%	178%
Gross profit (loss)	17%	(78%)
Operating Expenses:
Research and development	71%	286%
Selling and marketing	82%	267%
General and administrative	320%	728%
Total operating expenses	473%	1,281%

Loss from operations	(456%)	(1,359%)

Other income (expense):
Loss on marketable securities	(5%)	(29%)
Interest income	0%	10%
Interest expense	(3%)	(24%)
Impairment of equipment	(13%)	—
Total other income (expense)	(21%)	(43%)

Net loss	(477%)	(1,402%)

Deemed dividend on Series A convertible preferred stock	(64%)	—

Deemed distribution on Series B redeemable convertible preferred units	—	(163%)

Distributions on Series B redeemable convertible preferred units	—	(38%)

Net loss applicable to common stockholders	(541%)	(1,603%)

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenues.

	2009	2008	% Change
Revenues	$1,078,073	$599,187	80%

Total revenues increased $478,886, or 80% to $1,078,073 for the year ended December 31, 2009 as compared to $599,187 for the for the year ended December 31, 2008. The increase in revenue is due to the launch of aVinci products in Walgreen’s stores throughout the United States during the second and third quarters of 2009.

Two customers accounted for a total of 81 percent of our revenues for the year ended December 31, 2009 (individually 63 percent and 18 percent) compared to five customers accounting for a total of 93 percent of the revenue for the year ended December 31, 2008 (individually 34 percent, 20 percent, 18 percent, 11 percent and 10 percent). No other single customer accounted for more than 10 percent of aVinci’s total revenues for the year ended December 31, 2009 or 2008.

Operating Expenses.

	2009	2008	% Change
Cost of Goods Sold	$893,188	$1,065,661	(16%)
Research and Development	762,969	1,712,604	(55%)
Selling and Marketing	886,060	1,600,874	(45%)
General and Administrative	3,453,241	4,364,519	(21%)

Cost of Goods Sold. Cost of goods sold decreased $172,473, or 16% from 2008 to 2009. The decrease in cost of goods sold is primarily due to the 2008 cost of goods sold including not only fulfillment costs, but also $162,000 for the cost of hardware to one customer that purchased fulfillment equipment. (Both the revenue and costs associated with this contract were recognized over the life of the contract.) Additional cost savings resulted from less expensive labor costs, and reduced license fees. For the year ended December 31, 2009, all of the cost of goods sold amount is for fulfillment; whereas for the year ended December 31, 2008, cost of goods sold includes $900,345, in costs associated with fulfillment; and $165,316, for the cost of hardware.

Research and Development. Research and development decreased $949,635, or 55% from 2008 to 2009. The decrease in research and development expenses is due to a reduction in personnel and related costs of approximately $806,000 due to our reduced research and development headcount. We also decreased the use of external resources by $118,000 from 2008 to 2009.

Selling and Marketing. Selling and marketing decreased $714,814, or 45% from 2008 to 2009. The decrease is due to increased marketing and advertising costs associated with the launch of our products at Costco, Meijer, and Walgreens in 2008. This represents a decrease of approximately $263,000. Sales and marketing also decreased due to a reduction in personnel and related costs of approximately $256,000 due to our reduced sales and marketing headcount; and due to the reduced consultants involved with marketing efforts directed at mass retailers in 2008, which decreased expenses by approximately $133,000.

General and Administrative. General and administrative expenses decreased $911,278, or 21% from 2008 to 2009. The decrease is due to a $305,000 decrease in consulting and outside services primarily as a result of the consulting agreement with Amerivon (see “Related Party Transactions” below, for more information on this consulting agreement). Benefit expense decreased by approximately $253,000 due to a reduction in overall headcount from 2008 to 2009, and employees began paying 20 percent of their benefit costs beginning in 2009. Insurance expense decreased by $139,000 due primarily to the payment of “run-off” directors and officers liability insurance for Secure Alliance Holdings in 2008. Travel expenses decreased by $97,000 due to a conscious effort to reduce expenses and due to a reduction of our overall headcount. Finally, legal and accounting fees decreased by approximately $85,000 due to the costs associated with the reverse merger transaction in 2008.

Loss on Marketable Securities. At December 31, 2009, and December 31, 2008, we determined that the decreases in fair value of our investments in marketable securities were other than temporary. Consequently, we have recognized losses of $38,614, and $171,546, respectively. For the year ended December 31, 2009 we recognized a $19,640 loss on the sale of 960,000 shares for a total loss of $58,254 on marketable securities.

Interest Expense. Interest expense decreased $116,366 or 80% from 2008 to 2009. The decrease is due to the elimination of the note payable to Secure Alliance Holdings Corporation as a result of the reverse merger transaction in June 2008.

Impairment of equipment. At December 31, 2009 we had been unsuccessful in selling equipment received from Qualex in early 2009 after Qualex exercised their right to return the equipment to us at the end of 2008. Consequently, we have recognized an impairment on the equipment of $144,388. We continue to try and sell this equipment.

Income Tax Expense. For the years ended December 31, 2009 and 2008, no provisions for income taxes were required. Prior to June 6, 2008, aVinci was a flow-through entity for income tax purposes and did not incur income tax liabilities.

            At December 31, 2009, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and current operating losses. The valuation allowance was recorded because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that is more-likely-than-not that the net deferred tax assets will not be realized.

Deemed Dividend on Series A Convertible Preferred Stock. A deemed dividend of $688,131 was recorded in 2009 as a result of a beneficial conversion feature on the Series A convertible preferred shares.  The beneficial conversion was calculated as the difference between the proceeds received from the sale of the Series A convertible preferred stock and the fair value of the underlying common stock into which the preferred shares are convertible. This was recorded as a preferential dividend, thus increasing the loss applicable to common stockholders.

Deemed Distribution on Series B Redeemable Convertible Preferred Units. We recorded a deemed distribution of $976,000 in 2008, to reflect the issuance of 1,525,000 common units that were issued in order to induce conversion of the Series B preferred units to common units immediately preceding the reverse merger. The inducement units were recorded as a deemed distribution, thus increasing the loss applicable to common stockholders.

Distributions on Series B Redeemable Convertible Preferred Units. The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. For 2008, distributions on Series B redeemable convertible preferred units were $225,773. The distribution accrual began in May 2007, and ended (due to the reverse merger) in June 2008.

Liquidity and Capital Resources.

	Year Ended
	December 31,
Statements of Cash Flows	2009	2008
Cash Flows from Operating Activities	$(2,248,603)	$(8,113,123)
Cash Flows from Investing Activities	46,965	(74,306)
Cash Flows from Financing Activities	1,159,428	8,399,413
Net Change in Cash and Cash Equivalents	(1,042,210)	211,984

Operating Activities. Net cash used in operating activities was $(2,248,603) for the year ended December 31, 2009 compared to $(8,113,123) for 2008. The changes were mainly due to the reduced net loss in 2009 as discussed above.

Investing Activities. Net cash provided by investing activities was $46,965 for the year ended December 31, 2009 compared to net cash used by investing activities of $(74,306) for 2008. The changes were due to proceeds received in 2009 for the sale of securities and other fixed assets; and the purchasing of property and equipment, and intangible assets in 2008.

Financing Activities. Net cash provided by financing activities was $1,159,428 for the year ended December 31, 2009 compared to $8,399,413 for 2008. During 2009 we received $1,202,627 from the sale of Series A convertible preferred stock, we received $100,000 from John E. Tyson our Board Chairman (see Related Party Transactions below), and we used $143,199 for principal payments under capital lease obligations. During 2008 we received approximately $7.1 million in cash as a result of the reverse merger. During this period, we received $460,625 from Amerivon Investments LLC from the pre-merger exercise of 1,827,606 warrants to purchase additional common units (converted to 1,591,776 shares after the merger), used $534,024 for payment of accrued distributions, and used $124,706 for principal payments under capital lease obligations.

In March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million.  The investment was in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of December 31, 2009, we had received proceeds of $1,202,627 from the sale of 1,202,627 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of December 31, 2009 are $56,607.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  As of December 31, 2009, we have negative working capital of $799,334 compared with a working capital surplus of $1,177,103 at December 31, 2008. Based on these factors, among others, the report of our independent registered public accounting firm includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. We are continuing to work to obtain new customers and to increase revenues from existing customers. At the beginning of 2010, aVinci entered into a financing agreement with two current shareholders to provide $350,000 in operating capital for aVinci.  The $350,000 was provided under a convertible secured promissory note bearing interest at 8% per annum.  The note is convertible into senior preferred stock of the Company at any time during the term of the note (set at 2 years) at an equivalent stock price of $0.06 per share.  Additionally the note holders were provided warrants, having a five year term, to purchase additional shares of common stock at $0.075 per share, all as disclosed in aVinci’s 8-K filing of January 8, 2010.  We anticipate needing to raise additional capital on the same or similar terms during the second quarter of 2010 to continue operations at our present level.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our aggressive growth plans.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital or debt financing.  If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our common stock or common stock equivalents, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

Related Party Transactions

Consulting Agreement. For the years ended December 31, 2009 and 2008, pursuant to an agreement executed during the year ended December 31, 2007, we recorded expense of $0 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc., the parent company of a significant stockholder. For the years ended December 31, 2009 and 2008, we paid Amerivon Holdings, Inc. $0 and $745,000, respectively, for this agreement.

On July 1, 2008 we entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. For the years ended December 31, 2009 and 2008, we recorded expense of $10,923 and $2,182, respectively, for consulting services under this new agreement. For the year ended December 31, 2009 and 2008, we paid Amerivon $0 and $683, respectively, for this agreement.

On April 15, 2009 we issued 500,000 shares of common stock to Amerivon for consulting services under a consulting agreement dated March 31, 2009. Under the terms of this agreement, John E. Tyson, a director for the Company, is to serve as aVinci’s Chairman of the Board and the Chairman of aVinci’s Executive Committee. These shares had a fair value of $35,000 and were expensed immediately.

Series A Convertible Preferred Stock. On April 3, 2009 Amerivon purchased 350,000 shares of Series A convertible preferred stock for $350,000.

On May 22, 2009 John E. Tyson, our Chairman of the Board, purchased 10,000 shares of Series A convertible preferred stock for $10,000.

Board Compensation. On July 23, 2009, our Board of Directors approved the issuance of 50,000 shares of the Company’s common stock to each non-management director serving on the board for the period June 6, 2008 through June 5, 2009. Consequently Tod M. Turley, John E. Tyson, Stephen P. Griggs, and Jerrell G. Clay each received 50,000 shares of the Company’s common stock. These shares had a total fair value of $68,000 and were expensed immediately.

Option Re-pricing. On July 23, 2009, our Board of Directors authorized, effective August 7, 2009, the re-pricing of certain stock options, previously issued to company employees, officers and members of the Board of Directors pursuant to the Company’s 2008 Incentive Stock Plan at the greater of $0.40 per share and the closing price of our stock on July 28, 2009 (the “Options”). As a result, the exercise price of the Options was lowered to $0.40. There was no change in the number of shares subject to each Option, vesting or other terms. The re-pricing was implemented to realign the value of the Options with their intended purpose, which is to retain and motivate company employees, officers and directors. Prior to the re-pricing, many of the Options had exercise prices well above the recent market prices of our common stock on the OTC Bulletin Board.

As a result of the option re-pricing Stephen P. Griggs and Jerrell G. Clay, former directors, each had 475,000 options re-priced. We recorded a total expense of $46,000 related to the re-pricing of these options.

Distributions. The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. For the year ended December 31, 2008, we accrued $225,773 for distributions due on the Series B redeemable convertible preferred units held by Amerivon. We paid Amerivon $447,783 for the accrued distributions in June 2008.

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

Notes Payable. On October 2, 2009, we entered into a Promissory Note with John E. Tyson for $100,000. This note bore interest at 24% per annum and was converted into a Secured Convertible Promissory Note (New Note) on January 4, 2010. The New Note bears interest at 8% and is due on or before December 31, 2011. The New Note is considered “Senior Debt” and is convertible into our Series A convertible preferred stock or the most senior class of convertible preferred shares outstanding at the time of the conversion. As part of the New Note, Mr. Tyson also received 833,300 warrants to purchase 833,300 shares of our common stock at an exercise price of $0.075 per share with an expiration date of January 5, 2015.

New Accounting Pronouncements

In June 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification became effective for us in the third quarter of 2009. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

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

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (FASB ASU 09-02), “Omnibus Update – Amendments to Various Topics for Technical Corrections.” FASB ASU 09-02 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We believe that the future requirements of this standard will not have a material effect on our consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” FASB ASU 10-06 provides new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We believe that the future requirements of this standard will not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that is material to investors.

Contractual Obligations and Commitments

The following table sets forth certain contractual obligations as of December 31, 2009 in summary form:

		Less			More
		than 1	1-3	4-5	than 5
Description	Total	year	years	years	years
Long-term debt	$-	-	-	-	-
Capital lease obligations	97,302	97,302	-	-	-
Operating lease obligations (1)	919,076	255,800	527,345	135,931	-
Notes payable (2)	100,000	100,000	-	-	-
Purchase obligations	155,950	15,950	140,000	-	-
Other long-term liabilities under GAAP	27,056	-	27,056	-	-
Totals	$1,299,384	469,052	694,401	135,931	-

(1)
We currently lease approximately 13,000 square feet of office space at 11781 Lone Peak Parkway, Suite 270, Draper, Utah 84020, of which approximately 8,000 is currently subleased to Public Engines Corporation as of December 2009.  Public Engines holds an option right to occupy the balance of the space upon certain notice requirements, sufficient to allow us to  relocate.  In conjunction with lease concessions offered by the landlord during 2009 to greatly reduce our rent, the current term was extended three years through June 30, 2012.  Public Engines’ sublease runs through the end of the new lease term and we believe the subtenant has the financial ability to make lease payments through the entire term.

(2)
On October 2, 2009, we entered into a Promissory Note with John E. Tyson, our Board Chairman (see Related Party Transactions below) for $100,000. These funds were used for operations and subsequent to the end of 2009 were converted into a convertible, secured promissory note.

ITEM 7A. QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page 39 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusions Regarding Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based on a current assessment, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2009 were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Chett B. Paulsen	53	President, Chief Executive Officer, Director
Richard B. Paulsen	50	Vice President, Chief Technology Officer, Director
Edward B. Paulsen	46	Secretary/Treasurer, Chief Operating Officer, Director
Terry Dickson	55	Vice President Marketing and Business Development
John C. Bay	53	Executive Vice President of Sales and Marketing
John E. Tyson	66	Director
Jeff Pirtle	48	Director

Chett B. Paulsen, President and Chief Executive Officer, Director.  Chett co-founded aVinci in 2003 and serves as its President and Chief Executive Officer.  From 1998 to 2002, Chett co-founded, served as President and then as Chief Operating Officer of Assentive Solutions, Inc. (aka, iEngineer.com, Inc.), which developed visualization and collaboration technologies for rich media content that was ultimately sold to Oracle in 2002.  During his tenure with Assentive, the company raised more than $25 million in private and venture capital funding from entities including Intel, Sun Microsystems, J.W. Seligman, and T.L. Ventures.  From 1995 to 1998, Chett founded and managed Digital Business Resources, Inc., which sold communications technologies to Fortune 100 companies such as American Stores and Walgreens, among others.  From 1984 to 1995, Chett worked at Broadcast International (NASDAQ “BRIN”) playing key management roles including Executive Vice President, Vice President of Operations and President of the Instore Satellite Network and Business Television Network divisions of Broadcast where he implemented and managed technology deployment in thousands of retail locations for Fortune 500 companies.  During Chett’s tenure at BI, market capitalization rose to over $200 million.  Chett graduated from the University of Utah in 1982 with a B.S. degree in Film Studies.

Richard B. Paulsen, Vice President and Chief Technology Officer, Director.  Richard co-founded aVinci in 2003 and serves as its Vice President and Chief Technology Officer.  From 1999 to 2003, Richard worked as a senior member of the technical staff for Wind River Systems (NASDAQ “WIND”), managing a geographically diverse software development team and continuing work on software technology Richard pioneered at Zinc Software from 1990 to 1998 as one of Zinc’s founders.  Zinc subsequently sold to Wind River in 1998.  From 1998 to 2000, Richard enjoyed a sabbatical and served as the Director of Administrative Services for Pleasant Grove City, Utah, the highest appointed office in the city.  From 1981 through 1990, Richard worked as a software consultant and programmer working for the University of Utah Department of Computer Science conducting software analysis, design and coding, and Custom Design Systems developing custom user interface tools and managing the company’s core library used by thousands of developers worldwide.  Richard graduated with a MBA degree, with an emphasis in financial and statistical methods, from the University of Utah in 1987 after receiving a B.S. degree in Computer Science from the University of Utah in 1985.

Edward “Ted” B. Paulsen, J.D., Secretary/Treasurer, Chief Operating Officer, Director.  Ted has served as legal counsel since co-founding aVinci in 2003, and joined the company full time as Chief Operating Officer in September 2006.  From 2003 to September 2006, Ted served as the Chief Operating Officer and Corporate Secretary of Prime Holdings Insurance Services, Inc. where he helped position the company operationally and financially to secure outside capital and partner funding to support future growth beyond the company’s then current annual revenue level.  From 1995 through 2003, Ted worked as an associate and then partner with the law firm of Gibson, Haglund & Paulsen and its predecessor.  With a securities focus, Ted has assisted emerging and growing businesses with organizational, operational and legal issues and challenges.  His legal practice focused on assisting businesses properly plan and structure business transactions related to seeking and obtaining financing.  Before moving to Utah and opening the Utah office of his firm in 1996, Mr. Paulsen worked in Southern California from 1990 to 1995 with the law firm of Chapman, Fuller & Bollard where he practiced in the areas of business and employment litigation and business transactions.  Ted graduated from the University of Utah College of Law in 1990 after receiving a B.S. degree in Accounting from Brigham Young University in 1987.

Terry Dickson, Vice President of Marketing and Business Development.  Terry has served as aVinci’s Vice President of Marketing and Business Development since May 2006.  Prior to joining aVinci, Terry was an advisor to aVinci from March 2004 through May 2006.  Terry brings over 25 years of relevant software marketing, sales and management experience to aVinci.  From April 2002 to April 2006, Terry served as the Chief Executive Officer of Avinti, Inc, a venture-funded startup company developing email security software.  From September 2001 to April 2002, he served as the Vice President of Marketing at venture-backed Lane15 Software in Austin, Texas.  Prior to that, Terry was the founding Marketing Vice President at Vinca Corporation from 1998 to 2000, where he played the point role in negotiating a $92 million acquisition to Legato Systems (NASDAQ: LGTO) in 1999.  From 1993 to 1996, Terry served in several marketing positions at the LANDesk software operation of Intel Corporation, including serving as the Business Unit Manager.  He also served as Intel’s Director of Platform Marketing, and was appointed as Chairman of the Distributed Management Task Force, an industry standards body consisting of the top 200 computer hardware and software vendors.  Terry received a BS Degree in Marketing in 1980 from Brigham Young University, and an MBA degree from the University of Colorado, Boulder in 1981.

John C. Bay, Executive Vice President of Sales and Marketing.  John has served as aVinci’s Executive Vice President of Sales and Marketing since May 2009.  John joins the Company with many years of experience as a business leader in the imaging industry.  For the last two years, John was the Global Chief Marketing Officer for Navico, Inc.  Prior to his service at Navico, John was the Corporate Vice President for North American New Channel Development for Nokia from 2004 to 2007.  From 1988 to 2004, John worked for Eastman Kodak Company, serving in positions with increasing responsibility, including serving as Vice President and National Sales Manager of Output Solutions where he spearheaded the expansion of Eastman Kodak Company’s digital print business.  John received a BS Degree in Chemical Engineering from Rensselaer Polytechnic Institute, an MS in Chemical Engineering from the University of Rochester, and an MBA degree from MIT with a focus on Marketing, Strategy and Operations Management.

John E. Tyson, Director.  John became a member of aVinci’s Board of Managers in May 2007 as a representative of Amerivon.  John has served as the President of Amerivon Investments LLC upon its formation in April 2007, and also serves as Executive Vice President of Amerivon Holdings.  John previously served as the President of Amerivon Holdings from May 2005 through April 2007.  Concurrently, from April 2005 through April 2007, John served as the President of Xplane Corporation, an information design firm using visual maps to make complex processes easier to understand and Corporate Visions Inc., a sales consulting and training company. Prior to that, John founded etNetworks LLC, an IT training company (broadcasting IBM courses via satellite directly to the Desktop PC) in 1997 and served as the company’s Chairman, Chief Executive Officer and President through March 2005.  From May 1980 through February 1995, John was the Chairman and Chief Executive Officer of Compression Labs, Inc. (“CLI”), a NASDAQ company developing Video Communications Systems.  CLI pioneered the development of compressed digital video, interactive videoconferencing and digital broadcast television, including the systems used in today’s highly successful Hughes DirecTV® entertainment network.  Prior to CLI, John has held executive management positions with AT&T, General Electric, and General Telephone & Electronics.  He currently serves as Chairman of the Board of Provant, Inc., is a director on a number of boards of private companies, including MicroBlend Technologies, Retail Inkjet Solutions, The Wright Company and AirTegrity (a wireless networking company) and is an Advisory Board Member of the University of Nevada-Reno, Engineering School.

Jeff Pirtle, Director.  Jeff was appointed to the Board of Managers of aVinci in September 2009, as a representative of Amerivon.  Jeff is responsible for the financial operation of Amerivon, as well as administrative functions. Prior to joining Amerivon in 2007, from 2003 to 2007, Jeff was the Chief Financial Officer for Vitek Mortgage Group, a mortgage company with 21 offices in Sacramento and Northern California. From 1996 to 2002, he served in a number of different positions with Intel Corporation, ultimately as the Controller of the Optical Products Group where, among other accomplishments, he assisted in the acquisition of six companies with a combined purchase price of $2.5 billion. Jeff received a BS degree in Industrial Engineering from Cal Poly, San Luis Obispo, and an MBA degree from Boston University.

Chett B. Paulsen, Richard B. Paulsen and Edward B. Paulsen, the original founders of aVinci, are brothers.

Committees of the Board of Directors

We have an audit and compensation committee.  The compensation committee is comprised of Chett B. Paulsen, John E. Tyson, and Jeff Pirtle.  The compensation committee gathers information on industry salaries to set executive compensation levels.  This committee also reviews all equity grants to employees.

The audit committee, charged with closely reviewing the audit report received from the auditors and providing a full report to aVinci’s Board of Managers, is comprised of Edward B. Paulsen, John E. Tyson, and Jeffrey Pirtle.  Both Edward B. Paulsen and Jeffrey Pirtle, an independent director, have financial expertise.

We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We do not currently have any independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following individuals were directors, officers, or beneficial owners of more than 10 percent of any class of equity during 2009 and with the one exception, timely filed all forms required by Section 16(a).

Name	Timely	Notes
Chett B. Paulsen	Yes
Richard B. Paulsen	Yes
Edward B. Paulsen	Yes
Terry Dickson	Yes
John C. Bay	No	One late report 2009 - Form 3 for options received
John E. Tyson	Yes
Jeff Pirtle	Yes
Tod M. Turley	Yes
Jerrell G. Clay	Yes
Stephen Griggs	Yes
Amerivon Investments LLC	Yes

Code of Ethics

We have a code of ethics that applies to all employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions.  Our code of ethics is available to any person without charge upon request and on our web site at www.avincimedia.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table Narrative and Employment Contracts

The principle elements of our executive compensation are salary, bonus and stock option grants.  On April 1, 2008, Chett B. Paulsen, Richard B. Paulsen, Edward B. Paulsen and Terry Dickson signed employment agreements with aVinci and each has one year left on its term. On May 18, 2009, John C. Bay signed an employment agreement with aVinci which expires on April 30, 2011. Each agreement provides for payments to each executive in case the executive is terminated without cause, terminated as a result of death or disability.  Further the term will be extended and will have a two-year term from the date of any merger or acquisition in which we are not the surviving entity, the sale of substantially of our assets or a firm commitment underwritten public offering pursuant to an effective registration statement covering the offer and sale of common stock that results in more than a thirty percent increase in the number or shares to be issued and outstanding.  All executive officers agreed to an approximate 10% reduction in cash compensation in November 2008, agreed to a further 10% reduction in cash compensation starting in April 2009, and subsequent to the year end voluntarily agreed to additional salary reductions of 11% to 58%.  We intend to reinstate salaries if and when we generate sufficient revenue to justify reinstatement of such salaries. No bonuses were paid or were accrued for 2009.  All executive officers hold stock options and all such options with an exercise price over $0.40 were repriced to $0.40 during 2009 (along with all options held by employees) in an effort provide incentive as salaries continue to be reduced to preserve cash.  Executive officers received stock compensation in lieu of the 2009 cash reductions.

The employment agreements provide for the following annual base salaries (subject to increase by the compensation committee) and annual bonus target as a percentage of the executive’s annual base salary:

	Annual Base Salary (1)	Annual Bonus Target (2)
Chett B. Paulsen (3)	$235,000	40%
Richard B. Paulsen (4)	$215,000	35%
Edward B. Paulsen (5)	$195,000	40%
Terry Dickson (6)	$185,000	95%
John C. Bay (7)	$210,000	75%
(1) All executives have taken a reduction in their base salaries for 2010 ranging from approximately 11% - 58%.
(2) All executives waived bonus payments for 2009.
(3) Annualized salary payment being made as of February 2010, $175,809.
(4) Annualized salary payment being made as of February 2010, $170,038.
(5) Annualized salary payment being made as of February 2010, $81,169.
(6) Annualized salary payment being made as of February 2010, $123,210.
(7) Annualized salary payment being made as of February 2010, $140,006.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chett B. Paulsen, CEO, President, Manager	2007	199,375	138,937	-	27,322	(3)	-	-	-	365,634
	2008	232,552	-	-	-		-	-	-	232,552
	2009	190,204	-	10,663	11,861	(4)	-	-	-	212,728

Richard B. Paulsen, CTO, Manager	2007	183,333	118,125	-	27,322	(3)	-	-	-	328,780
	2008	213,656	-	-	-		-	-	-	213,656
	2009	183,960	-	7,272	11,861	(4)	-	-	-	203,093

Edward B. Paulsen, CFO, COO, Manager	2007	173,854	88,000	-	19,125	(5)	-	-	-	280,979
	2008	193,781	-	-	-		-	-	-	193,781
	2009	166,847	-	6,596	8,302	(4)	-	-	-	181,745

Terry Dickson, VP Business Development	2007	181,042	135,000	-	34,238	(6)	-	-	-	350,280
	2008	183,844	-	-	-		-	-	-	183,844
	2009	158,291	-	6,258	3,558	(4)	-	-	-	168,107

John C. Bay, Exec. VP Sales & Marketing	2007	-	-	-	-		-	-	-	-
	2008	-	-	-	-		-	-	-	-
	2009	107,488	-	5,981	37,958	(7)	-	-	-	151,427

(1)	Represents the dollar amount recognized for financial statement reporting purposes. The stock was valued using the closing price of our stock on the grant date of the award.
(2)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with the fair value recognition guidance of stock-based accounting rules. For a discussion of assumptions made in the valuation of option awards please refer to Note 14 below in the financial statements.

(3)
Non-qualified option grant to purchase 870,963 common shares at $0.71 (determined to be the fair market value on the date of grant).  Option vests 50% upon completing 12 months of employment on September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(4)	All prior options granted with an exercise price above $0.40 were re-priced to $0.40 on August 7, 2009 with the same terms of the original option grant.
(5)
Non-qualified option grant to purchase 609,674 common shares at $0.71 (determined to be the fair market value on the date of grant).  The Option vests 50% upon completing of 12 months of employment at September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(6)
Non-qualified option grant to purchase 261,289 common shares at $0.71 (determined to be the fair market value on the date of grant).  The Option vests 50% upon completing of 12 months of employment at September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(7)
Non-qualified option grant to purchase 715,000 common shares at $ 0.20, and an incentive stock option grant to purchase 200,000 common shares at $ .20. The options vest 33% upon completing of 12 months of employment at May 17, 2010, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

Outstanding Equity Awards

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of December 31, 2009.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Chett B. Paulsen, CEO, President, Manager	9/28/2007	707,657	-	163,306		$0.40	12/31/2012	-	-	-	-

Richard B. Paulsen, CTO, Manager	9/28/2007	707,657	-	163,306		$0.40	12/31/2012	-	-	-	-

Edward B. Paulsen, CFO, COO, Manager	9/28/2007	495,360	-	114,314		$0.40	12/31/2012	-	-	-	-

Terry Dickson, VP Business Development	4/25/2006	444,191	-	-		$0.28	04/24/2011	-	-	-	-
	9/28/2007	212,297	-	48,992		$0.40	12/31/2012	-	-	-	-

John C. Bay, Exec VP Sales & Marketing	5/18/2009	-	-	715,000	(3)	$0.20	05/17/2019	-	-	-	-
	5/18/2009	-	-	200,000	(4)	$0.20	05/17/2019	-	-	-	-

(1)
Unless otherwise indicated, the non-qualified options vest 50% upon completing 12 months of employment on September 28, 2008, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

(2)	Options held by Chett B. Paulsen, Richard B. Paulsen, Edward B. Paulsen, and Terry Dickson exercisable at $0.71 were repriced to have an exercise price of $0.40 during 2009.
(3)	The non-qualified options vested 50% upon completing 12 months of employment at May 17, 2010, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.
(4)	The qualified options vest 50% upon completing 12 months of employment at May 17, 2010, with the balance vesting monthly on a pro rata basis over the next 24 months of employment.

Grants of Plan-Based Awards

As of the date hereof, only the 200,000 options granted to John C. Bay were under the 2008 Stock Incentive Plan, with no additional grants currently contemplated under the 2008 Stock Incentive Plan.

Director Compensation

Currently, directors receive no compensation pursuant to any standard arrangement for their services as directors.  However, on July 23, 2009, our Board of Directors approved the issuance of 50,000 shares of the Company’s common stock to each non-management director serving on the board for the period June 6, 2008 through June 5, 2009. Consequently Tod M. Turley (former director), John E. Tyson, Stephen P. Griggs (former director), and Jerrell G. Clay (former director) each received 50,000 shares of the Company’s common stock. These shares had a total fair value of $68,000 and were expensed immediately. We may in the future determine to provide our directors with some form of compensation, either cash or options or contractually restricted securities.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John E. Tyson		-	17,000	-	-	-	-	17,000
Tod M. Turley	(2)	-	17,000	-	-	-	-	17.000
Stephen P. Griggs	(2)	-	17,000	-	-	-	-	17,000
Jerrell G. Clay	(2)	-	17,000	-	-	-	-	17,000

(1)
Represents the dollar amount recognized for financial statement reporting purposes. The stock was valued using the closing price of our stock on the grant date of the award. On July 23, 2009 each non-management director received 50,000 shares of the Company’s common stock.

(2)	No longer a director at December 31, 2009.

Compensation Committee Interlocks and Insider Participation

            The compensation committee is comprised of Chett B. Paulsen, John E. Tyson, and Jeff Pirtle.  Chett Paulsen does not approve compensation for his position as president of the Company. None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Share Exchange and the closing of the Securities Purchase Agreement by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group as of March 24, 2010. Unless otherwise indicated, the address of the below-listed persons is our address, 11781 South Lone Peak Parkway, Draper, UT 84020.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class

Chett B. Paulsen (2) (3)	7,333,124	14.03%
Richard B. Paulsen (2) (4)	5,104,897	9.77%
Edward B. Paulsen (2) (5)	2,858,385	5.49%
Jeff Pirtle (2)	0	0%
John E. Tyson (2) (6)	29,241,069	46.29%
Terry Dickson (2) (7)	859,771	1.65%
John C. Bay (2) (8)	85,436	0.17%
Amerivon Investments LLC (9)	26,520,279	43.76%
Directors and Executive Officers as a group (7 persons) (10)	45,482,682	69.08%

Total Shares Issued (11)	51,512,227	100.00%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on December 31, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on December 31, 2009, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.  All officers and directors use aVinci’s primary business address for company business which is 11781 Lone Peak Parkway, 270, Draper, Utah 84020.

(2)	Officer and/or director of aVinci.

(3)
Includes 177,719 shares owned of record and 6,411,458 shares owned of record by P&D, LP, a family limited partnership.  In addition, Chett B. Paulsen has an option to purchase 870,963 shares of common stock at $0.40 per share, of which 743,947 shares are currently exercisable.

(4)
Includes 121,206 shares owned of record and 4,239,744 shares owned of record by 5 P’s in a Pod, LP, a family limited partnership.  In addition, Richard B. Paulsen has an option to purchase 870,963 shares of common stock at $0.40 per share, of which 743,947 shares are currently exercisable.

(5)
Includes 109,931 shares owned of record and 2,227,691 shares owned of record by Family Enrichment, LP, a family limited partnership.  In addition, Edward B. Paulsen has an option to purchase 609,674 shares of common stock at $0.40 per share, of which 520,763 shares are currently exercisable.

(6)
Includes (i) 158,323 shares owned of record by Mr. Tyson, (ii) 12,500 shares of common stock underlying a currently exercisable warrant priced at $0.25 per share, (iii) 10,000 shares of Series A convertible preferred stock that are convertible into 50,000 common shares, (iv) 1,666,667 shares of common stock underlying a currently outstanding $100,000 convertible promissory note, (v) 833,300 shares of common stock underlying a currently exercisable warrant priced at $0.075 per share, and (vi) 26,678,602 shares beneficially owned by Amerivon Investments, LLC.  Amerivon Investments LLC is an affiliate of Mr. Tyson.

(7)	Includes 192,396 shares owned of record and 667,375 shares underlying currently exercisable stock options.

(8)	Includes 85,436 shares owned of record.

(9)
Includes (i) 17,429,640 shares owned of record, (ii) 437,500 shares of common stock underlying currently exercisable warrants, (iii) 653,222 shares of common stock underlying currently exercisable options, and (iv) 350,000 shares of Series A convertible preferred stock that are convertible into 1,750,000 common shares at the rate of $0.20 per common share. These shares are also attributed to Mr. Tyson as described in footnote 6 above.

(10)	Includes 31,153,544 shares owned of record and 14,329,138 shares beneficially owned by all such persons in the form of options, warrants, and convertible notes as set forth in this table.

(11)
Includes 51,462,227 issued and outstanding shares plus for purposes of calculating each individual officer, director, and 10% beneficial ownership shares the number of shares beneficially owned by such person or entity in the form of options, warrants, and convertible notes as set forth in this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Chett B. Paulsen, Richard B. Paulsen, and Edward B. Paulsen took part in founding and organizing the business of aVinci Media Corporation and are promoters of aVinci Media Corporation as defined by Rule 405 of the Securities Act of 1933. During the past five years, Chett B. Paulsen, Richard B. Paulsen and Edward B. Paulsen have received the salary, bonus and options disclosed in the Summary Compensation Table on page 46.

John E. Tyson, a member of our Board of Directors, serves as the Chairman and Chief Executive Officer of Amerivon Investments LLC and Amerivon Holdings LLC. Jeff Pirtle, who is also a member of our Board of Directors, serves as the Chief Financial Officer of Amerivon Investments LLC.  Amerivon Investments LLC is a significant investor and equity holder in our company and the selling stockholder as disclosed in Item 12.

On April 15, 2009 we issued 500,000 shares of common stock to Amerivon for consulting services under a consulting agreement dated March 31, 2009. Under the terms of this agreement, John E. Tyson, a director for the Company, is to serve as aVinci’s Chairman of the Board and the Chairman of aVinci’s Executive Committee. These shares had a fair value of $35,000 and were expensed immediately.

On April 3, 2009 Amerivon purchased 350,000 shares of Series A convertible preferred stock for $350,000. The shares are convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, Amerivon also received a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.

On July 23, 2009, our Board of Directors approved the issuance of 50,000 shares of the Company’s common stock to each non-management director serving on the board for the period June 6, 2008 through June 5, 2009. Consequently Tod M. Turley (former director), John E. Tyson, Stephen P. Griggs (former director), and Jerrell G. Clay (former director) each received 50,000 shares of the Company’s common stock. These shares had a total fair value of $68,000 and were expensed immediately.

On October 2, 2009, we entered into a Promissory Note with John E. Tyson for $100,000. This note bore interest at 24% per annum and was converted into a Secured Convertible Promissory Note pursuant to a Purchase Agreement dated January 4, 2010. No principal or interest payments were made on the original Promissory Note in 2009 because the note was converted into a Secured Promissory Note on January 4, 2010.

Pursuant to a Purchase Agreement, dated January 4, 2010, aVinci issued two secured promissory notes to two investors: John E. Tyson in the amount of $100,000, and Amerivon Investments LLC in the amount of $250,000, both affiliates of the Company.  The Notes accrue interest at 8% and have a maturity date of December 31, 2011.  At the option of the investors, each may convert all or any portion of his/its outstanding principal balance and/or accrued but unpaid interest on the note (in any amount) at any time into that number of the Company’s Series A convertible preferred stock or the most senior class of convertible preferred shares outstanding at the time of the conversion that at such time would be convertible into the number of shares of Common Stock equal to the quotient of the amount of principal and/or accrued interest on the note being converted divided by $0.06  As part of the Financing, aVinci also issued warrants to purchase 2,916,550 shares of the Company’s Common Stock; 833,300 shares to Tyson and 2,083,250 shares to Amerivon at an exercise price of $0.075 per share with an expiration date of January 5, 2015.  The notes, warrants, and underlying shares of common stock will be non-transferable in the absence of an effective registration statement under the Securities Act, or an available exemption, and all securities will be imprinted with a restrictive legend.  The purchasers have demand registration rights and piggyback registration rights.  The Purchase Agreement contains customary affirmative and negative covenants and events of default.  Borrowings under the notes are secured by all of the Company's assets.  Proceeds from the notes will be used for working capital purposes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Tanner LC (“Tanner”) was the auditor for Sequoia Media Group, LC and became the independent registered public accounting firm for aVinci Media Corporation after the June 2008 merger with Secure Alliance Holdings.  Tanner performed the following professional services relating to the years ended December 31:

	2009	2008
Audit Fees	$74,000	$161,000
Tax Fees	$17,200	$32,000
All Other Fees	$-	$-

Audit fees include aggregate fees billed for professional services rendered for the audit of aVinci as of December 31, 2009 and for the quarterly reviews of the aVinci’s financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  Audit fees for 2008 include aggregate fees billed for professional services rendered for the audit of aVinci as of December 31, 2008 and for the quarterly reviews of the aVinci’s financial statements for the quarters ended June 30, 2008 and September 30, 2008 and the review of the March 31, 2008 financial statements of Sequoia Media Group, LC.

Audit fees also include the review of proxy statements, registration statements, other SEC filings and SEC comment letters resulting from the June 2008 merger.

Tax fees relate to the preparation of tax returns as well as various tax consultations.

All Other Fees

There were no other fees billed for products or services provided by Tanner for the fiscal years ended December 31, 2009 and 2008.

Hein & Associates, LLP (“Hein”) was the independent registered public accounting firm for Secure Alliance Holdings prior to the June 2008 merger.  Hein performed the following professional services relating to the years ended December 31:

	2009	2008
Audit Fees	$-	$94,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$19,000
All Other Fees	$-	$-

Audit fees for 2008 include aggregate fees billed for professional services rendered for the reviews of the financial statements of Secure Alliance Holdings for the quarters ended December 31, 2007 and March 31, 2008.

Tax fees relate to the preparation of tax returns as well as various tax consultations.

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

Exhibit	Description

2.1	Agreement and Plan of Merger dated December 6, 2007 (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 6, 2007).

2.2	Amendment to Agreement and Plan of Merger dated March 31, 2008 (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K filed on April 4, 2008.

3.1	Articles of Merger relating to the merger of Merger Sub. with and into aVinci, Inc. (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 11, 2007).

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

3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3.3 to our quarterly report on Form 10-Q filed on November 10, 2009).

10.1	Employment Agreement – Chett B. Paulsen (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.2	Employment Agreement – Richard B. Paulsen (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.3	Employment Agreement – Edward B. Paulsen (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.4	Employment Agreement – Terry Dickson (incorporated by reference to the registrant’s current report on Form 8-K filed on June 11, 2008).

10.5	2008 Stock Incentive Plan (incorporated by reference to the Definitive Proxy Statement filed April 29, 2008).

10.6
Loan and Security Agreement, dated as of December 6, 2007, between Sequoia Media Group, LC and Secure Alliance Holdings Corporation (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007).

10.7
Consulting Agreement between Amerivon Holdings LLC and aVinci, effective as of August 1, 2007 (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed on September 26, 2008)

10.8
Sales Representation Agreement between Amerivon Holdings LLC and aVinci, effective as of July 1, 2008 (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed on September 26, 2008)

10.9
Sales Consulting Agreement between Amerivon Holdings LLC and aVinci, effective as of July 1, 2008 (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 filed on September 26, 2008)

10.10	Loan agreement, dated January 1, 2007, with Chett B. Paulsen (incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed on November 4, 2008)

10.11	Loan agreement, dated January 1, 2007, with Richard B. Paulsen (incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed on November 4, 2008)

10.12	Loan agreement, dated January 1, 2007, with Edward B. Paulsen (incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-1 filed on November 4, 2008)

10.14	Qualex Inc. and Sequoia Media Group, LC Services Agreement, dated September 1, 2007 (incorporated by reference to our quarterly report on Form 10-Q Filed on November 14, 2008)

10.15	Employment Agreement - John C. Bay.

10.16	aVinci Media Corporation, Code of Ethics applicable to all employees as of 2008.

23.1	Consent of Tanner LC, Independent Registered Public Accounting Firm.

31.1	Certification Of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes Oxley Act Of 2002

31.2	Certification Of Principal Financial and Accounting Officer Pursuant To Section 302 Of The Sarbanes Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
aVinci Media Corporation

We have audited the accompanying consolidated balance sheets of aVinci Media Corporation (the Company), as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of aVinci Media Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred negative cash flows from operating activities, losses from operations, expects to incur additional losses, and had a working capital deficit as of December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah
March 31, 2010

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31,

	2009	2008
Assets
Current assets:
Cash	$28,843	$1,071,053
Accounts receivable	98,192	261,592
Marketable securities – available-for-sale	30,585	131,754
Inventory	21,610	30,898
Inventory consigned to others	-	156,286
Prepaid expenses	29,862	233,045
Deferred costs	15,887	143,944
Deposits and other current assets	11,396	5,987

Total current assets	236,375	2,034,559

Property and equipment, net	229,600	622,685
Intangibles, net	88,543	91,043
Restricted cash	27,056	-
Other assets	14,990	160,212

Total assets	$596,564	$2,908,499

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$102,669	$129,874
Accrued liabilities	182,665	191,614
Current portion of capital leases	92,423	143,199
Current portion of deferred rent	27,621	48,195
Note payable	100,000	-
Deferred revenue	530,331	344,574

Total current liabilities	1,035,709	857,456

Other long-term liabilities	27,056	-
Capital lease obligations, net of current portion	-	92,423
Deferred rent, net of current portion	92,829	27,151

Total liabilities	1,155,594	977,030

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized 50,000,000:
Series A convertible preferred stock, 1,500,000 designated; shares issued and outstanding: 1,202,627 at December 31, 2009 and no shares at December 31, 2008 (Aggregate liquidation preference of $1,234,983 at December 31, 2009)	12,026	-
Common stock, $0.01 par value, authorized 250,000,000; shares issued and outstanding: 51,462,227, and 48,738,545 shares, respectively	514,622	487,385
Additional paid-in capital	25,252,244	22,635,430
Accumulated deficit	(26,337,922)	(21,191,346)

Total stockholders' equity (deficit)	(559,030)	1,931,469

Total liabilities and stockholders' equity (deficit)	$596,564	$2,908,499

 See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31,

	2009	2008

Revenues	$1,078,073	$599,187
Cost of sales	893,188	1,065,661
Gross profit (loss)	184,885	(466,474)
Operating expenses:
Research and development	762,969	1,712,604
Selling and marketing	886,060	1,600,874
General and administrative	3,453,241	4,364,519
Total operating expense	5,102,270	7,677,997

Loss from operations	(4,917,385)	(8,144,471)

Other income (expense):
Loss on marketable securities	(58,254)	(171,546)
Interest income	2,225	58,601
Interest expense	(28,774)	(145,140)
Impairment of equipment	(144,388)	-
Net other income (expense)	(229,191)	(258,085)
Loss before income taxes	(5,146,576)	(8,402,556)
Income tax benefit	-	-
Net loss	(5,146,576)	(8,402,556)

Deemed dividend on Series A convertible preferred stock	(688,131)	-
Deemed distribution on Series B redeemable convertible preferred units	-	(976,000)
Distributions on Series B redeemable convertible preferred units	-	(225,773)

Net loss applicable to common shares	$(5,834,707)	$(9,604,329)

Loss per common share - basic and diluted	$(0.12)	$(0.22)

Weighted average common shares – basic and diluted	49,664,748	44,528,065

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

			Series A Convertible		Additional	LLC Series Convertible	LLC		Members’/ Stockholders’
	Common Stock		Preferred Stock		Paid-in	Preferred	Common	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Units	Units	Deficit	(Deficit)
Balance, January 1, 2008	38,986,114	$389,861	-	$-	$(389,861)	$474,229	$4,211,737	$(11,587,017)	$(6,901,051)

Conversion of Series A preferred units to common units	-	-	-	-	-	(474,229)	474,229	-	-

Conversion of Series B preferred units to common units	-	-	-	-	-	-	6,603,182	-	6,603,182

Incentive common units issued upon conversion of Series B preferred units	-	-	-	-	-	-	976,000	(976,000)	-

Common units issued upon exercise of warrants	-	-	-	-	-	-	460,625	-	460,625

Equity-based compensation	-	-	-	-	455,091	-	125,101	-	580,192

Distributions on Series B redeemable convertible preferred units	-	-	-	-	-	-	-	(225,773)	(225,773)

Conversion of common units to common stock in connection with the reverse merger	-	-	-	-	12,850,874	-	(12,850,874)	-	-

Outstanding shares of Registrant at time of reverse merger dated June 6, 2008	9,742,633	97,426	-	-	9,715,374	-	-	-	9,812,800

Common stock issued upon exercise of options	9,798	98	-	-	3,952	-	-	-	4,050

Net loss	-	-	-	-	-	-	-	(8,402,556)	(8,402,556)

Balance, December 31, 2008	48,738,545	487,385	-	-	22,635,430	-	-	(21,191,346)	1,931,469

Issuance of Series A convertible preferred stock for cash	-	-	1,202,627	12,026	1,190,601	-	-	-	1,202,627

Common stock issued for services	2,723,682	27,237			316,620	-	-	-	343,857

Equity-based compensation	-	-	-	-	1,109,593	-	-	-	1,109,593

Net loss	-	-			-	-	-	(5,146,576)	(5,146,576)

Balance, December 31, 2009	51,462,227	$514,622	1,202,627	$12,026	$25,252,244	$-	$-	$(26,377,922)	$(559,030)

See accompanying notes to consolidated financial statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended December 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(5,146,576)	$(8,402,556)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	343,857	-
Depreciation and amortization	392,047	445,257
Impairment of equipment	144,388	-
Loss on marketable securities	58,254	171,546
Equity-based compensation	1,109,593	580,192
(Gain) loss on disposal of equipment	(512)	(38)
Decrease (increase) in:
Accounts receivable	163,400	186,797
Inventory	165,574	(165,675)
Prepaid expenses and other asset	204,017	(219,489)
Deferred costs	128,057	150,658
Deposits and other current assets	(5,409)	38,214
Restricted cash	(27,056)	-
Increase (decrease) in:
Accounts payable	(27,205)	23,857
Accrued liabilities	(8,949)	(737,788)
Deferred rent	45,104	(35,073)
Deferred revenue	185,757	(149,025)
Other long-term liabilities	27,056	-
Net cash used in operating activities	(2,248,603)	(8,113,123)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	4,050	1,000
Proceeds from the sale of marketable securities	42,915	-
Purchase of property and equipment	-	(48,952)
Purchase of intangible assets	-	(26,354)

Net cash provided (used) in investing activities	46,965	(74,306)

Cash flows from financing activities:
Net cash received in reverse merger	-	7,093,468
Proceeds from note payable	100,000	1,500,000
Proceeds from exercise of warrants to common units	-	460,625
Proceeds from exercise of stock options	-	4,050
Proceeds from sale of Series A convertible preferred stock	1,202,627	-
Principal payments on obligation under capital lease	(143,199)	(124,706)
Payment of accrued dividends	-	(534,024)
Net cash provided by financing activities	1,159,428	8,399,413

Net change in cash	(1,042,210)	211,984

Cash at beginning of year	1,071,053	859,069

Cash at end of year	$28,843	$1,071,053

Cash paid for income taxes	$-	$-

Cash paid for interest	$21,356	$41,305

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

Concentration of Credit Risk and Significant Customers

The Company maintains its cash in bank demand deposit accounts, which at times may exceed the federally insured limit or may be maintained in non-insured institutions. In October 2008, the Emergency Economic Stabilization Act of 2008 temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013.  At December 31, 2009, the Company did not have cash that exceeded federally insured limits.  To date, the Company has not experienced a loss or lack of access to its invested cash; however, no assurance can be provided that access to the Company’s invested cash will not be impacted by adverse conditions in the financial markets.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. In the normal course of business, the Company provides credit terms to its customers and requires no collateral.

Two customers accounted for 63% and 18% of total revenue during the year ended December 31, 2009.  Five customers accounted for 34%, 20%, 18%, 11%, and 10% of total revenue for the year ended December 31, 2008.  As of December 31, 2009, one customer accounted for 93% of the accounts receivable balance.

Net Loss per Common Share

Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  The weighted average shares used in the computation of EPS for the years ended December 31, 2009 and 2008 include the shares issued in connection with the reverse merger on June 6, 2008 (see Note 4).  In accordance with US GAAP, these shares are retroactively reflected as having been issued at the beginning of the periods presented.

Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include convertible preferred stock, stock options, and warrants. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

For the years ended December 31, 2009, and 2008, the Company had 14,737,282 and 7,521,175 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have been anti-dilutive and decreased the net loss per common share. Convertible preferred stock, stock options, and warrants could be dilutive in the future.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at net realizable values and are due within 30 days from the invoice date. The Company maintains allowances for doubtful accounts, when necessary, for estimated losses resulting from the inability of customers to make required payments. These allowances are based on specific facts and circumstances pertaining to individual customers and historical experience. Provisions for losses on receivables are charged to operations. Receivables are charged off against the allowances when they are deemed uncollectible. As of December 31, 2009 and 2008, there were no allowances for doubtful accounts required against the Company’s receivables.

Marketable Securities

The Company classifies its marketable securities as “available for sale”. They are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are generally included in accumulated other comprehensive income as a separate component of shareholders’ equity.

The Company periodically evaluates whether any declines in the fair values of its available-for-sale securities are other than temporary. This evaluation consists of a review of qualitative and quantitative factors, including: available quoted market prices; recent financial results and operating trends of the company that issued the securities; other publicly available information; implied values from any recent financings by the company that issued the securities; and other conditions that indicate the value of the investments. If a decline is considered other-than-temporary, the unrealized loss is recorded in the statement of operations.

Inventory

Inventory is stated at the lower of cost or market determined using the first-in, first-out method.

Approximately $135,000 of consigned inventory was written off at December 31, 2009 due to lack of sales and a departure from the point-of-sale model.

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

Impairment of Long-lived Assets

The Company reviews its property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired.  If it is determined that the expected undiscounted future cash flows are not sufficient to recover the carrying value of the asset, an impairment loss is recognized for the difference between the carrying value and the fair value of the asset.  As of December 31, 2009, management determined that certain equipment received from a customer upon termination of their agreement was impaired after management’s efforts to sell the equipment were unsuccessful.  The impairment loss totalled $144,388.

Revenue Recognition and Deferred Revenue

Integrated Kiosk Revenue Contracts.  Under the kiosk revenue model, the Company integrates its technology with a kiosk provided by a third party.  The kiosk is placed in retail stores where the end consumers utilize the kiosk to load their digital images and make a variety of products.  Under this revenue model, the Company enters into agreements with the retail stores.  The agreements provide for the grant of a software license, installation of the software on the customer’s kiosks, training, PCS, and order fulfillment.  As compensation, the agreements provide for the Company to receive payment on a per unit basis for each order fulfilled. These contracts involve a significant software component and include contingent usage-based fees. When the usage-based fee represents payment for both the perpetual license right and post-contract support (PCS), the fee becomes fixed and determinable only at the time actual usage occurs. Therefore, revenue should be recognized at the time a reliable estimate can be made of the actual usage that has occurred, provided collectability is probable. Consequently, the Company recognizes revenue on a monthly basis as units are fulfilled.

Retail Kit Revenue.  The Company has developed a retail kit product that retailers and vendors can stock on their retail store shelves.  The retail kit consists of a small box containing a CD of a simplified version of the Company’s software and a product code.  The end consumer pays for the product at the store and can then load the CD onto their personal computer and use the software and their personal digital images to create movies, photo books, and streaming media files.  Once complete, the software assists the customer in uploading the file for remote fulfillment.  The Company may provide the fulfillment services or such services may be provided by another fulfillment provider.  There is no additional fee for the fulfillment. The sale of retail kits does not include PCS. Revenue from the sale of the retail kits to the retail store is deferred until the fulfillment services have been provided and the completed product has been shipped to the consumer or until the Company’s obligation to provide fulfillment has expired due to the passage of time.

Revenue from Third Party Internet Sites.  The Company has agreed to provide the simplified version of its software to certain third party Internet sites that would allow a customer to download the software from the third party Internet site.  The software loads and walks the customer through the process of selecting his or her digital images to be used in creating the product, typing any unique consumer information such as a customized title and subtitle, entering order information for shipping, taking the consumer’s credit card information to process the payment transaction for products ordered via a secure Internet transaction, and uploading the order for remote fulfillment.  If the Company provides the fulfillment services, revenue is deferred until the order has been fulfilled and shipped to the consumer.  If the fulfillment services are provided by another supplier, revenue is recognized at the time the credit card transaction is completed.  There is no additional fee for the fulfillment. Sales from third party Internet sites do not include PCS.

Revenue from the Company’s Internet Site.  As a companion to the retail kit product, the Company launched a web site that will allow consumers who upload orders using the retail kit software to order additional copies and additional products on the Company’s web site.  Revenue from such additional products is recognized upon shipment of the product.

Other Revenue Contracts.  In one contract entered into during 2007, the Company sold fulfillment equipment, hardware and software installation, and software licenses. The Company deferred all revenues related to these contracts as there was no VSOE established for each separate component of the contract. During the quarter ended March 31, 2008, all elements of the contract were delivered except for PCS. Deferred revenue was recognized over the remaining term of the contract on a straight-line basis.  This contract was terminated in December 2008.

Deferred Revenue.  The Company records billings and cash received in excess of revenue earned as deferred revenue. The deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. Revenue earned but not billed is classified as unbilled accounts receivable in the balance sheet. The Company bills customers as payments become due under the terms of the customer’s contract. The Company considers current information and events regarding its customers and their contracts and establishes allowances for doubtful accounts when it is probable that it will not be able to collect amounts due under the terms of existing contracts.

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

Accounting for Equity Based Compensation

Under the fair value recognition provisions of stock-based compensation accounting rules, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company uses the Black-Scholes model to value option awards and recognizes compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As the surviving entity in the reverse merger (see Note 4) has limited historical data on the price of its shares, the Company has identified several similar entities from which to estimate expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Income Taxes

For the years ended December 31, 2009 and 2008, no provisions for income taxes were required. The Company accrues income taxes under current accounting provisions. Prior to June 6, 2008, aVinci was a flow-through entity for income tax purposes and did not incur income tax liabilities.

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

At December 31, 2009, management has recognized a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty of the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more likely than not that the net deferred tax assets will not be realized.

Operating Segment

The Company conducts business within one operating segment in the United States. The Company’s long-lived assets are located in the United States.

Recently Adopted Accounting Standards

In June 2009, the FASB issued Topic 105, “Generally Accepted Accounting Principles.” This standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification became effective for us in the third quarter of 2009. The adoption of this guidance had no effect on our consolidated financial position or results of operations.

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

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (FASB ASU 09-02), “Omnibus Update – Amendments to Various Topics for Technical Corrections.” FASB ASU 09-02 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for fiscal years beginning after November 15, 2009. We believe that the future requirements of this standard will not have a material effect on our consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” FASB ASU 10-06 provides new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about purchases sales, issuances, and settlements relating to Level 3 measurements. The new requirements clarify existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. These requirements are effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We believe that the future requirements of this standard will not have a material effect on our consolidated financial statements.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to confirm to the 2009 presentation.

2.  Going Concern and Liquidity

Our financial statements have been prepared under the assumption that we will continue as a going concern.  The report of our independent registered public accounting firm includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  We are continuing to work to obtain new customers and to increase revenues from existing customers.  At the beginning of 2010, we entered into a financing agreement with two current shareholders to provide $350,000 in operating capital.  The $350,000 was provided under a convertible secured promissory note bearing interest at 8% per annum.  The note is convertible into senior preferred stock of the Company at any time during the term of the note (set at 2 years) at an equivalent stock price of $0.06 per share.  Additionally the note holders were provided warrants, having a five year term, to purchase additional shares of common stock at $0.075 per share, all as disclosed in aVinci’s 8-K filing of January 8, 2010.

As described in Note 19 below, in October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional $742,500 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any.  Any decision to modify our business plans would harm our ability to pursue our growth plans.  If we cease or stop operations, our shares could become valueless.  Historically, we have funded operating, administrative and development costs through the sale of equity capital or debt financing.  If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk.  To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted.  There is no assurance that we will be successful in achieving any or all of these objectives in 2010.

3.  Series A Convertible Preferred Stock and Series B Redeemable Convertible Preferred Units

Offering

In March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million.  The investment was in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also receive a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of December 31, 2009, we had received proceeds of $1,202,627 from the sale of 1,202,627 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of December 31, 2009 are $56,607.

Deemed Dividend

For the year ended December 31, 2009, a deemed dividend of $688,131 was recorded as a result of a beneficial conversion feature on the Series A convertible preferred shares.  The beneficial conversion was calculated as the difference between the proceeds received from the sale of the Series A convertible preferred stock and the fair value of the underlying common stock into which the preferred shares are convertible.  This was recorded as a preferential dividend, thus increasing the loss applicable to common stockholders.

Deemed Distribution on Series B Redeemable Convertible Preferred Units

We recorded a deemed distribution of $976,000 in 2008, to reflect the issuance of 1,525,000 common units that were issued in order to induce conversion of the Series B preferred units to common units immediately preceding the reverse merger. The inducement units were recorded as a deemed distribution, thus increasing the loss applicable to common stockholders.

Distributions on Series B Redeemable Convertible Preferred Units

The Series B redeemable convertible preferred unit holders were entitled to an annual distribution of $0.06 per unit. For 2008, distributions on Series B redeemable convertible preferred units were $225,773. The distribution accrual began in May 2007, and ended (due to the reverse merger) in June 2008.

4.  Completed Merger

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

On June 6, 2008, the SAH and Sequoia closed the merger transaction described above. In connection with the merger transaction, the unit holders of Sequoia exchanged all of their units for shares of common stock of SAH. The number of shares of SAH stock received in the merger represents approximately 80% of the total outstanding shares of SAH. Because the unit holders of Sequoia obtained a majority ownership in SAH through the merger, the transaction has been accounted for as a reverse merger. Accordingly, the historical financial statements reflect the operations of Sequoia through June 6, 2008 and reflect the consolidated operations of SAH and Sequoia from June 6, 2008.  As a result of the merger, Sequoia received approximately $7.1 million in cash to fund operations in addition to the $2.5 million previously loaned to Sequoia by SAH.

In connection with the Agreement and Plan of Merger, Sequoia entered into a Loan and Security agreement and Secured Note with SAH on December 6, 2007 in order to ensure adequate funds through the closing date. The agreement provided for SAH to loan a total of up to $2.5 million to Sequoia through the closing date. A total of $1 million was received under the Secured Note on December 6, 2007. On January 15, 2008 and February 15, 2008, Sequoia received $1,000,000 and $500,000, respectively, under the Secured Note (see Note 9). In connection with the merger closing, the $2.5 million notes payable were eliminated along with the related interest payable of approximately $104,000.

5.  Marketable Securities - Available-for-Sale

At December 31, 2009, and December 31, 2008, we owned 1,062,000, and 2,022,000 shares, respectively, of the common stock of Cashbox plc as a result of the merger transaction (see Note 4). We determined the market value of the shares in accordance with current accounting provisions.

At December 31, 2009, and December 31, 2008, we determined that the decreases in fair value of our investments in marketable securities were other than temporary. Consequently, we have recognized unrealized losses of $38,614, and $171,546, respectively. For the year ended December 31, 2009 we realized a $19,640 loss on the sale of 960,000 shares for a total loss of $58,254 on marketable securities. Total proceeds received from the sales of securities in 2009 were $42,915. The basis on which the cost of the securities sold and the basis used to determine the loss on decrease in fair value were determined using the average-cost method.

6.  Property and Equipment

Property and equipment consisted of the following as of December 31:

	2009	2008
Computers, software and equipment	$1,263,394	$1,282,476
Furniture and fixtures	125,738	125,738
Leasehold Improvements	4,100	4,100

Property and equipment, at cost	1,393,232	1,412,314
Less accumulated depreciation and amortization	(1,163,632)	(789,629)

Property and equipment, net	$229,600	$622,685

Depreciation expense from property and equipment for the years ended December 31, 2009 and 2008 was $389,547 and $435,257, respectively.

7.  Intangible Assets

Intangible assets consisted of the following as of December 31:

	2009	2008

Patent costs	$88,543	$88,543
License – music tracks	-	30,000

Intangible assets, at cost	88,543	118,543
Accumulated amortization	-	(27,500)

Intangible assets, net	$88,543	$91,043

Amortization expense for the years ended December 31, 2009 and 2008 was $2,500 and $10,000, respectively. License fees and the related accumulated amortization of $30,000 for music tracks were deleted in 2009 after the amounts were fully amortized.

As of December 31, 2009, the Company had not begun to amortize capitalized patent costs as the patents had not yet been granted.

8.  Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2009	2008

Payroll and payroll taxes payable	$109,225	$153,081
Other	73,440	38,533

Total accrued liabilities	$182,665	$191,614

9.  Notes Payable

In connection with the Agreement and Plan of Merger (see Note 4), Sequoia entered into a Loan and Security Agreement and Secured Note with SAH on December 6, 2007 in order to ensure adequate funds through the merger closing date. The agreement provided for SAH to loan a total of up to $2.5 million to Sequoia through the merger closing date. A total of $1 million was received under the Secured Note as of December 31, 2007. An additional $1,500,000 was advanced during the three months ended March 31, 2008. The amounts advanced under the Secured Note were secured by all assets of Sequoia, accrued interest at 10% per annum and principal and interest were due and payable on December 31, 2008. As disclosed in Note 4, in connection with the merger on June 6, 2008, the balance of notes payable of $2.5 million and the related accrued interest of approximately $104,000 were eliminated.

On October 2, 2009, we entered into a secured promissory note (“Note”) with John E. Tyson, our Chairman of the Board, totaling $100,000. This note had a stated simple interest rate of 24% per annum and was secured by an invoice owed to the Company. On January 4, 2010, this Note of $100,000 was converted into a secured promissory note (“New Note”) with Mr. Tyson at an annual rate of 8%, compounded quarterly, and has a maturity date of December 31, 2011.   Warrants to purchase 833,300 shares of common stock with an exercise price of $0.075 per share and an expiration date of January 5, 2015 were issued with the New Note. The New Note plus accrued interest are convertible, at the option of the holder, into shares of Series A  convertible preferred stock or the most senior class of convertible preferred shares outstanding at the time of the conversion at a rate of $0.06 per share.  The New Note is secured by all of the Company’s assets.

10.  Capital Lease Obligations

The Company leases certain equipment and fixtures under non-cancelable long-term leases.  These leases provide the Company the option to purchase the leased assets at the end of the initial lease terms at a bargain purchase price.  Assets held under these capital leases included in property and equipment were as follows at December 31:

	2009	2008

Computers and equipment	$368,876	$368,876
Furniture and fixtures	37,600	37,600

	406,476	406,476
Less accumulated depreciation	(317,063)	(186,585)

	$89,413	$219,891

Depreciation expense for assets held under capital leases during the year ended December 31, 2009 and 2008 was $130,478 and $130,479, respectively.

Capital lease obligations have imputed interest rates from approximately 11% to 15% and are payable in aggregate monthly installments of approximately $12,500, maturing through 2010.  The leases are secured by the leased equipment.

Future maturities and minimum lease payments on the capital lease obligations are as follows as of December 31, 2009:

Minimum Lease Payments:	Total
2010	$97,302
Thereafter	-

Total minimum lease payments	97,302
Amount representing interest	(4,879)

Total principle	92,423
Current portion	(92,423)

Long-term portion	$-

11.  Related Party Transactions

Consulting Agreement. For the years ended December 31, 2009 and 2008, pursuant to an agreement executed during the year ended December 31, 2007, we recorded expense of $0 and $725,000, respectively, for consulting services from Amerivon Holdings, Inc., the parent company of a significant stockholder. For the years ended December 31, 2009 and 2008, we paid Amerivon Holdings, Inc. $0 and $745,000, respectively, for this agreement.

On July 1, 2008 we entered into a new sales and consulting agreement with Amerivon that terminated the agreement referenced above that was executed during the year ended December 31, 2007. For the years ended December 31, 2009 and 2008, we recorded expense of $10,923 and $3,360, respectively, for consulting services under this new agreement. For the year ended December 31, 2009 and 2008, we paid Amerivon $0 and $683, respectively, for this agreement.

On April 15, 2009 we issued 500,000 shares of common stock to Amerivon for consulting services under a consulting agreement dated March 31, 2009. Under the terms of this agreement, John E. Tyson, a director for the Company, is to serve as aVinci’s Chairman of the Board and the Chairman of aVinci’s Executive Committee. These shares had a fair value of $35,000 and were expensed immediately.

Series A Convertible Preferred Stock. On April 3, 2009 Amerivon purchased 350,000 shares of Series A convertible preferred stock for $350,000.

On May 22, 2009 John E. Tyson, our Chairman of the Board, purchased 10,000 shares of Series A convertible preferred stock for $10,000.

Board Compensation. On July 23, 2009, our Board of Directors approved the issuance of 50,000 shares of the Company’s common stock to each non-management director serving on the board for the period June 6, 2008 through June 5, 2009. Consequently Tod M. Turley (former director), John E. Tyson, Stephen P. Griggs (former director), and Jerrell G. Clay (former director) each received 50,000 shares of the Company’s common stock. These shares had a total fair value of $68,000 and were expensed immediately.

Option Re-pricing. On July 23, 2009, our Board of Directors authorized, effective August 7, 2009, the re-pricing of certain stock options, previously issued to company employees, officers and members of the Board of Directors pursuant to the Company’s 2008 Incentive Stock Plan at the greater of $0.40 per share and the closing price of our stock on July 28, 2009 (the “Options”). As a result, the exercise price of the Options was lowered to $0.40. There was no change in the number of shares subject to each Option, vesting or other terms. The re-pricing was implemented to realign the value of the Options with their intended purpose, which is to retain and motivate company employees, officers and directors. Prior to the re-pricing, many of the Options had exercise prices well above the recent market prices of our common stock on the OTC Bulletin Board.

As a result of the option re-pricing Stephen P. Griggs and Jerrell G. Clay, former directors, each had 475,000 options re-priced. We recorded a total expense of $46,000 related to the re-pricing of these options.

Distributions. The former Series B redeemable convertible preferred unit holders were entitled to a cumulative annual distribution of $.06 per unit. For the year ended December 31, 2008, we accrued $225,773 for distributions due on the Series B redeemable convertible preferred units held by Amerivon. We paid Amerivon $447,783 for the accrued distributions in June 2008.

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

Notes Payable. On October 2, 2009, we entered into a Promissory Note with John E. Tyson for $100,000.  See Note 9.

12.  Common Share Warrants

The following tables summarize information about common share warrants as of December 31, 2009 and December 31, 2008:

As of December 31, 2009 Outstanding				As of December 31, 2009 Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.20	340,000	4.6	$0.20	340,000	0.20
0.25	1,503,284	4.4	0.25	1,503,284	0.25
0.30	400,000	9.5	0.30	400,000	0.30
1.16	200,000	4.5	1.16	200,000	1.16
$0.20 – 1.16	2,443,284	5.3	$0.33	2,443,284	0.33

As of December 31, 2008 Outstanding				As of December 31, 2008 Exercisable
Exercise Price	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
$0.53	949,350	0.5	$0.53	949,350	0.53
1.16	300,000	5.5	1.16	150,000	1.16
$0.53 – 1.16	1,249,350	1.7	$0.68	1,099,350	0.61

In January 2008, the Company received proceeds of $414,625 upon the exercise of 1,504,680 warrants at an exercise price of $0.28. On June 5, 2008, the Company received proceeds of $46,000 upon the exercise of 87,096 warrants with an exercise price of $0.53. All common unit warrants outstanding as of the date of the merger (see Note 4) were converted into warrants to purchase the common stock of SAH.

As of December 31, 2009 and 2008, warrants outstanding had an aggregate intrinsic value of $0.

A summary of non-employee equity awards, as of December 31, 2009, and changes during the year then ended is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	1,249,350	$0.61
Granted	2,243,284	0.25
Exercised	-	-
Cancelled	(1,049,350)	0.59
Outstanding at end of year	2,443,284	0.33	5.3	$-
Exercisable at year end	2,443,284	0.33	5.3	$-

As of December 31, 2009 and 2008, there was approximately $0 and $126, respectively, of total unrecognized equity-based compensation cost related to non-employee equity grants that will be recognized over a weighted average period of 0 and 0.3 years.

13.  Stock Award Plans

All common unit options outstanding as of the date of the merger (see Note 4) were converted into options to purchase the common stock of SAH. These options were not issued under a defined stock option plan. Additional options were granted during 2009 that were not issued pursuant to a defined stock option plan. As of December 31, 2009 and 2008, 4,695,300 and 4,704,166 such options were outstanding, respectively.

The Company currently has two stock award plans that allow the Company to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants. These plans are discussed in more detail below.

2009 Stock Compensation Plan

The Company’s 2009 Stock Compensation Plan (the “2009 Stock Plan”) was adopted by the Board of Directors and approved by its stockholders in March 2009. A total of 1,200,000 shares of common stock are reserved for issuance under the 2009 Stock Plan. The 2009 Stock Plan is administered by the Board of Directors and the Board Compensation Committee. The 2009 Stock Plan provides for the issuance of common stock to its employees, and eligible consultants. All shares under this plan were issued by December 31, 2009. The 2009 Stock plan will terminate March 31, 2010.

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

The Company typically grants options with an exercise price equal to the fair market value on the grant date, defined in the plan as the closing price of our stock on the day prior to grant. The options generally vest over a three or four-year period and expire either in five or ten years from the date of grant. To date, the Company has not issued any stock appreciation rights, restricted stock or equity incentives under the 2008 Stock Plan. As of December 31, 2009, 1,864,437 shares of common stock remained available for issuance pursuant to the 2008 Stock Plan.

1997 Long-Term Incentive Plan

The Company’s 1997 Long-Term Incentive Plan (the “1997 Plan”) was originally adopted by Tidel Technologies, Inc. (the predecessor to SAH) effective July 15, 1997. The 1997 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to its employees or directors or its subsidiaries. Under the 1997 Plan, up to 1,000,000 shares of common stock may be awarded. The number of shares issued or reserved pursuant to the 1997 Plan (or pursuant to outstanding awards) are subject to adjustment on account of mergers, consolidations, reorganization, stock splits, stock dividends and other dilutive changes in the common stock. Shares of common stock covered by awards that expire, terminate, or lapse, will again be available for grant under the 1997 Plan.  On March 21, 2007, the Company awarded Messrs. Griggs and Clay each 475,000 stock options to purchase the Company’s common stock at an exercise price of $1.24 per share pursuant to the Company's 1997 Long-Term Incentive Plan. Of this award, 34% of the options vest on the first anniversary of the date of the grant, 33% of the options vest on the second anniversary of the date of the grant and the remaining 33% of the options vest on the third anniversary of the date of the grant. As a result of the reverse merger (see Note 4 above), 100% of the options vested. As of December 31, 2009, 16,475 shares of common stock remained available for issuance pursuant to the 1997 Plan.

The following tables summarize information about common share options:

	December 31, 2009		December 31, 2008
	Number of shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	6,271,825	$0.62	6,605,161	$0.64
Granted	965,000	0.20	617,659	0.93
Exercised	-	-	(9,798)	0.41
Cancelled	(955,962)	0.73	(941,197)	0.33
Outstanding at end of year	6,280,863	0.34	6,271,825	0.72
Exercisable at year end	4,624,533	0.36	3,268,976	0.62
Weighted average fair value of options granted during the year	$0.18		$0.42

As of December 31, 2009
Outstanding				Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	653,222	2.0	$0.18	653,222	$0.18	2.0
0.20	965,000	9.4	0.20	—	0.20	—
0.28	444,191	1.3	0.28	444,191	0.28	1.3
0.40	4,218,450	4.4	0.40	3,527,120	0.40	4.4
$0.18 - 0.40	6,280,863	4.7	$0.34	4,624,533	$0.36	3.8

As of December 31, 2008
Outstanding				Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.18	653,222	3.0	$0.18	653,222	$0.18	3.0
0.28	444,191	2.3	0.28	407,175	0.28	2.3
0.41	139,354	2.7	0.41	114,132	0.41	2.7
0.71	3,527,399	4.2	0.71	1,619,447	0.71	4.0
0.93	557,659	9.4	0.93	—	0.93	—
1.24	950,000	2.2	1.24	475,000	1.24	2.2
$0.18 - 1.24	6,271,825	4.1	$0.72	3,268,976	$0.62	3.3

14.  Stock-Based Compensation

Equity-based compensation is recognized as expense (generally over the vesting period) based on the estimated fair value of equity-based payments granted. The effect of accounting for equity-based awards for the years ended December 31, 2009 and 2008 was to record equity based compensation of $1,109,593 and $580,192, respectively, of equity-based compensation expense in general and administrative expense.

Our Board of Directors authorized on July 28, 2009, effective August 7, 2009, the repricing of certain stock options (the “Options”), previously issued to our employees, officers and members of the Board of Directors pursuant to the Company’s 2008 Incentive Stock Plan at the greater of $0.40 per share and the closing price of our stock on July 28, 2009.  As a result, the exercise price of the Options was lowered to $0.40, resulting in additional compensation expense of $90,851 for the year ended December 31, 2009. There was no change in the number of shares subject to each Option, vesting or other terms. The repricing was implemented to realign the value of the Options with their intended purpose, which is to retain and motivate company employees, officers and directors. Prior to the repricing, many of the Options had exercise prices well above the recent market prices of our common stock on the OTC Bulletin Board.

We issued 910,182 shares of common stock to employees on April 1, 2009, in lieu of cash compensation as a result of the employees taking a reduced salary beginning in November 2008 and continuing throughout 2009. The shares were valued at the closing price of our common stock on April 1, 2009 and resulted in compensation expense of $55,465 for the year ended December 31, 2009.

We issued 1,813,500 shares of common stock to consultants and others for services rendered during the year ended December 31, 2009, resulting in expense of $288,392. These shares were valued at the closing price of our common stock either on the grant date of the award, or the closing price of our common stock on the last day of the month for services provided depending upon the specific terms of the agreement.

As of December 31, 2009 and 2008, options outstanding had an aggregate intrinsic value of $0.

As of December 31, 2009 and 2008, there was approximately $528,902 and $1,195,214, respectively, of total unrecognized equity-based compensation cost related to option grants that will be recognized over a weighted average period of 1.1 and 1.6 years.

Time-Based Equity Awards

The fair value of each share-based award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Expected dividend yield	—
Expected share price volatility	40% - 198%
Risk-free interest rate	2.64% - 7.50%
Expected life of options	2.25 years – 6.5 years

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. As the surviving entity in the reverse merger (see Note 4) has limited historical data on the price of its shares, the Company has identified several similar entities from which to estimate our expected volatility. The expected volatility rates are estimated based on historical and implied volatilities of these companies’ common stock. The risk-free interest rates are based on the U.S Treasury securities constant maturity rate that corresponds to the expected life. The expected life represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted. The Company adjusts the estimated forfeiture rate to our actual experience.

Another critical input in the Black-Scholes option pricing model is the current value of the common stock underlying the stock options.  The Company uses the current trading price as quoted on the OTC Bulletin Board to determine the value of its common stock.  Prior to becoming a public company, aVinci used cash sales of common and preferred units, and the exchange ratio that was estimated to be used in the reverse merger transaction to determine the value of its common units.

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

Operating Leases

The Company has an operating lease for office space which expires in 2013. Future minimum lease payments are approximately as follows:

Years Ending December 31,	Amount

2010	$256,000
2011	261,000
2012	266,000
2013	136,000

Total (a)	$919,000

(a) Total has not been reduced by minimum sublease rentals of $556,644 due in the future under a non-cancelable sublease.

On April 1, 2009, we signed an amendment to the operating lease for our primary office space in Draper, Utah. The amendment modified the monthly lease payments and extended the lease expiration date from June 30, 2010 to June 30, 2013.  As a cost saving measure, on November 4, 2009, we signed a sublease agreement for a portion of our space to a third party with an option for the third party to sublease the remaining space upon 60 days notice.  The sublease term is from December 1, 2009 to June 30, 2013. The costs associated with the sublease were minimal.

Rental expense under operating leases for the years ended December 31, 2009 and 2008 totaled $218,766 and $213,109, respectively. Sublease payments received for the year ended December 31, 2009 totaled $6,764 and were accounted for as an offset to rent expense.

Purchase Obligations

Under the terms of a consumer products license agreement with ESPN Enterprises, Inc. (ESPN), we agreed to pay ESPN a per product royalty for each licensed ESPN product we sell or we authorize to sell. As part of the agreement, we guaranteed ESPN minimum royalty amounts of $10,000, $55,000, and $85,000 in 2009, 2010 and 2011, respectively.

In June 2009 we agreed to purchase directors and officers’ liability insurance for a year’s period with the premium to be paid in equal monthly installments over the term of the insurance coverage. Insurance expense recorded under this purchase obligation for the year ended December 31, 2009 totaled $22,500.

Warranty Obligations

The Company provides a 90-day warranty on certain manufactured products. As of December 31, 2009, these obligations were not significant. The Company does not expect these obligations to become significant in the future and no related liability has been accrued as of December 31, 2009 and 2008.

16.  Retirement Plan

On January 1, 2007, the Company established a 401(k) defined contribution plan that covers eligible employees who have completed a minimum of three months of service and who are 21 years of age or older.  Employees may elect to contribute to the plan up to 100 percent of their annual compensation up to a limit of $16,500 in 2009 and 2010, and increasing by $500 each year thereafter for inflation or as defined and limited by the Internal Revenue Code.  To date, the Company has not made any employer contributions to the plan and is not required to do so.

17.  Income Taxes

We record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes. We also assess the ability to realize deferred tax assets based upon a “more likely than not” standard and provide a valuation allowance for any tax assets not deemed realizable under this standard.

The table below reconciles the expected U.S. federal statutory income tax rate to the recorded tax provision (benefit):

	2009	2008

Tax expense (benefit) at U.S. statutory rates	$(1,749,836)	$(2,856,869)
State tax (benefit), net of federal tax impact	(169,604)	(277,284)
Meals & entertainment	3,523	1,424
Stock based compensation	21,713	6,531
Losses attributable to LLC members prior to merger	-	1,107,952
Change in valuation allowance attributable to operations	1,894,204	2,018,246
Provision (benefit) for income taxes	$-	$-

Our deferred tax assets are comprised of the following:

	2009	2008
Deferred tax assets:
Reserves and accruals	$100,900	$92,091
Depreciation and amortization	727,384	733,980
Stock based compensation	529,993	202,017
Net operating losses	3,723,368	2,159,354
Total deferred tax assets	5,081,646	3,187,442
Valuation allowance	(5,081,646)	(3,187,442)
Total deferred tax assets	-	-
Deferred tax liabilities:
Other tax deductible items	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets (liabilities)	$-	$-

Domestic and foreign components of loss before taxes are as follows:

	2009	2008

Domestic	$(5,146,576)	$(8,402,556)
Foreign	-	-
Loss before income taxes	$(5,146,576)	$(8,402,556)

As of December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $9,990,000 and $5,796,000, respectively, that begin to expire in 2028. As of December 31, 2009, and 2008, the Company had state net operating loss carryforwards of approximately $9,903,000 and $5,717,000, respectively, which are subject to various state carryover provisions that generally provide shorter carryover periods than federal. The net operating losses could be subject to annual use limitations under Code Sections 382 and 383 if the Company raises additional capital sufficient to cause an ownership change.

The ultimate realization of the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other events. As of December 31, 2009 and 2008, the Company had recorded valuation allowances of $5,081,646 and $3,187,442, respectively. The increase in valuation allowances for the years ended December 31, 2009 and 2008 relate primarily to the operating losses.

The accounting rules related to accounting for uncertainty in income taxes recognized in the financial statements requires that a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company has not recognized any additional liabilities for uncertain tax positions as a result of the implementation of this accounting requirement.

As of December 31, 2009 and 2008, the Company did not have any unrecognized tax benefits.

18.  Fair Value

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that the Company uses to measure fair value:

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

The following table presents financial assets and liabilities measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$30,585	$30,585	—	—

The following table presents financial assets and liabilities measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$131,754	$131,754	—	—

19.  Subsequent Events

Pursuant to a purchase agreement, dated January 4, 2010, aVinci Media Corporation (the “Company”) issued two secured promissory notes to two investors: John E. Tyson (“Tyson”) in the amount of $100,000, and Amerivon Investments LLC (“Amerivon”) in the amount of $250,000, both affiliates of the Company; and pursuant to a separate purchase agreement, dated March 18, 2010, the Company issued a secured promissory note to an investor in the amount of $50,000, (collectively, the “Notes” or the “Financing”).  The Notes accrue interest at 8%, have a maturity date of December 31, 2011 and are secured by all of the assets of the Company.  Warrants to purchase 3,333,217 shares of common stock with an exercise price of $0.75 per share were issued with the Notes. The Notes plus accrued interest are convertible, at the option of the holder, into shares of Series A  convertible preferred stock or the most senior class of convertible preferred shares outstanding at the time of the conversion at a rate of $0.06 per share.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional $742,500 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on March 31, 2010.

aVINCI MEDIA CORPORATION

March 31, 2010	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
President, Chief Executive Officer, Director (Principal Executive Officer)

March 31, 2010	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Secretary / Treasurer, Chief Operating Officer, Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chett B. Paulsen	President, Chief Executive Officer, Director	March 31, 2010
Chett B. Paulsen	(Principal Executive Officer)

/s/ Richard B. Paulsen	Vice President, Chief Technology Officer, Director	March 31, 2010
Richard B. Paulsen

/s/ Edward B. Paulsen	Secretary/Treasurer, Chief Operating Officer, Director	March 31, 2010
Edward B. Paulsen	(Principal Financial and Accounting Officer)

/s/ John E. Tyson	Director	March 31, 2010
John E. Tyson

/s/ Jeff Pirtle	Director	March 31, 2010
Jeff Pirtle