Form 10-Q
period 2010-03-31
aVINCI MEDIA CORP
filed 2010-05-17
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended March 31, 2010
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

The number of shares of common stock outstanding as of the close of business on April 30, 2010 was 51,512,227

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$748,169	$28,843
Accounts receivable	30,602	98,192
Marketable securities available-for-sale	15,607	30,585
Inventory	21,012	21,610
Prepaid expenses	54,520	29,862
Deferred costs	16,073	15,887
Deposits and other current assets	12,335	11,396
Total current assets	898,318	236,375

Property and equipment, net	151,740	229,600
Intangible assets, net	88,543	88,543
Restricted cash	27,056	27,056
Other assets	14,990	14,990
Total assets	$1,180,647	$596,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$113,651	$102,669
Accrued liabilities	204,393	182,665
Capital leases	59,805	92,423
Current portion of deferred rent	36,123	27,621
Notes payable	—	100,000
Warrant derivative liability	46,327	—
Deferred revenue	985,392	530,331
Total current liabilities	1,445,691	1,035,709

Other long-term liabilities	27,056	27,056
Convertible notes payable net of debt discount of $114,011	285,989	—
Deferred rent, net of current portion	52,068	92,829
Total liabilities	1,810,804	1,155,594

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized 50,000,000 shares:
Series A convertible preferred stock, 1,500,000 designated; shares issued and outstanding: 1,202,627 at March 31, 2010 and at December 31, 2009 (Aggregate liquidation preference of $1,282,957 at March 31, 2010)	12,026	12,026
Common stock, $0.01 par value, authorized 250,000,000 shares; shares issued and outstanding: 51,512,227 shares at March 31, 2010 and 51,462,227 shares at December 31, 2009	515,122	514,622
Additional paid-in capital	25,432,508	25,252,244
Accumulated deficit	(26,593,555)	(26,337,922)
Accumulated other comprehensive gain	3,742	—
Total stockholders’ deficit	(630,157)	(559,030)
Total liabilities and stockholders’ deficit	$1,180,647	$596,564

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues	$528,573	$124,517
Cost of sales	150,608	220,983
Gross profit (loss)	377,965	(96,466)

Operating expense:
Research and development	127,282	255,412
Selling and marketing	115,215	278,738
General and administrative	410,655	829,864
Total operating expense	653,152	1,364,014

Loss from operations	(275,187)	(1,460,480)

Other income (expense):
Gain on sale of marketable securities	5,339	—
Gain on sale of property and equipment	16,430	—
Gain on derivatives	21,059	—
Interest income	137	1,692
Interest expense	(23,411)	(6,112)
Total other income (expense)	19,554	(4,420)
Loss before income taxes	(255,633)	(1,464,900)
Income tax benefit	—	—
Net loss	$(255,633)	$(1,464,900)

Basic and diluted loss per common share	$(0.00)	$(0.03)

Weighted-average common and common equivalent shares used to calculate loss per share:
Basic and diluted	51,505,560	48,738,545

Comprehensive Loss
Net loss	$(255,633)	$(1,464,900)
Unrealized gain (loss) on marketable securities available-for-sale	3,742	(38,338)
Comprehensive loss	$(251,891)	$(1,503,238)

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(255,633)	$(1,464,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,211	110,066
Accretion of debt discount	15,841	—
Equity-based compensation	118,298	187,876
Gain on sale of property and equipment	(16,430)	—
Gain on sale of marketable securities	(5,339)	—
Gain on derivatives	(21,059)	—
Decrease (increase) in:
Accounts receivable	67,590	100,791
Inventory	598	3,538
Prepaid expenses and other assets	(25,597)	140,676
Deferred costs	(186)	132,946
Increase (decrease) in:
Accounts payable	10,982	(21,780)
Accrued liabilities	21,728	8,316
Deferred rent	(32,259)	(11,633)
Deferred revenue	455,061	(136,950)
Net cash provided by (used in) operating activities	409,806	(951,054)

Cash flows from investing activities:
Proceeds from sale of property and equipment	18,079	—
Proceeds from sale of marketable securities	24,059	—
Net cash provided by investing activities	42,138	—

Cash flows from financing activities:
Proceeds from convertible notes payable	300,000	—
Principal payments under capital lease obligations	(32,618)	(33,972)
Net cash provided by (used in) financing activities	267,382	(33,972)
Net change in cash and cash equivalents	719,326	(985,026)

Cash and cash equivalents at beginning of period	28,843	1,071,053
Cash and cash equivalents at end of period	$748,169	$86,027

Cash paid for income taxes	$—	$—

Cash paid for interest	$2,793	$6,112

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the three months ended March 31, 2010:

•	We satisfied a $100,000 note payable through the issuance of a new convertible note payable.
•	We incurred an unrealized gain on marketable securities available-for-sale of $3,742.
•	We allocated $129,852 of the proceeds from the convertible notes payable to the warrants and beneficial conversion feature.

During the three months ended March 31, 2009:

•	We incurred an unrealized loss on marketable securities available-for-sale of $38,338.

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations
aVinci Media Corporation (the “Company”, “we”, “us”, “our”) was formed as a result of a merger transaction between Sequoia Media Group, LC (Sequoia), a Utah limited liability company, and Secure Alliance Holdings Corporation (SAH), a publicly held company, on June 6, 2008.  We are a Delaware corporation that develops and sells an engaging way for anyone to tell their “Story” with personal digital expressions. Our products simplify and automate the process of creating professional-quality multi-media products using personal photos and videos.

Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (US GAAP).

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The consolidated balance sheet as of December 31, 2009, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the following disclosures, when read in conjunction with the annual financial statements and the notes included in our Form 10-K for the year ended December 31, 2009, are adequate to make the information presented not misleading. Results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Net Loss per Common Share
Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options, warrants, convertible debt, and convertible preferred stock. Shares having an antidilutive effect on periods presented are not included in the computation of dilutive EPS.

The average number of shares of all stock options and warrants granted, all convertible preferred units, redeemable convertible preferred units and convertible debentures have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the three month periods ended March 31, 2010 and 2009.

As of March 31, 2010 and 2009, we had 24,610,068 and 7,521,175 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. Stock options and warrants could be dilutive in the future.

Multiple Element Arrangement
Generally, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores and received a nonrefundable initial payment of $247,500. On March 24, 2010, we finalized the agreement, which provides a license to install the software in stores, initial training and annual maintenance (post-contract customer support or “PCS”) for $300 per year per store the software is installed.  The initial nonrefundable $247,500 payment covers the first 825 annual store licenses.  All elements relating to the initial nonrefundable payment were delivered as of March 31, 2010 except for PCS.  We do not have vendor specific objective evidence (“VSOE”) for any of the elements of this agreement.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Although we do not have VSOE for the PCS, we meet the following criteria, which allows us to recognize revenue for the PCS upfront with the license revenue:

•	The PCS fee is included with the initial licensing fee
•	The PCS included with the initial license is for one year or less
•	The estimated cost of providing PCS during the arrangement is insignificant
•	Unspecified upgrades or enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent

We recognized the initial $247,500 payment as revenue during the quarter ended March 31, 2010 and have recorded an accrual of $12,000 for the estimated cost to provide the PCS.  Additional payments, including $742,500 received in March 2010, will be recognized as revenue as the software is installed in additional stores.

Derivative Instruments
In connection with the sale of debt or equity instruments, we may sell warrants to purchase our common stock.  In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative asset or liability.

The accounting for derivative instruments is complex.  Our derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur.  For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option-pricing model. This model requires assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
At March 31, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Recent Accounting Standards Not Yet Adopted
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either the company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. We are currently evaluating the impact FASB ASU 09-13 will have on our consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications
Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

2.  Going Concern and Liquidity

Our financial statements have been prepared under the assumption that we will continue as a going concern.  The report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  We are continuing to work to obtain new customers and to increase revenues from existing customers.  During the first quarter of 2010, we entered into a financing agreement with three current shareholders to refinance a $100,000 note payable and to provide new financing of $300,000 for operating capital through the issuance of convertible debt.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional advance payment of $742,500 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

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

3.  Series A Convertible Preferred Stock

In March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million.  The investment was in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also received a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of March 31, 2010, we had received proceeds of $1,202,627 from the sale of 1,202,627 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of March 31, 2010 are $80,330.

4.  Equity-Based Compensation

We currently have a stock option plan that allows us to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants. The plan is discussed in more detail in our Annual Report on Form 10-K.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Equity-based compensation expense, included in general and administrative expense in the consolidated statements of operations, totaled $118,298 and $187,876, respectively for the three months ended March 31, 2010 and 2009.

As described in Note 6 below (Related Party Transactions), on January 12, 2010 we issued 50,000 shares of common stock to John E. Tyson for services as a director during 2010. These shares had a fair value of $2,000 and vested immediately. There were no other awards granted during the three months ended March 31, 2009.

As of March 31, 2010, there was approximately $400,166 of unrecognized equity-based compensation expense related to option grants that will be recognized over a weighted average period of 0.9 year.

5.  Fair Value

FASB Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB Topic 820 describes three levels of inputs that we use to measure fair value:

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to observable market data for similar assets and liabilities. However, when certain assets and liabilities are not traded in observable markets we must use other valuation methods to develop a fair value.

The following table presents financial assets and liabilities measured at fair value as of March 31, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Available-for-sale securities	$15,607	$15,607	—	—

Current liabilities:
Warrant derivative liability	$46,327	—	—	$46,327

The following table presents financial assets and liabilities measured at fair value as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Available-for-sale securities	$30,585	$30,585	—	—

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the three months ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2010
Beginning balance, December 31, 2009	$—
Issuances:
Warrant derivative issued in conjunction with convertible notes payable	67,386
Gain on derivatives included in earnings	(21,059)
Ending balance, March 31, 2010	$46,327

6.  Related Party Transactions

Board Compensation
On January 12, 2010 we issued 50,000 shares of common stock to John E. Tyson for services as a director during 2010.  These shares had a fair value of $2,000 and vested immediately.

Convertible Notes Payable
During the quarter ended March 31, 2010:

▪	We converted a $100,000 note payable that was owed to the chairman of the board of directors to a convertible note payable with terms as disclosed in Note 7.
▪	We issued a $250,000 convertible note payable to a majority shareholder of aVinci and an additional $50,000 convertible note payable to a minority shareholder with terms as disclosed in Note 7.

7.  Convertible Notes Payable and Derivatives

During the first quarter of 2010, we entered into a financing agreement with two current shareholders to refinance a $100,000 note payable and to provide new financing of $250,000 for operating capital.  The notes bear interest at 8%, mature December 31, 2011 and are secured by our assets.  An additional $50,000 note was executed during the quarter ended March 31, 2010 with the same terms as the other notes above except that it is unsecured.

These notes and accrued interest are convertible at any time prior to maturity, at the option of the holder, into Series A convertible preferred stock at $1 per share.  The underlying Series A convertible preferred stock is convertible to common stock at $.06 per share.

As part of the Financing, the Company also issued warrants (the “Warrants”) to purchase 3,333,217 shares of the Company’s Common Stock at an exercise price of $0.075 per share with expiration dates from January 5, 2015 to March 5, 2015.

We allocated $67,385 of the $400,000 notes payable to the warrants and determined that there was a beneficial conversion feature totaling $62,465 for a total debt discount of $129,852.  The debt discount is being amortized over the expected term of the loan agreement.  Amortization of the debt discount totaled $15,841 for the three months ended March 31, 2010.

The following table summarizes the convertible notes payable balance at March 31, 2010:

March 31, 2010
Total convertible debt outstanding	$400,000
Less debt discount	(114,011)
Net convertible debt outstanding	$285,989

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Warrants contain a provision which adjusts the exercise price of the Warrants if the Company issues or sells common stock or securities convertible into common stock at a price per share, or equivalent price per share lower than $0.06. Because of this anti-dilution feature, the Warrants are subject to derivative accounting, and are valued at fair value at the date of issuance and each subsequent reporting period.

Upon issuance, the fair value of the derivatives on the Warrants was $67,386.  The Company recorded a warrant derivative liability for this amount. The fair value of the derivatives as of March 31, 2010, was $46,327; therefore, the Company recorded a gain on derivatives of $21,059.  The fair values of the derivatives were determined using the Black-Scholes model based on the following assumptions:

Warrant Derivatives

	Upon	March 31,
	Issuance	2010
Expected volatility	55.0%	55.0%
Expected life, range in years	5.0	4.8 – 4.9
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	2.43 - 2.48%	2.43%

8.  Notes Payable

On October 2, 2009, we entered into a secured promissory note with our Chairman of the Board totaling $100,000. This note had a stated simple interest rate of 24% per annum and was secured by an invoice owed to the Company. On January 4, 2010, this note was converted into a convertible note payable (see Note 7 above).

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview

During the first quarter of 2010, we entered into a financing agreement with three current shareholders to refinance a $100,000 note payable and to provide new financing of $300,000 for operating capital through the issuance of convertible debt.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional advanced payment of $742,500 to cover an annual per store license fee for stores that deploy the software. This license fee revenue model differs from our past model of generating royalty revenue on each product created. We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

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

With the exception of a new multiple element arrangement and the issuance of derivative instruments discussed below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Multiple Element Arrangement

Generally, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores and received a nonrefundable initial payment of $247,500. On March 24, 2010, we finalized the agreement, which provides a license to install the software in stores, initial training and annual maintenance (post-contract customer support or “PCS”) for $300 per year per store the software is installed.  The initial nonrefundable $247,500 payment covers the first 825 annual store licenses.  All elements relating to the initial nonrefundable payment were delivered as of March 31, 2010 except for PCS.  We do not have vendor specific objective evidence (“VSOE”) for any of the elements of this agreement.

Although we do not have VSOE for the PCS, we meet the following criteria, which allows us to recognize revenue for the PCS upfront with the license revenue:

•	The PCS fee is included with the initial licensing fee
•	The PCS included with the initial license is for one year or less
•	The estimated cost of providing PCS during the arrangement is insignificant
•	Unspecified upgrades or enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent

We recognized the initial $247,500 payment as revenue during the quarter ended March 31, 2010 and have recorded an accrual for the estimated cost to provide the PCS.  Additional payments, including $742,500 received in March 2010, will be recognized as revenue as the software is installed in additional stores.

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell warrants to purchase our common stock.  In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity.  Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative asset or liability.

The accounting for derivative instruments is complex.  Our derivative liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to other income (expense), in the period in which the changes in fair value occur.  For embedded derivatives and warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option-pricing model. This model requires assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Results of Operations

For the first three months of 2010, revenues increased 324% and operating losses decreased by 81% over the same period in 2009.  For the three months ended March 31, 2010, we had revenues of $528,573, a gross profit of $377,965, an operating loss of $275,187, and a net loss of $255,633. This compares to revenues of $124,517, a gross loss of $96,466, an operating loss of $1,460,480, and a net loss of $1,464,900 for the same period in 2009.

Revenues.

Total revenues increased $404,056, or 324%, to $528,573 for the three months ended March 31, 2010, as compared to $124,517 for the same period in 2009. The increase in revenue during the three months ended March 31, 2010 over the same period in 2009 is primarily due to the sale of our archived software in March 2010, and due to increased sales in Walgreen’s stores as a result of significant marketing efforts surrounding the launch of aVinci products in Walgreen’s stores throughout the United States at the end of the second quarter and the start of the third quarter of 2009.

Two customers accounted for a total of 88% of aVinci’s revenues for the three months ended March 31, 2010 (individually 47%, and 41%) compared to three customers accounting for 81% of the revenue for the same period in 2009 (individually 36%, 31%, and 14%). No other single customer accounted for more than 10% of aVinci’s total revenues for the three months ended March 31, 2010 or the same period in 2009.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold decreased $70,375, or 32%, to $150,608 for the three months ended March 31, 2010, compared to $220,983 for the same period in 2009. The decrease in cost of goods sold is primarily due to recognizing $57,000 more in license fees during 2009 most of which was for expiring minimum guaranteed license fees that were not renewed.

Research and Development. Our research and development expense decreased $128,130, or 50%, to $127,282 for the three months ended March 31, 2010, compared to $255,412 for the same period in 2009. The decrease is primarily due to a decrease in the average employee headcount during this period from year to year. The decrease in employee headcount accounts for a decrease of approximately $132,000.

Selling and Marketing. Our selling and marketing expense decreased $163,523, or 59%, to $115,215 for the three months ended March 31, 2010 compared to $278,738 for the same period in 2009. The decrease is primarily due to a decrease in the average employee headcount during these periods from year to year. For the three months ended March 31, 2010, the decrease in employee headcount accounts for approximately $72,000 of the decrease; and the decrease in the use of outside resources accounts for approximately $36,000 of the decrease from 2009. Finally, marketing expenses decreased by approximately $30,000 due to a reduction in expenses associated with attendance at the annual PMA trade show and $11,000 in Internet advertising costs.

General and Administrative. Our general and administrative expense decreased $419,209, or 51%, to $410,655 for the three months ended March 31, 2010, compared to $829,864 for the same period in 2009. The decrease is primarily due to decreases in salaries of $61,000 and benefits of $33,000 due to reduced overall headcount. Stock-based compensation decreased by almost $71,000 as this expense for 2009 included expense for former directors. Other general and administrative expenses decreased including reductions in legal and accounting fees of $104,000 due to reduced services requested. Our facilities expense decreased by $42,000 as a result of subleasing office space beginning in December 2009, and our costs associated with being a public company decreased by $35,000 as a result of reducing external investor relations services and related costs. Depreciation and amortization costs have decreased by approximately $33,000 as many of our depreciable assets have reached the end of their depreciable lives. Finally, primarily as a result of our decreased headcount, travel related expenses have decreased by $25,000, and telecommunication expenses have decreased by $10,000.

Income Tax Expense. For the three months ended March 31, 2010 and 2009, no provisions for income taxes were required.

At March 31, 2010, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and net operating loss carryforwards. The valuation allowance was recorded because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

	Unaudited
	Three Months Ended
	March 31,
Statements of Cash Flows	2010	2009

Cash Flows from Operating Activities	$409,806	$(951,054)
Cash Flows from Investing Activities	42,138	—
Cash Flows from Financing Activities	267,382	(33,972)
Increase (Decrease) in cash and cash equivalents	719,326	(985,026)

Operating Activities. For the three months ended March 31, 2010, net cash provided by operating activities was $409,806 compared to net cash used of $951,054 for the same period in 2009. The change was primarily due to the $742,500 increase in deferred revenue upon the invoicing and receipt of payment for the sale of our archived software to be deployed in Walmart stores (see Multiple Element Arrangement above). The changes were also due to decreased operating expenses for the three months ended March 31, 2010 primarily the result of decreased headcount and a conscious effort to reduce expenses, and increased revenue in 2010.

Investing Activities. For the three months ended March 31, 2010, aVinci’s cash flows provided by investing activities was $42,138 compared to $0 for the same period in 2009. The change was due to proceeds received from the sale of marketable securities of $24,059 and from the sale of property and equipment of $18,079 in 2010.

Financing Activities. For the three months ended March 31, 2010, financing activities provided $267,382 of cash compared to using $33,972 for the same period in 2009. During the three months ended March 31, 2010, we received $300,000 from promissory notes, and we used $32,618 for principal payments under capital lease obligations. During the three months ended March 31, 2009, we used $33,972 for principal payments under capital obligations.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  As of March 31, 2010, we have negative working capital of $547,373 compared with negative working capital of $799,334 at December 31, 2009. Based on these factors, among others, the report of our independent registered public accounting firm includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. We are continuing to work to obtain new customers and to increase revenues from existing customers. As noted above, in October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received an additional $742,500 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the second quarter of 2010. We anticipate that with the funds received in March 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

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

New Accounting Standards

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2010, we entered into a financing agreement with three current shareholders to refinance a $100,000 note payable and to provide new financing of $300,000 for operating capital through the issuance of convertible debt. The $400,000 was provided under a convertible secured promissory note bearing interest at 8% per annum.  The note is convertible into senior preferred stock of the Company at any time during the term of the note (set at 2 years) at $1 per share.  Additionally the note holders were provided warrants, having a five year term, to purchase additional shares of common stock at $0.075 per share, all as disclosed in aVinci’s 8-K filing of January 8, 2010 upon receipt of the first $350,000 of the $400,000 total received.

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

aVinci Media Corporation

Date: May 17, 2010	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
Principal Executive Officer

Date: May 17, 2010	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer