Form 10-Q
period 2010-06-30
aVINCI MEDIA CORP
filed 2010-08-16
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of common stock outstanding as of the close of business on July 30, 2010 was 52,112,227

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$525,134	$28,843
Accounts receivable	132,046	98,192
Marketable securities available-for-sale	10,600	30,585
Inventory	16,070	21,610
Prepaid expenses	26,157	29,862
Deferred costs	13,654	15,887
Deposits and other current assets	11,546	11,396
Total current assets	735,207	236,375

Property and equipment, net	87,004	229,600
Intangible assets, net	88,543	88,543
Restricted cash	27,056	27,056
Other assets	14,990	14,990
Total assets	$952,800	$596,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$85,940	$102,669
Accrued liabilities	363,063	182,665
Capital leases	30,212	92,423
Current portion of deferred rent	22,677	27,621
Notes payable	—	100,000
Warrant derivative liability	24,333	—
Deferred revenue	946,464	530,331
Total current liabilities	1,472,689	1,035,709

Other long-term liabilities	27,056	27,056
Convertible notes payable net of debt discount of $97,723	302,277	—
Deferred rent, net of current portion	46,357	92,829
Total liabilities	1,848,379	1,155,594

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized 50,000,000 shares:
Series A convertible preferred stock, 1,500,000 designated; shares issued and outstanding: 1,202,627 at June 30, 2010 and at December 31, 2009 (Aggregate liquidation preference of $1,306,943 at June 30, 2010)	12,026	12,026
Common stock, $0.01 par value, authorized 250,000,000 shares; shares issued and outstanding: 52,112,227 shares at June 30, 2010 and 51,462,227 shares at December 31, 2009	521,122	514,622
Additional paid-in capital	25,498,777	25,252,244
Accumulated deficit	(26,926,238)	(26,337,922)
Accumulated other comprehensive loss	(1,266)	—
Total stockholders’ deficit	(895,579)	(559,030)
Total liabilities and stockholders’ deficit	$952,800	$596,564

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$440,515	$235,427	$969,088	$359,944
Cost of sales	146,559	181,460	297,167	402,443
Gross profit (loss)	293,956	53,967	671,921	(42,499)

Operating expense:
Research and development	111,618	186,042	238,900	441,454
Selling and marketing	67,012	262,441	182,227	541,179
General and administrative	522,335	862,912	932,990	1,692,776
Total operating expense	700,965	1,311,395	1,354,117	2,675,409

Loss from operations	(407,009)	(1,257,428)	(682,196)	(2,717,908)

Other income (expense):
Gain on sale of marketable securities	—	—	5,339	—
Gain on sale of property and equipment	77,470	—	93,900	—
Gain on derivatives	21,994	—	43,053	—
Interest income	1,019	291	1,156	1,983
Interest expense	(26,157)	(6,341)	(49,568)	(12,453)
Total other income (expense)	74,326	(6,050)	93,880	(10,470)
Loss before income taxes	(332,683)	(1,263,478)	(588,316)	(2,728,378)
Income tax benefit	—	—	—	—
Net loss	(332,683)	(1,263,478)	(588,316)	(2,728,378)

Deemed dividend on Series A convertible preferred stock	—	(582,203)	—	(582,203)

Net loss applicable to common stockholders	$(332,683)	$(1,845,681)	$(588,316)	$(3,310,581)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.07)

Weighted average common and common equivalent shares used to calculate loss per share:
Basic and diluted	51,703,436	49,490,591	51,605,045	49,240,834

Comprehensive Loss
Net loss applicable to common stockholders	$(332,683)	$(1,845,681)	$(588,316)	$(3,310,581)
Unrealized gain (loss) on marketable securities available-for-sale	(5,008)	23,496	(1,266)	(14,842)
Comprehensive loss	$(337,691)	$(1,822,185)	$(589,582)	$(3,325,423)

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(588,316)	$(2,728,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	134,134	214,732
Accretion of debt discount	32,127	—
Common stock issued for services	19,750	185,700
Equity-based compensation	170,819	368,967
Gain on sale of property and equipment	(93,900)	(49)
Gain on sale of marketable securities	(5,339)	—
Gain on derivatives	(43,053)	—
Decrease (increase) in:
Accounts receivable	(33,854)	175,973
Inventory	5,540	18,247
Prepaid expenses and other assets	3,555	137,845
Deferred costs	2,233	131,158
Increase (decrease) in:
Accounts payable	(16,729)	(4,503)
Accrued liabilities	180,398	13,894
Deferred rent	(51,416)	17,273
Deferred revenue	416,133	(138,496)
Net cash provided by (used in) operating activities	132,082	(1,607,637)

Cash flows from investing activities:
Proceeds from sale of property and equipment	102,362	1,400
Proceeds from sale of marketable securities	24,058	—
Net cash provided by investing activities	126,420	1,400

Cash flows from financing activities:
Proceeds from convertible notes payable	300,000	—
Proceeds from sale of Series A convertible preferred stock	—	892,000
Principal payments under capital lease obligations	(62,211)	(69,135)
Net cash provided by financing activities	237,789	822,865
Net change in cash and cash equivalents	496,291	(783,372)

Cash and cash equivalents at beginning of period	28,843	1,071,053
Cash and cash equivalents at end of period	$525,134	$287,681

Cash paid for income taxes	$—	$—

Cash paid for interest	$4,401	$12,453

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 2010:

•	We satisfied a $100,000 note payable through the issuance of a new convertible note payable.
•	We incurred an unrealized loss on marketable securities available-for-sale of $1,266.
•	We allocated $129,851 of the proceeds from the convertible notes payable to the warrants and beneficial conversion feature.

During the six months ended June 30, 2009:

•	We incurred an unrealized loss on marketable securities available-for-sale of $14,842.

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

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The consolidated balance sheet as of December 31, 2009, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the following disclosures, when read in conjunction with the annual financial statements and the notes included in our Form 10-K for the year ended December 31, 2009, are adequate to make the information presented not misleading. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

As of June 30, 2010 and 2009, we had 23,671,358 and 13,858,435 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. Stock options and warrants could be dilutive in the future.

Multiple Element Arrangement
Generally, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable.

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores and received a nonrefundable initial payment of $247,500. On March 24, 2010, we finalized the agreement, which provides a license to install the software in stores, initial training and annual maintenance (post-contract customer support or “PCS”) for $300 per year per store in which the software is installed.  The initial nonrefundable $247,500 payment covers the first 825 annual store licenses.  All elements relating to the initial nonrefundable payment were delivered as of March 31, 2010 except for PCS.  We do not have vendor specific objective evidence (“VSOE”) for any of the elements of this agreement.

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

We recognized the initial $247,500 payment as revenue during the quarter ended March 31, 2010 and have recorded an accrual of $9,000 for the estimated cost to provide the PCS.  Additional payments, including $742,500 received in March 2010 and $22,200 received in June 2010, will be recognized as revenue as the software is installed in additional stores.

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

The accounting for derivative instruments is complex.  Our warrant derivative liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as a charge or credit to other income (expense), in the period in which the changes in fair value occur.  For warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option-pricing model. This model requires assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
At June 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and current operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Recently Adopted Accounting Standards
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This update requires entities to 1) disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and 2) present separately (i.e. on a gross basis rather than as a net amount), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both level 2 and level 3 are also required. For all portions of the update except the gross presentation of activity in the level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009. For the gross presentation of activity in the level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010. We have provided the additional required disclosures effective January 1, 2010.

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

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received additional advance payments of $742,500 in March 2010 and $22,200 in June 2010 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the third quarter of 2010. We anticipate that with the funds received in March 2010 and June 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

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

3.  Series A Convertible Preferred Stock

In March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder to raise up to an additional $1.5 million.  The investment was in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share.  For each Series A convertible preferred share, investors in the offering also received a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years.  As of June 30, 2010, we had received proceeds of $1,202,627 from the sale of 1,202,627 Series A convertible preferred shares. The Series A shares also carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of June 30, 2010 are $104,316.

4.  Equity-Based Compensation

We currently have a stock option plan that allows us to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants.

Equity-based compensation expense, included in general and administrative expense in the consolidated statements of operations, totaled $54,520 and $181,091, respectively for the three months ended June 30, 2010 and 2009; and totaled $170,819 and $368,967, respectively for the six months ended June 30, 2010 and 2009.

As described in Note 6 below (Related Party Transactions), on January 12, 2010 we issued 50,000 shares of common stock to John E. Tyson for services as a director during 2010. These shares had a fair value of $1,750, vested immediately, and were expensed on the date they were issued. On June 1, 2010 we issued 600,000 shares of common stock for professional services. These shares had a fair value of $18,000, vested immediately, and were expensed on the date they were issued. There were no other awards granted during the six months ended June 30, 2009.

As of June 30, 2010, there was approximately $271,430 of unrecognized equity-based compensation expense related to option grants that will be recognized over a weighted average period of 0.2 year.

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

The following table presents financial assets and liabilities measured at fair value as of June 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Available-for-sale securities	$10,600	$10,600	—	—

Current liabilities:
Warrant derivative liability	$24,333	—	—	$24,333

The following table presents financial assets and liabilities measured at fair value as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Available-for-sale securities	$30,585	$30,585	—	—

Our warrant derivative liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as a charge or credit to other income (expense), in the period in which the changes in fair value occur.  For warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option-pricing model. This model requires assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument. The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the six months ended June 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2010
Beginning balance, December 31, 2009	$—
Issuances:
Warrant derivative issued in conjunction with convertible notes payable	67,386
Gain on derivatives included in earnings	(43,053)

Ending balance, June 30, 2010	$24,333

6.  Related Party Transactions

Board Compensation
On January 12, 2010 we issued 50,000 shares of common stock to John E. Tyson for services as a director during 2010.  These shares had a fair value of $1,750 and vested immediately.

Convertible Notes Payable
During the quarter ended March 31, 2010:

•	We converted a $100,000 note payable that was owed to the chairman of the board of directors to a convertible note payable with terms as disclosed in Note 7.
•	We issued a $250,000 convertible note payable to a majority shareholder of aVinci and an additional $50,000 convertible note payable to a minority shareholder with terms as disclosed in Note 7.

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

We allocated $67,386 of the $400,000 total proceeds to the warrants and determined that there was a beneficial conversion feature totaling $62,465 for a total debt discount of $129,851.  The debt discount is being amortized over the expected term of the loan agreement.  Amortization of the debt discount totaled $32,127 for the six months ended June 30, 2010.

The following table summarizes the convertible notes payable balance at June 30, 2010:

June 30, 2010
Total convertible debt outstanding	$400,000
Less debt discount	(97,723)

Net convertible debt outstanding	$302,277

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

Upon issuance, the fair value of the derivatives on the Warrants was $67,386.  The Company recorded a warrant derivative liability for this amount. The fair value of the derivatives as of June 30, 2010, was $24,333; therefore, the Company recorded a gain on derivatives of $43,053.  The fair values of the derivatives were determined using the Black-Scholes model based on the following assumptions:

Warrant Derivatives

	Upon	June 30,
	Issuance	2010
Expected volatility	55.0%	55.0%
Expected life, range in years	5.0	4.5 – 4.7
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	2.43 - 2.48%	2.00%

8.  Legal Proceedings

On December 17, 2007, Robert L. Bishop, who worked with the Company in a limited capacity in 2004 and is a current member of a limited liability company that owns an equity interest in the Company, filed a legal claim alleging a right to unpaid wages and/or commissions (with no amount specified) and Company equity. The complaint was served on the Company on January 7, 2008. The Company is actively defending itself against the action and has filed two motions for summary judgement which the court has deferred ruling on pending the completion of discovery. The parties have agreed to postpone discovery for a time to explore the possibility of resolving the matter to save the time and cost associated with completing discovery and engaging in trial. The Company has accrued an estimated expense to cover a potential settlement.

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

Overview

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received advanced payments of $742,500 in March 2010 and $22,200 in June 2010 to cover an annual per store license fee for stores that deploy the software. This license fee revenue model differs from our past model of generating royalty revenue on each product created. We anticipate the widespread rollout of our archive product in Walmart stores during the third quarter of 2010. We anticipate that with the funds received in March 2010 and June 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

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

With the exception of a new multiple element arrangement and the issuance of derivative instruments discussed below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We recognized the initial $247,500 payment as revenue during the quarter ended March 31, 2010 and have recorded an accrual of $9,000 for the estimated cost to provide the PCS.  Additional payments, including $742,500 received in March 2010 and $22,200 received in June 2010, will be recognized as revenue as the software is installed in additional stores.

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

The accounting for derivative instruments is complex.  Our warrant derivative liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as a charge or credit to other income (expense), in the period in which the changes in fair value occur.  For warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option-pricing model. This model requires assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument.

Results of Operations

For the first six months of 2010, revenues increased 169% and operating losses decreased by 75% over the same period in 2009.  For the six months ended June 30, 2010, we had revenues of $969,088, a gross profit of $671,921, an operating loss of $682,196, and a net loss of $588,316. This compares to revenues of $359,944, a gross loss of $42,499, an operating loss of $2,717,908, a net loss of $2,728,378, and a net loss applicable to common stockholders of $3,310,581 for the same period in 2009.

Revenues.

Total revenues increased $205,088, or 87%, to $440,515 for the three months ended June 30, 2010, as compared to $235,427 for the same period in 2009. The increase in revenue during the three months ended June 30, 2010 over the same period in 2009 is primarily due to increased sales in Walgreen’s stores as a result of significant marketing efforts surrounding the launch of aVinci products in Walgreen’s stores throughout the United States at the end of the second quarter and the start of the third quarter of 2009. For the six months ended June 30, 2010, total revenues increased $609,144 or 169% to $969,088 as compared to $359,944 for the same period in 2009. The increase in revenue for the six months ended is also due the launch of aVinci products in Walgreen’s stores throughout the United States during the second quarter and the start of the third quarter of 2009; and due to the sale of our archived software in March 2010 for deployment in Walmart stores, and increased sales volume of ESPN branded products.

Two customers accounted for a total of 82% of aVinci’s revenues for the three months ended June 30, 2010 (individually 72%, and 10%) compared to three customers accounting for 84% of the revenue for the same period in 2009 (individually 46%, 27%, and 11%). Two customers accounted for a total of 81%of aVinci’s revenues for the six months ending June 30, 2010 (individually 55% and 26%) compared to two customers accounting for 71% of aVinci’s revenue for the same period in 2009 (individually 42% and 28%). No other single customer accounted for more than 10% of aVinci’s total revenues for the three and six months ended June 30, 2010 or the same period in 2009.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold decreased $34,901, or 19%, to $146,559 for the three months ended June 30, 2010, compared to $181,460 for the same period in 2009. The decrease in cost of goods sold is primarily due to a $12,000 decrease in depreciation expense as some of the equipment related to fulfillment has reached the end of their depreciable lives. Additional decreases included a $9,000 reduction in prepaid music licenses, a $7,500 reduction in costs associated with product shipped to a specific customer, and a $6,000 reduction in certain license fees. For the six months ended June 30, 2010, cost of goods sold decreased $105,276 or 26% to $297,167 as compared to $402,443 for the same period in 2009. The decrease in cost of goods sold is primarily due to recognizing $69,000 more in license fees during 2009 most of which was for expiring minimum guaranteed license fees that were not renewed. Additional decreases include a $13,000 decrease in deprecation as some of the equipment related to fulfillment has reached the end of their depreciable lives, an $11,000 decrease in consigned inventory costs (all consigned inventory was written off at December 31, 2009), a $7,500 reduction in costs associated with product shipped to a specific customer, and a reduction in labor costs of $5,000 due to having lower paid employees providing customer fulfillment during 2010.

Research and Development. Our research and development expense decreased $74,424, or 40%, to $111,618 for the three months ended June 30, 2010, compared to $186,042 for the same period in 2009. The decrease is primarily due to a decrease in the average employee headcount during this period from year to year. The decrease in employee headcount accounts for a decrease of approximately $80,000. For the six months ended June 30, 2010, research and development decreased $202,554, or 46% to $238,900 as compared to $441,454, for the same period in 2009. The decease in research and development expenses for the six month period is also primarily due to the decrease in average headcount from 2009 to 2010. The decrease in headcount accounts for approximately $211,000 of the decrease. This decrease in headcount caused an increased usage of outside resources which offset the decrease in research and development expense by $9,000.

Selling and Marketing. Our selling and marketing expense decreased $195,429, or 74%, to $67,012 for the three months ended June 30, 2010 compared to $262,441 for the same period in 2009. The decrease is primarily due to a decrease in the average employee headcount during these periods from year to year. For the three months ended June 30, 2010, the decrease in employee headcount accounts for approximately $116,000 of the decrease; and the decrease in the use of outside resources accounts for approximately $51,000 of the decrease from 2009. Finally, advertising costs over this time period decreased by $16,000 due to decreased Internet advertising, and travel related costs decreased by approximately $8,000 due to the reduced headcount and reduced traveling. For the six months ended June 30, 2010, selling and marketing decreased $358,952, or 66% to $182,227 compared to $541,179, for the same period in 2009. For the six months ended June 30, 2010, the decrease in headcount accounts for approximately $188,000 of the decrease; and the decrease in the use of external resources accounts for $87,000 of the decrease in expense. Finally, marketing expenses decreased by approximately $30,000 due to a reduction in expenses associated with attendance at the annual PMA trade show, $27,000 in reduced Internet advertising costs, $12,000 in reduced travel related costs, and $9,000 for some 2009 marketing expenses at a specific retailer.

General and Administrative. Our general and administrative expense decreased $340,577, or 39%, to $522,335 for the three months ended June 30, 2010, compared to $862,912 for the same period in 2009. The decrease is primarily due to decreases in stock-based compensation of $158,000 as this expense for 2009 included expense for former directors, and consulting services of almost $132,000. Other general and administrative expenses decreased including salaries and related company payroll taxes of $52,000 and benefits of $23,000 due to reduced overall headcount, reductions in legal and accounting fees of $26,000 due to reduced services requested. Our facilities expense decreased by $39,000 as a result of subleasing office space beginning in December 2009, and our depreciation and amortization costs have decreased by approximately $35,000 as many of our depreciable assets have reached the end of their depreciable lives. Finally, we recorded an additional $14,000 in expense in 2009 for stock issued to a recruiter; and, primarily as a result of our decreased headcount, travel related expenses have decreased by $13,000. All of these decreases were partially offset by an accrual for estimated settlement costs (see Note 8 above).

For the six months ended June 30, 2010, general and administrative expenses decreased $759,786, or 45% to $932,990 compared to $1,692,776, for the same period in 2009. The decrease is primarily due to a decrease in stock-based compensation of $228,000, a decrease in legal and accounting fees of $130,000 due to higher fees in 2009 and reduced services in 2010, and a decrease in consulting and outside services of $120,000. The general and administrative headcount was reduced from 2009 to 2010 as well as the overall company headcount from year to year. These reductions reduced the general and administrative salaries and company payroll tax expenses by $113,000, and benefits by $55,000. Our facilities expense decreased by $81,000 as a result of subleasing office space beginning in December 2009, and our depreciation and amortization costs have decreased by approximately $68,000 as many of our depreciable assets have reached the end of their depreciable lives. As a result of the decreased headcount, travel related costs decreased by $39,000, and telecommunications costs decreased by $12,000. The costs associated with being a public company decreased by $39,000 as a result of reducing external investor relations services and related costs associated with being a public company. Finally, we recorded an additional $14,000 in expense in 2009 for stock issued to a recruiter. All of these decreases were partially offset by an accrual for estimated settlement costs (see Note 8 above).

Income Tax Expense. For the three and six months ended June 30, 2010 and 2009, no provisions for income taxes were required.

At June 30, 2010, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and net operating loss carryforwards. The valuation allowance was recorded because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

	Unaudited
	Six Months Ended
	June 30,
Statements of Cash Flows	2010	2009

Cash Flows from Operating Activities	$132,082	$(1,607,637)
Cash Flows from Investing Activities	126,420	1,400
Cash Flows from Financing Activities	237,789	822,865
Increase (Decrease) in cash and cash equivalents	496,291	(783,372)

Operating Activities. For the six months ended June 30, 2010, net cash provided by operating activities was $132,082 compared to net cash used of $1,607,637 for the same period in 2009. The change was primarily due to the $742,500 increase in deferred revenue upon the invoicing and receipt of payment for the sale of our archived software to be deployed in Walmart stores (see Multiple Element Arrangement above). The changes were also due to decreased operating expenses for the six months ended June 30, 2010, primarily the result of decreased headcount and a conscious effort to reduce expenses, and increased revenue in 2010.

Investing Activities. For the six months ended June 30, 2010, net cash provided by investing activities was $126,420 compared to $1,400 for the same period in 2009. The change was due to proceeds received from the sale of property and equipment of $102,362, and from the sale of marketable securities of $24,058 in 2010.

Financing Activities. For the six months ended June 30, 2010, financing activities provided $237,789 of cash compared to providing $822,865 for the same period in 2009. During the six months ended June 30, 2010, we received $300,000 from promissory notes, and we used $62,211 for principal payments under capital lease obligations. During the six months ended June 30, 2009, we received $892,000 from the sale of Series A convertible preferred stock and we used $69,135 for principal payments under capital lease obligations.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses.  As of June 30, 2010, we have negative working capital of $737,482 compared with negative working capital of $799,334 at December 31, 2009. Based on these factors, among others, the report of our independent registered public accounting firm in our 2009 annual report on Form 10-K includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. We are continuing to work to obtain new customers and to increase revenues from existing customers. As noted above, in October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500.  On March 24, 2010, we finalized the agreement and received advanced payments of $742,500 in March 2010 and $22,200 in June 2010 to cover an annual per store license fee for stores that deploy the software.  This license fee revenue model differs from our past model of generating royalty revenue on each product created.   We anticipate the widespread rollout of our archive product in Walmart stores during the third quarter of 2010. We anticipate that with the funds received in March 2010 and June 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2010.

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

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (FASB ASU 10-06), “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This update requires entities to 1) disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and 2) present separately (i.e. on a gross basis rather than as a net amount), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both level 2 and level 3 are also required. For all portions of the update except the gross presentation of activity in the level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009. For the gross presentation of activity in the level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010. We have provided the additional required disclosures effective January 1, 2010.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings, other than the litigation referenced below.

On December 17, 2007, Robert L. Bishop, who worked with the Company in a limited capacity in 2004 and is a current member of a limited liability company that owns an equity interest in the Company, filed a legal claim alleging a right to unpaid wages and/or commissions (with no amount specified) and Company equity. The complaint was served on the Company on January 7, 2008. The Company is actively defending itself against the action and has filed two motions for summary judgement which the court has deferred ruling on pending the completion of discovery. The parties have agreed to postpone discovery for a time to explore the possibility of resolving the matter to save the time and cost associated with completing discovery and engaging in trial. The Company has accrued an estimated expense to cover a potential settlement.

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

aVinci Media Corporation

Date: August 16, 2010	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
Principal Executive Officer

Date: August 16, 2010	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer