Form 10-Q
period 2010-09-30
aVINCI MEDIA CORP
filed 2010-11-12
CIK 842695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

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

The number of shares of common stock outstanding as of the close of business on October 31, 2010 was 52,612,227.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. (Removed and Reserved)	19
Item 5. Other Information	19
Item 6. Exhibits	19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$307,057	$28,843
Accounts receivable	90,225	98,192
Marketable securities available-for-sale	7,142	30,585
Inventory	15,750	21,610
Prepaid expenses	13,065	29,862
Deferred costs	11,384	15,887
Deposits and other current assets	7,088	11,396
Total current assets	451,711	236,375

Property and equipment, net	50,054	229,600
Intangible assets, net	86,046	88,543
Restricted cash	27,056	27,056
Other assets	14,990	14,990
Total assets	$629,857	$596,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$84,590	$102,669
Accrued liabilities	352,750	182,665
Capital leases	4,981	92,423
Current portion of deferred rent	22,758	27,621
Notes payable	—	100,000
Warrant derivative liability	22,028	—
Deferred revenue	180,816	530,331
Total current liabilities	667,923	1,035,709

Other long-term liabilities	27,056	27,056
Convertible notes payable net of debt discount of $81,436	318,564	—
Deferred rent, net of current portion	40,647	92,829
Total liabilities	1,054,190	1,155,594

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized 50,000,000 shares:
Series A convertible preferred stock, 1,500,000 designated; shares issued and outstanding: 1,202,627 at September 30, 2010 and at December 31, 2009 (Aggregate liquidation preference of $1,331,194 at September 30, 2010)	12,026	12,026
Common stock, $0.01 par value, authorized 250,000,000 shares; shares issued and outstanding: 52,612,227 shares at September 30, 2010 and 51,462,227 shares at December 31, 2009	526,122	514,622
Additional paid-in capital	25,542,045	25,252,244
Accumulated deficit	(26,504,526)	(26,337,922)
Total stockholders’ deficit	(424,333)	(559,030)
Total liabilities and stockholders’ deficit	$629,857	$596,564

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$1,110,838	$313,784	$2,079,926	$673,728
Cost of sales	188,006	184,327	485,173	586,770
Gross profit	922,832	129,457	1,594,753	86,958

Operating expense:
Research and development	118,830	172,663	357,730	614,117
Selling and marketing	67,538	215,284	249,765	756,463
General and administrative	285,192	1,176,016	1,218,182	2,868,792
Total operating expense	471,560	1,563,963	1,825,677	4,239,372

Income (loss) from operations	451,272	(1,434,506)	(230,924)	(4,152,414)

Other income (expense):
Gain (loss) on sale of marketable securities	(4,724)	(2,659)	615	(2,659)
Gain on sale of property and equipment	—	—	93,900	—
Gain on derivatives	2,305	—	45,358	—
Interest income	492	191	1,648	2,174
Interest expense	(27,633)	(5,209)	(77,201)	(17,662)
Total other income (expense)	(29,560)	(7,677)	64,320	(18,147)
Income (loss) before income taxes	421,712	(1,442,183)	(166,604)	(4,170,561)
Income tax benefit	—	—	—	—
Net income (loss)	421,712	(1,442,183)	(166,604)	(4,170,561)

Deemed dividend on Series A convertible preferred stock	—	(105,928)	—	(688,131)

Net income (loss) applicable to common stockholders	$421,712	$(1,548,111)	$(166,604)	$(4,858,692)

Basic income (loss) per common share	$0.01	$(0.03)	$(0.00)	$(0.10)
Diluted income (loss) per common share	$0.01	$(0.03)	$(0.00)	$(0.10)

Weighted average common and common equivalent shares used to calculate income (loss) per share:
Basic	52,302,444	50,843,926	51,840,066	49,488,578
Diluted	58,315,579	50,843,926	57,853,201	49,488,578

Comprehensive Income (Loss)
Net income (loss) applicable to common stockholders	$421,712	$(1,548,111)	$(166,604)	$(4,858,692)
Unrealized loss on marketable securities available-for-sale	—	(19,395)	—	(34,237)
Comprehensive income (loss)	$421,712	$(1,567,506)	$(166,604)	$(4,892,929)

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(166,604)	$(4,170,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,264	310,326
Accretion of debt discount	48,415	—
Common stock issued for services	27,250	361,829
Equity-based compensation	211,586	908,774
Gain on sale of property and equipment	(93,900)	(200)
(Gain) loss on sale of marketable securities	(615)	2,659
Gain on derivatives	(45,358)	—
Decrease (increase) in:
Accounts receivable	7,967	(113,831)
Inventory	5,860	23,771
Prepaid expenses and other assets	21,105	148,165
Deferred costs	4,503	127,100
Increase (decrease) in:
Accounts payable	(18,079)	16,031
Accrued liabilities	170,085	15,078
Deferred rent	(57,045)	31,188
Deferred revenue	(349,515)	172,470
Net cash used in operating activities	(59,081)	(2,167,201)

Cash flows from investing activities:
Proceeds from sale of property and equipment	102,362	1,550
Proceeds from sale of marketable securities	24,058	7,767
Purchase of property, plant and equipment and intangibles	(1,683)	—
Net cash provided by investing activities	124,737	9,317

Cash flows from financing activities:
Proceeds from convertible notes payable	300,000	—
Proceeds from sale of Series A convertible preferred stock	—	1,202,627
Principal payments under capital lease obligations	(87,442)	(109,660)
Net cash provided by financing activities	212,558	1,092,967
Net change in cash and cash equivalents	278,214	(1,064,917)

Cash and cash equivalents at beginning of period	28,843	1,071,053
Cash and cash equivalents at end of period	$307,057	$6,136

Cash paid for income taxes	$—	$—

Cash paid for interest	$5,013	$17,662

See accompanying Notes to Condensed Consolidated Financial Statements.

aVINCI MEDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

Supplemental schedule of non-cash investing and financing activities:

During the nine months ended September 30, 2010:

•	We satisfied a $100,000 note payable through the issuance of a new convertible note payable.
•	We allocated $129,851 of the proceeds from the convertible notes payable to the warrants and beneficial conversion feature.

During the nine months ended September 30, 2009:

•	We incurred an unrealized loss on marketable securities available-for-sale of $34,237.

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

Unaudited Information
In the opinion of management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the financial information set forth therein. The consolidated balance sheet as of December 31, 2009, presented herein is derived from the audited consolidated balance sheet presented in our annual report on Form 10-K at that date. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the following disclosures, when read in conjunction with the annual financial statements and the notes included in our Form 10-K for the year ended December 31, 2009, are adequate to make the information presented not misleading. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

As of September 30, 2010 and 2009, we had 17,543,627 and 16,229,854 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net income (loss) per common share because it would have decreased the net income (loss) per common share. Stock options and warrants could be dilutive in the future.

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

We recognized the initial $247,500 payment as revenue during the quarter ended March 31, 2010 and an additional $782,700 in revenue during the quarter ended September 30, 2010 based upon the number of stores receiving the software deployment during the quarter. We recorded an accrual of $6,000 for the estimated cost to provide PCS to Walmart.

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

Income Taxes
At September 30, 2010, management had recorded a full valuation allowance against the net deferred tax assets related to temporary differences and net operating losses because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

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

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500. On March 24, 2010, we finalized the agreement and received additional advance payments of $742,500 in March 2010 and $22,200 in June 2010 to cover an annual per store license fee for stores that deploy the software. This license fee revenue model differs from our past model of generating royalty revenue on each product created. The widespread rollout of our archive product in Walmart stores occurred during September 2010. We anticipate that with the funds received in March 2010 and June 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2011.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital or debt financing. If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our equity, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in future periods.

3.  Series A Convertible Preferred Stock

In March 2009, we initiated a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The investment was in the form of Series A convertible preferred shares, $0.01 per share par value with a stated value of $1.00 per share, convertible into common shares at the rate of $0.20 per common share. For each Series A convertible preferred share, investors in the offering also received a warrant to purchase 1.25 shares of common stock at $0.25 per share at any time within five years. We sold a total of 1,202,627 Series A convertible preferred shares pursuant to the offering. The Series A shares carry a cumulative dividend at an annual rate of 8%. Cumulative dividends not accrued or declared as of September 30, 2010 are $128,567.

4.  Equity-Based Compensation

We currently have a stock option plan that allows us to grant stock options, restricted stock and other equity based awards to employees, directors, and consultants.

Equity-based compensation expense, included in general and administrative expense in the consolidated statements of operations, totaled $40,767 and $539,807, respectively for the three months ended September 30, 2010 and 2009; and totaled $211,586 and $908,774, respectively for the nine months ended September 30, 2010 and 2009.

During the nine months ended September 30, 2010, 1,150,000 shares with a fair value of $27,250 were issued for services from board members, consulting services, and for settlement of a dispute.

As of September 30, 2010, there was approximately $168,816 of unrecognized equity-based compensation expense related to option grants that will be recognized over a weighted average period of 0.1 year.

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

The following table presents financial assets and liabilities measured at fair value as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Available-for-sale securities	$7,142	$7,142	—	—

Current liabilities:
Warrant derivative liability	$22,028	—	—	$22,028

The following table presents financial assets and liabilities measured at fair value as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Available-for-sale securities	$30,585	$30,585	—	—

Our warrant derivative liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as a charge or credit to other income (expense), in the period in which the changes in fair value occur. For warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option-pricing model. This model requires assumptions related to the expected term of the instrument and risk-free rates of return, the Company’s current common stock price, expected dividend yield and the expected volatility corresponding to the expected life of the instrument. The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value during the nine months ended September 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2010
Beginning balance, December 31, 2009	$—
Issuances:
Warrant derivative issued in conjunction with convertible notes payable	67,386
Gain on derivatives included in earnings	(45,358)

Ending balance, September 30, 2010	$22,028

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

We allocated $67,386 of the $400,000 total proceeds to the warrants and determined that there was a beneficial conversion feature totaling $62,465 for a total debt discount of $129,851. The debt discount is being amortized over the expected term of the loan agreement. Amortization of the debt discount totaled $48,415 for the nine months ended September 30, 2010.

The following table summarizes the convertible notes payable balance at September 30, 2010:

September 30, 2010
Total convertible debt outstanding	$400,000
Less debt discount	(81,436)

Net convertible debt outstanding	$318,564

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

Upon issuance, the fair value of the derivatives on the Warrants was $67,386. The Company recorded a warrant derivative liability for this amount. The fair value of the derivatives as of September 30, 2010, was $22,028; therefore, the Company recorded a gain on derivatives of $43,358. The fair values of the derivatives were determined using the Black-Scholes model based on the following assumptions:

Warrant Derivatives

	Upon	September 30,
	Issuance	2010
Expected volatility	55.0%	55.0%
Expected life, range in years	5.0	4.2 – 4.4
Expected dividend yield on stock	0.00%	0.00%
Risk free interest rate range	2.43 - 2.48%	1.41%

8.  Legal Proceedings

The Company entered into a settlement agreement in August 2010 to resolve a legal proceeding as previously disclosed on the Company’s Form 8-K filed September 2, 2010. The Company accrued the estimated settlement costs during the second quarter of 2010 and adjusted the estimate during the third quarter of 2010 upon the finalization of the agreement.

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

Overview

In October of 2009 we agreed to enter into an agreement to license our new archival DVD creation software for deployment in Walmart stores during 2010 and received a first payment of $247,500. On March 24, 2010, we finalized the agreement and received advanced payments of $742,500 in March 2010 and $22,200 in June 2010 to cover an annual per store license fee for stores that deploy the software. This license fee revenue model differs from our past model of generating royalty revenue on each product created. The widespread rollout of our archive product in Walmart stores occurred in September 2010. We anticipate that with the funds received in March 2010 and June 2010 under this agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2011.

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

With the exception of a new multiple element arrangement and the issuance of derivative instruments discussed below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2010 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Multiple Element Arrangement

Generally, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectability is probable. Under our Walmart agreement, based upon meeting the requirements disclosed in footnote 1 of Item 1 above, we recognized the initial $247,500 payment as revenue during the quarter ended March 31, 2010 and an additional $782,700 in revenue during the quarter ended September 30, 2010 based upon the number of stores receiving the software deployment during the quarter. We recorded an accrual of $6,000 for the estimated cost to provide PCS to Walmart.

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

Results of Operations

For the first nine months of 2010, revenues increased 209% and operating losses decreased by 94% over the same period in 2009. For the nine months ended September 30, 2010, we had revenues of $2,079,926, a gross profit of $1,594,753, an operating loss of $230,924, and a net loss of $166,604. This compares to revenues of $673,728, a gross profit of $86,958, an operating loss of $4,152,414, a net loss of $4,170,561, and a net loss applicable to common stockholders of $4,858,692 for the same period in 2009.

Revenues.

Total revenues increased $797,054, or 254%, to $1,110,838 for the three months ended September 30, 2010, as compared to $313,784 for the same period in 2009. The increase in revenue during the three months ended September 30, 2010 over the same period in 2009 is primarily due to deployment of our archive software in Walmart stores during the third quarter of 2010 under a software license agreement. For the nine months ended September 30, 2010, total revenues increased $1,406,198 or 209% to $2,079,926 as compared to $673,728 for the same period in 2009. The increase in revenue for the nine months ended September 30, 2010 is also due to the deployment of our archive software in Walmart stores during the third quarter of 2010; increasing sales in Walgreen’s stores throughout the United States; and increasing sales volume of ESPN branded products.

Two customers accounted for a total of 93% of aVinci’s revenues for the three months ended September 30, 2010 (individually 70% and 23%) compared to two customers accounting for 88% of the revenue for the same period in 2009 (individually 75% and 13%). Two customers accounted for a total of 87% of aVinci’s revenues for the nine months ended September 30, 2010 (individually 50% and 37%) compared to two customers accounting for 79% of aVinci’s revenue for the same period in 2009 (individually 58% and 21%). No other single customer accounted for more than 10% of aVinci’s total revenues for the three and nine months ended September 30, 2010 or the same period in 2009.

Operating Expenses.

Cost of Goods Sold. Our cost of goods sold increased $3,679, or 2%, to $188,006 for the three months ended September 30, 2010, compared to $184,327 for the same period in 2009. The increase in cost of goods sold is primarily due to a $35,000 increase related to supplying an initial inventory of DVDs to Walmart as part of our new agreement. The costs for music licenses increased by approximately $13,400 as an adjustment was made in third quarter of 2010 to adjust estimated music royalties owed related to increasing sales. These increases were partially offset by a $24,000 decrease in depreciation expense as some of the equipment related to fulfillment has reached the end of their depreciable lives. Additional decreases included a $20,600 reduction in certain license fees. For the nine months ended September 30, 2010, cost of goods sold decreased $101,597 or 17% to $485,173 as compared to $586,770 for the same period in 2009. The decrease in cost of goods sold is primarily due to decreasing licensing fees due to expiring minimum guaranteed license fees that were not renewed. Additional decreases include a $37,000 decrease in deprecation as some equipment related to fulfillment have reached the end of their depreciable lives, a $14,000 decrease in postage and delivery related to the elimination of shipping costs to Walgreens for supplies it now sources directly, and decreased costs associated with fulfillment of direct sales. These cost decreases were partially offset by an increase in royalties owed to ESPN and commissions earned by sales affiliates of approximately $26,700.

Research and Development. Our research and development expense decreased $53,833, or 31%, to $118,830 for the three months ended September 30, 2010, compared to $172,663 for the same period in 2009. The decrease is primarily due to a decrease in the average employee headcount during this period from year to year. The decrease in employee headcount accounts for a decrease of approximately $48,000. For the nine months ended September 30, 2010, research and development decreased $256,387, or 42% to $357,730 as compared to $614,117, for the same period in 2009. The decease in research and development expenses for the nine month period is also primarily due to the decrease in average headcount from 2009 to 2010. The decrease in headcount accounts for approximately $259,000 of the decrease.

Selling and Marketing. Our selling and marketing expense decreased $147,746, or 69%, to $67,538 for the three months ended September 30, 2010 compared to $215,284 for the same period in 2009. The decrease is primarily due to a decrease in the average employee headcount during these periods from year to year. For the three months ended September 30, 2010, the decrease in employee headcount accounts for approximately $120,000 of the decrease; and the decrease in the use of outside resources accounts for approximately $10,000 of the decrease from 2009. Advertising expenses decreased by $16,000 due to a reduction in direct marketing efforts for ESPN products during 2010. For the nine months ended September 30, 2010, selling and marketing decreased $506,698, or 67% to $249,765 compared to $756,463, for the same period in 2009. For the nine months ended September 30, 2010, the decrease in headcount accounts for approximately $308,000 of the decrease; and the decrease in the use of external resources accounts for $97,000 of the decrease in expense. Marketing expenses decreased by approximately $30,000 due to a reduced presence at the annual PMA trade show, $26,000 as a result of reduced Internet advertising costs, $25,000 due to a reduction in general marketing expenses, and $14,000 as a result of reduced travel related costs.

General and Administrative. Our general and administrative expense decreased $890,824, or 76%, to $285,192 for the three months ended September 30, 2010, compared to $1,176,016 for the same period in 2009. The decrease is primarily due to decreases in stock-based compensation of $405,000 as this expense for 2009 included approximately $308,000 of expense for former directors, and $13,000 in expense for stock granted to employees.  A further decrease of $261,000 in expense resulted from stock and warrants being issued in 2009 for services that were not duplicated in 2010.  Other general and administrative expense reductions included reductions of legal and accounting fees by $65,000 related to better pricing and new service providers; and salaries and related company payroll taxes of $37,000 plus benefits of $14,000 related to reduced overall headcount. Our facilities expense decreased by $39,000 as a result of subleasing office space beginning in December 2009, and our depreciation expense has decreased by approximately $30,000 as many of our depreciable assets have reached the end of their depreciable lives. Additionally as a result of our decreased headcount, travel related expenses decreased by $24,000 from 2009 to 2010.

For the nine months ended September 30, 2010, general and administrative expenses decreased $1,650,610, or 58% to $1,218,182 compared to $2,868,792, for the same period in 2009. The decrease is primarily due to a decrease in stock-based compensation of $633,000, a decrease in consulting and outside services of $373,000, and a decrease in legal and accounting fees of $195,000 due to both higher fees in 2009 and reduced services in 2010. The general and administrative headcount was reduced from 2009 to 2010 as well as the overall company headcount from year to year. These reductions reduced the general and administrative salaries and company payroll tax expenses by $150,000, and benefits by $69,000. Our facilities expense decreased by $120,000 as a result of subleasing office space beginning in December 2009, and our depreciation and amortization costs have decreased by approximately $98,000 as many of our depreciable assets have reached the end of their depreciable lives. As a result of the decreased headcount, travel related costs decreased by $63,000, and telecommunications costs decreased by $16,000. The costs associated with being a public company decreased by $51,000 as a result of reducing external investor relations services and related costs associated with being a public company. All of these decreases were partially offset by settlement costs (see Note 8 above).

Income Tax Expense. For the three and nine months ended September 30, 2010 and 2009, no provisions for income taxes were required.

At September 30, 2010, management has recognized a valuation allowance for the net deferred tax assets related to temporary differences and net operating loss carryforwards. The valuation allowance was recorded because there is significant uncertainty as to the realizability of the deferred tax assets. Based on a number of factors, the currently available, objective evidence indicates that it is more-likely-than-not that the net deferred tax assets will not be realized.

Liquidity and Capital Resources

	Unaudited
	Nine Months Ended
	September 30,
Statements of Cash Flows	2010	2009

Cash Flows from Operating Activities	$(59,081)	$(2,167,201)
Cash Flows from Investing Activities	124,737	9,317
Cash Flows from Financing Activities	212,558	1,092,967
Increase (Decrease) in cash and cash equivalents	307,057	(1,064,917)

Operating Activities. For the nine months ended September 30, 2010, net cash used by operating activities was $59,081 compared to net cash used of $2,167,201 for the same period in 2009. The change was primarily due to decreased operating expenses for the nine months ended September 30, 2010, primarily the result of decreased headcount and a conscious effort to reduce expenses, and increased revenue in 2010.

Investing Activities. For the nine months ended September 30, 2010, net cash provided by investing activities was $124,737 compared to $9,317 for the same period in 2009. The change was due to proceeds received from the sale of property and equipment of $102,362, and from the sale of marketable securities of $24,058 in 2010.

Financing Activities. For the nine months ended September 30, 2010, financing activities provided $212,558 of cash compared to providing $1,092,967 for the same period in 2009. During the nine months ended September 30, 2010, we received $300,000 from promissory notes, and we used $87,442 for principal payments under capital lease obligations. During the nine months ended September 30, 2009, we received $1,202,627 from the sale of Series A convertible preferred stock and we used $109,660 for principal payments under capital lease obligations.

We have operated at a loss since inception and are not currently generating sufficient revenues to cover our operating expenses. As of September 30, 2010, we have negative working capital of $216,212 compared with negative working capital of $799,334 at December 31, 2009. Based on these factors, among others, the report of our independent registered public accounting firm in our 2009 annual report on Form 10-K includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. We are continuing to work to obtain new customers and to increase revenues from existing customers. We anticipate that with the funds received in March 2010 and June 2010 under the Walmart agreement, and our expected monthly sales revenue from other sources throughout 2010 we will be able to fund operations throughout 2010. However, we may need to seek additional sources of financing should our monthly sales revenues be insufficient to fund operations at our current levels through 2011.

If new sources of financing are insufficient or unavailable, we will modify our growth and operating plans to the extent of available funding, if any. Any decision to modify our business plans would harm our ability to pursue our aggressive growth plans. If we cease or stop operations, our shares could become valueless. Historically, we have funded operating, administrative and development costs through the sale of equity capital or debt financing. If our plans and/or assumptions change or prove inaccurate, or we are unable to obtain further financing, or such financing and other capital resources, in addition to projected cash flow, if any, prove to be insufficient to fund operations, our continued viability could be at risk. To the extent that any such financing involves the sale of our common stock or common stock equivalents, our current stockholders could be substantially diluted. There is no assurance that we will be successful in achieving any or all of these objectives in 2011.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Chett P. Paulsen, our Principal Executive Officer, and Edward B. Paulsen, our Principal Financial and Accounting Officer, concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings as of the filing date of this report. The Company entered into a settlement agreement in August 2010 to resolve a legal proceeding as previously disclosed on the Company’s Form 8-K filed September 2, 2010.

ITEM 1A.                   RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      (REMOVED AND RESERVED)

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

aVinci Media Corporation

Date: November 12, 2010	By:	/s/ Chett B. Paulsen
Chett B. Paulsen
Principal Executive Officer

Date: November 12, 2010	By:	/s/ Edward B. Paulsen
Edward B. Paulsen
Principal Financial and Accounting Officer